Form 10-Q
period 2004-03-31
SUMTOTAL SYSTEMS INC
filed 2004-05-17
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50640

SUMTOTAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1607228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2444 Charleston Road, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 934-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of April 30, 2004 was approximately 20,409,000 shares.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company’s website, www.sumtotalsystems.com, within 24 hours after such material is electronically filed with the Securities and Exchange Commission.

SUMTOTAL SYSTEMS, INC.

FORM 10 –Q

For the Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$33,802	$12,862
Short term investments	999	—
Accounts receivable, net	13,942	10,359
Prepaid expenses and other current assets	1,996	795

Total current assets	50,739	24,016
Property and equipment, net	3,135	1,508
Goodwill	27,878	2,877
Intangible assets, net	13,360	2,560
Other assets	794	1,704

Total assets	$95,906	$32,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,587	$1,786
Accrued compensation and benefits	3,467	2,612
Other accrued liabilities	4,016	889
Restructuring accrual	1,518	—
Deferred revenue	9,681	5,361
Short term debt	—	3,521

Total current liabilities	21,269	14,169

Total liabilities	21,269	14,169

Stockholders’ equity:
Preferred stock	—	—
Common stock	20	33
Additional paid-in capital	320,869	255,092
Unearned stock-based compensation	(2,022)	—
Accumulated deficit	(243,984)	(236,168)
Accumulated other comprehensive loss	(246)	(461)

Total stockholders’ equity	74,637	18,496

Total liabilities and stockholders’ equity	$95,906	$32,665

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
License	$2,172	$2,235
Service and maintenance	4,932	5,765

Total revenue	7,104	8,000

Cost of revenue:
License	124	159
Service and maintenance	2,794	2,639
Amortization of intangible assets	494	117

Total cost of revenue	3,412	2,915

Gross margin	3,692	5,085

Operating expenses:
Research and development	2,305	1,284
Sales and marketing	4,164	3,234
General and administrative	2,278	1,340
Restructuring charge	889	—
In-process research and development	1,326	—

Total operating expenses	10,962	5,858

Loss from operations	(7,270)	(773)

Interest expense	(103)	(48)
Interest income	47	1
Other expense, net	(283)	—
Equity in losses of affiliate	(169)	(25)

Loss before provision for income taxes	(7,778)	(845)
Provision for income taxes	38	10

Net loss	$(7,816)	$(855)

Net loss per share – basic and diluted	$(0.66)	$(0.11)

Weighted average common shares outstanding, basic and diluted	11,836	7,912

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,816)	$(855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	265	362
Amortization of intangible assets	494	117
Loss on disposal of property and equipment	373	—
Provision for returns and doubtful accounts	194	146
Amortization of discount on debt	89	22
Amortization of unearned stock-based compensation	63	—
Stock-based compensation resulting from acceleration of stock option vesting	524	—
In-process research and development	1,326	—
Equity in losses of affiliate	169	25
Net change in certain operating assets and liabilities	3,674	893

Net cash provided by (used in) operating activities	(645)	710

Cash flows from investing activities:
Purchases of property and equipment	(282)	(306)
Cash acquired in acquisition, net of cash payments	25,435	—
Purchases of short term investments	(2,497)	—
Sales of short term investments	1,999	—
Other	—	(58)

Net cash provided by (used in) investing activities	24,655	(364)

Cash flows from financing activities:
Repayments on debt	(6,010)	(5,120)
Proceeds from borrowings	2,400	4,985
Net proceeds from the issuance of common stock	325	201

Net cash provided by (used in) financing activities	(3,285)	66

Effect of foreign exchange rate changes on cash	215	60

Net increase in cash and cash equivalents	20,940	472
Cash and cash equivalents at beginning of period	12,862	3,586

Cash and cash equivalents at end of period	$33,802	$4,058

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

SumTotal Systems, Inc. develops, markets, distributes, and supports an integrated suite of enterprise learning software products. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc. (“Click2learn”). The terms “SumTotal Systems” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SumTotal Systems include the accounts of SumTotal Systems and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.” Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2003.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal shares at a ratio of 0.3188 SumTotal shares for each Click2learn share on March 18, 2004. See Note 3 below, “Acquisition and Intangible Assets.”

(c) Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

For all sales, SumTotal Systems uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

For software license fees in arrangements, which do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers.

At the time of each transaction, SumTotal Systems assesses whether the fee associated with its revenue is fixed and determinable and whether or not collection is reasonably assured. SumTotal Systems assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, or if fees are subject to minimum levels of distribution or subject to refund (other than refunds for warranty

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claims or its uncured defaults), then SumTotal Systems accounts for the fee as not being fixed and determinable. In these cases, SumTotal Systems defers revenue and recognizes it when it becomes due and payable.

SumTotal Systems assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. SumTotal Systems does not request collateral from its customers. If SumTotal Systems determines at the time of the transaction that collection of a fee is not reasonably assured, it defers revenue until the time collection becomes reasonably assured, generally when payment is received.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, SumTotal Systems defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products based upon the amounts SumTotal Systems charges when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services provided SumTotal Systems has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects.

Professional services under fixed price contracts are recognized as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services from time and materials contracts and training services is recognized as services are performed.

SumTotal Systems recognizes revenue from non-refundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the contractual reporting obligations.

Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. We typically bill these contracts in advance and record the billed amounts in deferred revenue.

(d) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets.

(e) Impairment of Long-Lived Assets

SFAS 144 provides a single accounting model for disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

losses on such operations. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(f) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts reflect the weighted average number of common and dilutive shares outstanding during the period. As SumTotal Systems had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three months ended March 31, 2004 are options to acquire approximately 4,841,000 shares of common stock with a weighted average exercise price of $9.21 and warrants to purchase approximately 2,163,000 shares of common stock with a weighted average exercise price of $10.83 because their effects would be anti-dilutive. Options to acquire approximately 1,948,000 shares of common stock with a weighted average exercise price of $12.55 and warrants to purchase 1,219,000 shares of common stock with a weighted exercise share price of $16.72 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 because their effects would be anti-dilutive.

The change in common stock and additional paid-in capital reflects the stock option exercises, stock purchase for the Employee Stock Purchase Plan on January 31, 2004, and common stock and common stock options issued associated with the acquisition of Docent.

(g) Derivative Financial Instruments

SumTotal Systems had no derivative financial instruments outstanding at March 31, 2004 or December 31, 2003.

(h) Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(7,816)	$(855)
Foreign currency translation adjustment	215	60

Total comprehensive loss	$(7,601)	$(795)

Accumulated other comprehensive loss was $246,000 at March 31, 2004 and $461,000 at December 31, 2004, and is all related to foreign currency translation adjustments.

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. SumTotal Systems is required to apply FIN 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The changes noted in FIN 46R did not have a material effect on SumTotal Systems’ financial position and results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB 104 did not have a material effect on SumTotal Systems’ financial position and results of operations.

(j) Reclassifications

A reclassification of $1.9 million from accounts receivable to deferred revenue at December 31, 2003 was made to conform with SumTotal Systems’ current year presentation.

A reclassification of $636,000 to property and equipment, net from intangible assets at December 31, 2003 was made to conform with SumTotal Systems’ current year presentation.

A reclassification of $295,000 from common stock to additional paid-in capital at December 31, 2003 was made because the par value of common stock changed from $0.01 at December 31, 2003 to $0.001 on March 18, 2004, as a result of the merger with Docent.

Certain other amounts have been reclassified to conform to current period presentation.

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: STOCK-BASED COMPENSATION

SumTotal Systems applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Net loss, as reported	$(7,816)	$(855)
Add stock-based employee compensation expenses included in reported net loss, net of tax	587	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	$(1,829)	$(1,143)

Pro forma net loss	$(9,058)	$(1,998)

Basic and diluted net loss per share:
As reported	$(0.66)	$(0.11)
Pro forma	$(0.77)	$(0.25)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Volatility	1.10 – 1.20	1.24	0.79	1.24
Risk free interest rate	1.25% - 3.07%	2.78%	1.01%	2.80%
Expected lives of options	1-5 years	5 years	6 months	1.25 years

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITION AND INTANGIBLE ASSETS

On March 18, 2004, Click2learn acquired Docent, a leading provider of integrated solutions proven to directly drive business performance through learning, and formed SumTotal Systems.

The reasons for the acquisition include the following:

•	the belief that the combined company will be a strong, viable leader in the business performance and learning management software industry,

•	the belief that the combined company will better serve its customers,

•	the belief that the combined company will provide the market with the most comprehensive set of innovative technologies available,

•	the belief that the complementary product and service offerings of the two companies will allow the combined company to better address customer demand, which will yield additional revenue opportunities,

•	the potential for more expansive customer base and broader market reach,

•	the potential for an enhanced network of strategic partners and the benefits such a network would provide to the combined company’s customers,

•	the potential of combining two leading research and development, service and customer support teams, and

•	the increased financial strength and operational efficiencies that a combined company can potentially deliver.

On March 18, 2004, stockholders of Click2learn received 0.3188 shares of common stock in SumTotal Systems for each common share of Click2learn held, or approximately 52% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. On March 18, 2004, stockholders of Docent received 0.7327 shares of common stock in SumTotal Systems for each common share of Docent held, or approximately 48% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants will be converted into options and warrants for the purchase of shares in SumTotal Systems in accordance with the same exchange ratios. The transaction is accounted for as an acquisition of Docent by Click2learn under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

The total purchase consideration consists of the following:

(In thousands)
Fair value of SumTotal Systems common stock issued (1)	$55,663
Acquisition related costs (2)	2,120
Assumption of Docent stock options (3)	9,252

$67,035

(1)

The fair value of SumTotal Systems common stock issued represents 9,748,253 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

price per share as reported on the Nasdaq National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188 to SumTotal Systems common stock.

(2)	The acquisition related costs consist of banking, legal and accounting fees, printing costs, and other directly related charges.

(3)	Docent stock options assumed were valued at $9.3 million using the Black-Scholes valuation model assuming a dividend yield of zero percent, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26%, and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million and will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the merger. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting period of one to four years consistent with the graded vesting approach described in FASB Interpretation No. 28. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. The Company recognized $524,000 as a result of accelerated vesting to certain employees as a result of the transaction, per FIN 44, Accounting for Certain Transactions Involving Stock Compensation.

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $25.0 million. The following unaudited condensed balance sheet data presents the fair value of the assets and liabilities acquired.

(In thousands)
Assets acquired:
Cash and cash equivalents	$27,552
Short term investments	501
Accounts receivable	5,841
Prepaids and other current assets	920
Property and equipment	2,021
Intangible assets	11,256
Other assets	414
In-process research and development	1,326
Goodwill	25,001

74,832

Deferred stock-based compensation	2,085

Liabilities acquired:
Accounts payable and accrued liabilities	(6,796)
Restructuring accrual	(800)
Deferred revenue	(2,286)

(9,882)

Total consideration	$67,035

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill of $25.0 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS 142. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets:

(In thousands, except years)	Purchase Price	Estimated Useful lives in Years	Estimated Weighed Average Useful lives in Years
Intangible assets:
Core/Developed Technology	$5,412	4.00	4.00
Customer installed base relationships	2,605	6.00	6.00
Customer hosted relationships	1,014	5.00	5.00
Customer contract relationships	2,225	1.00	1.00

Total	$11,256		3.96

SumTotal Systems assigned $1.3 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. The Company wrote off these assets at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB No. 2 Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core/developed technology contribution, were discounted to the present value to estimate the value of the IPR&D.

The results of operations of Docent from March 19, 2004 to March 31, 2004 are included in the Company’s statement of operations.

The following unaudited pro forma information represents the results of operations for SumTotal Systems and Docent for the three months ended March 31, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. The Docent results of operation for the three months ended March 31, 2004 are for the period of January 1, 2004 to March 18, 2004. Excluded from the Docent pro forma revenue is $3.8 million for the three months ended March 31, 2004 and $3.1 million for the three months ended March 31, 2003. The deferred revenue adjustment at closing had the effect of reducing the amount of revenue the combined company will recognize in periods subsequent to the merger compared to the amount of revenue Docent would have recognized in the same period absent the transaction. The Docent pro forma net loss excludes amortization of intangible assets of $189,000 for the three months ended March 31, 2004 and $220,000 for the three months ended March 31, 2003. The Docent intangible assets were eliminated at the time of the merger. This pro forma information does not purport to be indicative of what may occur in the future:

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
	Unaudited
Total revenue	$9,049	$12,260

Net loss	$(16,557)	$(6,617)

Net loss per share – basic and diluted	$(1.40)	$(0.84)

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and other intangibles are as follows (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,310	$433	$27,877

Intangible assets:
Acquired technology	$9,652	$2,036	$7,616
Customer installed base relationships	2,605	15	2,590
Customer hosted relationships	1,014	7	1,007
Customer contract relationships	2,225	78	2,147

	$15,496	$2,136	$13,360

Gross carrying amounts changes from December 31, 2003 to March 31, 2004 represents additions as a result of the Docent acquisition.

Expected future amortization expense related to intangible assets through 2007 is $4,180 for the remainder of fiscal 2004, $3,415 in 2005, $2,305 in 2006, $1,990 in 2007.

NOTE 4: BANK CREDIT FACILITY

In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation that is recorded in general and administrative expenses and incurred a charge of $67,000 associated with warrants related to the line of credit that is recorded in interest expense. The line of credit balance was $3.5 million at December 31, 2003.

NOTE 5: RESTRUCTURING

The first quarter of fiscal 2004 merger of Click2learn and Docent, forming SumTotal Systems, caused excess facilities and redundant employee positions. A restructuring change was recognized for the cost to exit activities of Click2learn.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all company functions of 33 employees.

Facility costs represent the closure of a facility in Framingham, Massachusetts. The facility costs include the fair value of payments required under lease contract, less estimated sublease income. To determine the sublease income certain estimates were made related to: (1) the time period over which the building would remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates).

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts the restructuring activity in the fiscal year 2004 restructuring plan during the three months ended March 31, 2004 (in thousands):

Category	Additions	Cash Expenditures	Balance at March 31, 2004
Vacated facilities	$172	$—	$172
Employee severance	717	(147)	570

Total	$889	$(147)	$742

Accrued employee severance will be paid over the three month period ending June 30, 2004. Accrued facilities will be paid over the lease term of the Framingham, Massachusetts facility, which ends in January 2006.

The acquired balance sheet of Docent had a restructuring accrual of $800,000 related to a building in Mountain View, California that was exited in June 2002. The lease on the facility ends in May 2005. The following table depicts the restructuring activity of the Mountain View, California building during the three months ended March 31, 2004 (in thousands):

Category	Additions	Cash Expenditures	Balance at March 31, 2004
Vacated facilities	$800	$(24)	$776

Total	$800	$(24)	$776

Accrued facilities will be paid over the lease term of the Mountain View, California facility, which ends in May 2005.

NOTE 6: SEGMENT INFORMATION

FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which SumTotal Systems earns revenue and holds assets, and about major customers. SumTotal Systems has one reporting segment.

SUMTOTAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
United States	$5,792	$7,196
Europe	930	474
Other Americas	82	192
Asia/Pacific	300	138

	$7,104	$8,000

Long-lived assets by geographic location are as follows (in thousands):

	March 31, 2004	December 31, 2003
Long-lived assets:
United States	$44,573	$8,340
Europe	175	51
India	279	258
Asia/Pacific	140	—

	$45,167	$8,649

Long-lived assets represent property, plant, and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

No one customer accounted for more than 10% of SumTotal Systems revenue for the three months ended March 31, 2004. One customer accounted for 23% of SumTotal Systems revenue for the three months ended March 31, 2003.

NOTE 7: COMMITMENTS

In September 2002, Docent entered into an agreement with a third party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. If SumTotal Systems fails to resell $1.0 million of the third party company’s software by April 2005, SumTotal Systems will pay the third party software company the remaining unsold balance due. As of March 31, 2004, SumTotal had purchased $247,000 under this agreement.

NOTE 8: GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. SumTotal Systems adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in our industry. The duration of product warranties generally does not exceed 90 days following delivery of the products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company’s does not maintain accruals for potential customer indemnification or warranty-related obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes contained elsewhere in this document. Operating results for the three month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Click2learn Annual Report on Form 10-K for the year ended December 31, 2003.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. by Click2learn, Inc. We are a leading developer and provider of enterprise learning solutions for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of learning and knowledge content. Our products combine collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. We provide our products and services to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	Revenue recognition

•	Estimating allowances for sales returns and the allowance for doubtful accounts

•	Goodwill and intangible assets

•	Restructuring

Revenue Recognition. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as payment is received. The determination of a customer’s ability to pay requires significant judgment. In this regard, SumTotal Systems management considers, among other things, the geographic location of the customer, the financial viability of the customer, and the past payment histories of the customer in assessing a customer’s ability to pay.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

Many of our software contracts include consulting implementation services. Consulting revenues from these contracts are generally accounted for separately from the license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowances for Sales Returns and Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment patterns. This assessment requires significant judgment. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at March 31, 2004.

Goodwill and Intangible Assets. We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values.

Restructuring. During the first quarter of fiscal 2004, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California and Framingham, Massachusetts. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at March 31, 2004. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenue.

For the three-month period ended March 31, 2004 total revenue decreased 11% to $7.1 million, as compared to $8.0 million for the three-month period ended March 31, 2003. The decrease in revenue is attributed to the change in service and maintenance revenue.

License Revenue. For the three-month periods ended March 31, 2004 and 2003 license revenue was $2.2 million. Approximately $500,000 of additional license revenue was from sales of the Docent software platform after March 18, 2004; this was offset by a decrease in sales of the Click2learn software platform. Price changes in license seat prices had no material effect to the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

License revenue of approximately $1.2 million associated with two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers, and the software licensed in the transactions was delivered by March 31, 2004, the contracts were not countersigned by us. As a result, this $1.2 million of license revenue will be recognized in the three months ended June 30, 2004.

Service and Maintenance Revenue. For the three-month period ended March 31, 2004 service and maintenance revenue declined 14% to $4.9 million, as compared to $5.8 million for the three-month period ended March 31, 2003. The decrease is due to non recurring consulting and implementation services performed for one customer in the first fiscal quarter of 2003 totaling $1.8 million. This decrease was partially offset by increases in the maintenance and hosting installed base. Maintenance revenue increased $588,000 to $1.8 million for the three-month period ended March 31, 2004, from $1.2 million for the three-month period ended March 31, 2003. Approximately $250,000 of the maintenance revenue increase is due to the addition of the Docent installed base on March 18, 2004. Hosting revenue increased $372,000 to $878,000 for the three-month period ended March 31, 2004, from $506,000 for the three-month period ended March 31, 2003. Approximately $300,000 of the hosting revenue increase is due to the addition of the Docent installed base on March 18, 2004. Price changes in service and maintenance revenue had no material effect on the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

Cost of Revenue.

For the three-month period ended March 31, 2004 total cost of revenue increased 17% to $3.4 million, as compared to $2.9 million for the period ended March 31, 2003. This was a result of the increase in the amortization of intangible assets partially offset by decreased service and maintenance costs as described below.

Cost of License. For the three-month period ended March 31, 2004 total cost of license revenue was $124,000, as compared to $159,000 for the period ended March 31, 2003. Our cost of license revenue includes the cost of third party software and content we resell, and the cost of manuals, production media and shipping costs.

Cost of Service and Maintenance. For the three-month period ended March 31, 2004 total cost of service and maintenance increased 6% to $2.8 million, as compared to $2.6 million for the period ended March 31, 2003. The increase is due to the addition of service and maintenance personnel following the merger with Docent on March 18, 2004. Costs relating to service maintenance personnel increased $135,000, from $1.9 million in the three months ended March 31, 2003 to $2.0 million in the three months ended March 31, 2004. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and changes related to hosting activities and other third party services.

Amortization of Intangibles. For the three-month period ended March 31, 2004 amortization of intangibles increased 322% to $494,000, as compared to $117,000 for the period ended March 31, 2003. The increase is due to $237,000 of amortization associated with our Virtual Classroom Server product and $140,000 of amortization associated with the intangible assets from the purchase of Docent.

Operating Expenses

Research and Development. For the three-month period ended March 31, 2004 total research and development cost increased 80% to $2.3 million, as compared to $1.3 million for the period ended March 31, 2003. The increase is due to the addition of research and development personnel and additional external consultants.

Expenses relating to research and development personnel increased $496,000, from $935,000 in the three months ended March 31, 2003 to $1.4 million in the three months ended March 31, 2004. Approximately $200,000 of this increase is due to additional research and development personnel after the merger with Docent on March 18, 2004. The remaining is due to additional employees hired to support work on upcoming releases of our product platform.

Consulting expenses increased $370,000, from $11,000 in the three months ended March 31, 2003 to $381,000 in the three months ended March 31, 2004. Additional consultants were needed to support work on upcoming releases of our product platform.

Sales and Marketing. For the three-month period ended March 31, 2004 total sales and marketing cost increased 29% to $4.2 million, as compared to $3.2 million for the period ended March 31, 2003. The increase is a result of increased marketing activity associated with the launch of our new combined company, SumTotal Systems, and the loss on abandonment of property and equipment, consisting of internal use sales management software, with a net book value of $373,000, used by Click2learn in favor of the sales management software used by Docent.

Expenses related to marketing activities, such as advertising, promotional materials and public relations, increased $471,000, from $311,000 in the three months ended March 31, 2003 to $782,000 in the three months ended March 31, 2004. The increase was the result of the rebranding program the Company initiated as part of the merger with Docent.

General and Administrative. For the three-month period ended March 31, 2004 total general and administrative cost increased 70% to $2.3 million, as compared to $1.3 million for the three-month period ended March 31, 2003. The increase is a result of stock-based compensation related to the acceleration of stock options of certain employees, and additional general and administrative personnel expenses.

The merger with Docent accelerated the stock option vesting of certain Click2learn officers resulting in stock-based compensation expense of $491,000 in the three months ended March 31, 2004. Expenses relating to general and administrative personnel increased $295,000, from $906,000 in the three months ended March 31, 2003 to $1.2 million in the three months ended March 31, 2004. The increase was due to the need to retain redundant general and administrative personnel immediately following the merger with Docent.

Restructuring Charge. The merger of Click2learn and Docent in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all company functions of 33 employees.

Facility costs represent the closure of a facility in Framingham, Massachusetts. The facility costs include the fair value of payments required under lease contract, less estimated sublease income.

In-process research and development. Associated with the merger with Docent, SumTotal Systems assigned $1.3 million to in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were estimated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D.

Stock-based compensation. For the three months ended March 31, 2004 stock-based compensation expense relating to common stock options was $587,000, and there was no stock-based compensation expense for the three months ended March 31, 2003. Stock-based compensation expense is allocated based on the function of employees. The merger with Docent accelerated the stock option vesting of certain Click2learn officers resulting in stock-based compensation expense of $524,000 in the three months ended March 31, 2004. Stock-based compensation expense relating to common stock options issued to former Docent employees was $63,000 for the months ended March 31, 2004.

Interest Expense. For the three-months ended March 31, 2004 interest expense was $103,000, as compared to $48,000 for the three-month period ended March 31, 2003. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, SumTotal Systems cancelled its $10 million working capital line Silicon Valley Bank. SumTotal Systems incurred a charge of $67,000 associated with warrants related to cancellation of the line of credit.

Interest Income. For the three-months ended March 31, 2004 interest income was $47,000, as compared to $1,000 for the three-month period ended March 31, 2003. Interest income increased due to higher balances of cash and cash equivalents, and short term investments. The increase in cash and cash equivalents, and short term investments is from our June 2003 sale of common stock and warrants, and our March 2004 net cash acquired from the Docent merger.

Other Expense, net. For the three-months ended March 31, 2004 other expense was $283,000 and none for the three-months ended March 31, 2003. The increase was due to $159,000 foreign exchange loss and $112,000 for state and local fees in the three months ended March 31, 2004.

Equity in Losses of Affiliate. Losses from affiliates relate to our joint venture with Softbank in Japan through our subsidiary, SumTotal Systems Japan KK. We use the equity method of accounting whereby we record our ownership portion of the joint ventures net income or loss. For the three-month period ended March 31, 2004 our losses from affiliates were $169,000, compared to $25,000 for the three months ended March 31, 2003.

Income Taxes. For the three months ended March 31, 2004, we recorded income tax expense of $38,000 related to foreign income taxes, compared to $10,000 for the three months ended March 31, 2003. The increase is due to a greater foreign presence after the merger with Docent.

Liquidity and Capital Resources

At March 31, 2004, our principal source of liquidity was cash, cash equivalents and short term investments of $34.8 million of cash and $13.9 million of accounts receivable, up from $12.9 million of cash and $10.4 million of accounts receivable on December 31, 2003. The change in cash is due primarily to the cash acquired in the acquisition, net of payments, of $25.4 million from the merger with Docent. The change in accounts receivable is due to the $5.8 million receivables acquired in the Docent merger on March 18, 2004, offset by cash collection of $1.9 million of these receivables from March 19, 2004 to March 31, 2004.

We anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

Net cash used for operating activities was $645,000 in the three months ended March 31, 2004. The cash used during the period was due to a net loss of $7.8 million, offset by non-cash charges and the collections of the acquired accounts receivable from Docent. Non-cash charges consisted of $1.3 million for in-process research and development, $524,000 for the acceleration of stock option vesting, $494,000 for the amortization of intangible assets, $373,000 for a loss on the disposal of property and equipment, $265,000 for depreciation and amortization, $194,000 for provision for returns and doubtful accounts, and $169,000 for Equity loss in affiliate. Cash collections from March 19, 2004 to March 31, 2004 associated with the $5.8 million accounts receivable acquired from Docent on March 18, 2004 were $1.9 million.

Net cash provided for operating activities was $710,000 in the three months ended March 31, 2003 due to cash provided by the net change in certain operating assets of $893,000, offset by the net loss of $855,000 and non cash charges of $362,000 for depreciation and amortization, $146,000 for provision for returns and doubtful accounts, and $117,000 for amortization of intangibles.

Cash provided by investing activities was $24.7 million for the three months ended March 31, 2004 due to the $25.4 million of cash acquired in acquisition, net of payments, associated with the Docent merger. Net cash used in investing activities was $364,000 in the three months ended March 31, 2003 primarily due to the $306,000 used for purchases of equipment.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2004 due to cancellation the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003. In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation and incurred a charge of $67,000 associated with warrants related to the line of credit.

Cash provided by financing activities was $66,000 in the three months ended March 31, 2003, resulting primarily from draws against the Silicon Valley Bank the working capital line, net of payments on debt, and amounts received from purchases under our Employee Stock Purchase Plan. Cash used for payments on debt was $5.1 million in the three months ended March 31, 2003.

We anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

At March 31, 2003, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$6,533	$2,320	$3,528	$685
Restructuring facility payments	948	765	183	—
Software resale and distribution commitment	753	—	753	—

Total contractual cash obligations	$8,234	$3,085	$4,464	$685

Factors That May Affect Future Results of Operations

Risks relating to the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems

We may not achieve the benefits expected from the merger transaction which resulted in the formation of our new company, SumTotal Systems, including increased revenues and reduced expenses, which may have a material adverse effect on our business and could result in loss of key personnel.

Achieving the benefits expected from the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems will depend in part on the successful integration of technology, operations and personnel. The integration of Docent and Click2learn has been, and will continue to be, a complex, time-consuming and expensive process and may disrupt our business if not carried out in a timely and efficient manner. The continuing challenges involved in this integration include:

•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees of our new company;

•	coordinating research and development activities, both in the United States and in our expanding Indian engineering offices, to enhance customer support, development of bug fixes, upgrades and updates, and development of new product offerings and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	integrating worldwide legal, finance and other operational and administrative operations, including sales and contract execution operations;

•	combining product offerings and product lines effectively and quickly, and successfully marketing such products to our existing and future customer base;

•	integrating sales efforts so that customers can easily conduct business with us;

•	integrating sales operations in a rapid and efficient manner and ensuring compliance with our contract execution processes and internal controls and procedures;

•	integrating engineering efforts to provide updates, upgrades and bug fixes for our existing products and for development of new products;

•	transitioning all facilities to a common information technology system;

•	offering the products and services of Docent and Click2learn to each other’s customers;

•	coordinating marketing efforts; and

•	developing and maintaining uniform standards, controls, procedures, and policies.

We are not certain that we will successfully integrate Docent and Click2learn or that any of the anticipated benefits of the merger transaction will be realized, or if such benefits are realized, that such benefits will be realized as soon as we forecast. Risks to the successful integration include:

•	the impairment of relationships with employees, customers, and suppliers as a result of integration of management and other key personnel;

•	the disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology and rights from Docent and Click2learn into our product offerings;

•	the difficulty of integrating, both stateside and on an international basis, finance, legal and other operational and administrative operations, including sales operations; and

•	unanticipated expenses related to integration.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger transaction, and the failure to successfully and timely integrate will have a negative impact on our operations, resulting in failing to meet our forecasts of market analysts’ forecasts, which could cause a decline in our stock price.

The failure to successfully develop and implement in a timely fashion internal contract execution controls and procedures related to our European operations could impact our ability to recognize revenue in future quarters.

In connection with its review of our condensed consolidated financial statements for the quarter ended March 31, 2004, KPMG, LLP, our auditors (“KPMG”), noted in a letter to the Audit Committee of our Board of Directors that we have a material weakness in our internal controls and procedures in our European operations under standards established by the American Institute of Certified Public Accountants. During their review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts were not countersigned by us by March 31, 2004. As a result, we had to adjust our financial statements prior to the announcement of our earnings for the period ended March 31, 2004. We are in the process of implementing a number of additional controls and procedures to ensure that we countersign contracts in a timely fashion, and that we have documentary evidence that we have done so. We believe that these actions sufficiently address the weakness in our internal controls and procedures raised in KPMG’s letter. However, there is no assurance that the additional internal controls and procedures we are implementing will resolve this issue, or that, in the future, additional material weaknesses will not arise in our internal controls or procedures that would result in our needing to delay the recognition of certain revenue and adjust our financial statements. The implementation of these additional internal controls and procedures will require management resources and time, and failure to successfully implement these additional internal controls and procedures in a timely, effective and efficient manner, or the existence of additional material weaknesses in our internal controls and procedures, could adversely affect our ability to recognize revenue in a timely fashion in future quarters. Failure to recognize revenue in a timely fashion may result in our not meeting our forecasts or industry analysts’ projections, and would likely cause the price of our common stock to decline.

We may not be able to renegotiate or terminate distributor, partner or other relationships on terms favorable to us.

As a result of the merger, there are a number of distributor, partner and other relationships that we are in the process of renegotiating and/or terminating. There can be no assurance that we will be able to renegotiate, or, where applicable, terminate, these relationships on favorable terms. In the event we cannot do so, we may need to pay significant settlement costs, or could be the subject of one or more lawsuits alleging, among other things, unlawful termination of a distribution, partnership or other relationship agreement. This may cause a negative impact on our earnings and could cause us to fail to meet our financial forecasts or market analysis’ forecasts, which would likely cause a decline in our common stock price.

Our business and results of operations are likely to be affected by the formation of SumTotal Systems based on the merger of Docent and Click2learn.

We believe the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems may have an adverse effect on our revenue in future quarters as customers may delay, defer or cancel purchases due to potential uncertainty about the direction of SumTotal Systems’ product offerings and its support and service of existing products following the merger. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, alliance partners, business partners, and others with whom we have business relationships. In addition, our quarterly operating results and revenue could be substantially below the expectations of our forecasts or market analysts’ forecasts, which would likely cause a decline in our stock price.

Failure to integrate our two primary offices, and our engineering efforts, may cause our business to suffer.

We intend to maintain primary offices in Mountain View, California, and Bellevue, Washington, and to have engineering operations in both of these offices, and in Hyderabad, India. If we fail to integrate management, sales, operations, research and development or support functions efficiently between and among the primary offices, our business could suffer.

The reductions in workforce may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our recent merger and in an effort to streamline operations, reduce costs and redundancies and bring our staffing and cost structure in line with industry standards, we restructured our organization in the first quarter of fiscal year 2004, an effort that included substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to integrate our operations or to respond to unexpected challenges may be impaired which may cause an adverse result to our financial results.

Risks Related to our Business

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy and may extend over several fiscal quarters. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions. In addition, although we must expend and allocate resources prior to completing a sales transaction, we may never generate any revenue from these activities.

Moreover, our revenue will be subject to fluctuation as a result of general economic conditions and overall spending in the technology and enterprise software sectors. A weakening economy could result in organizations further delaying, canceling, or reducing capital expenditures generally and spending on enterprise software applications in particular. A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for enterprise software applications during economic downturns.

Any failure to meet investor expectations for a given quarter as a result of delayed customer decisions, reduced order sizes or failed sales efforts would likely cause the price of our common stock to decline.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment.

Prior to the merger transaction that formed SumTotal Systems, both Docent and Click2learn experienced substantial fluctuations in operating results, on a quarterly and annual basis. We have experienced these fluctuations since the merger, and we expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	the mix of products sold;

•	the ability to meet client project milestones;

•	the market acceptance of our products and services;

•	the ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

•	the timing of revenue and expense recognition; and

•	recognition of impairment of existing assets.

We believe that quarter-to-quarter comparisons of the historical financial results of Docent and Click2learn are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet our forecasts or the expectations of analysts, the price of our common stock could be negatively affected.

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current business performance and learning management solutions and the rapidly evolving nature of the business performance and learning management market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and therefore fall short of our forecast that we will be cash flow positive from an operational perspective in the second quarter of fiscal year 2004. Failure to meet our forecasts or industry analysts’ expectations would likely cause a decline in the price of our common stock.

Our business may not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

If our business does not generate the cash needed to finance our operations, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

Our historical stock performance is not necessarily indicative of future results, and fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations, our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely decline. Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders. Furthermore, our quarterly revenue may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted. As a result, our revenue and results of operations will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

We have a history of losses, expect future losses on a GAAP basis and may never achieve GAAP profitability.

We have not yet achieved profitability and may not do so. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System (collectively, “SumTotal Systems Suite”), and providing related services, which we don’t expect to be sufficient to achieve GAAP profitability. Over the longer term, we expect to derive revenue from new products, and services related to these offerings. If we fail to generate adequate revenues from the SumTotal Systems Suite or our new products, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As a result of all of the foregoing, we expect to incur losses on a GAAP basis for the foreseeable future, and may not, despite our forecast, achieve profitability on an operational basis, either in the quarter ending June 30, 2004 or future quarters. Failure to meet or exceed our forecasts or industry analysts’ projections could cause our stock price to decline.

Our reliance on SumTotal Systems Suite means that a decline in the price of or demand for the SumTotal Systems Suite could seriously harm our business.

The SumTotal Systems Suite and related services will account for the majority of our revenue in 2004 and are expected to account for a majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for the SumTotal Systems Suite or its failure to achieve broad market acceptance would seriously harm our business.

The business performance and learning management software market may not grow to a sufficient size or at a sufficient rate to sustain our business.

The business performance and learning management software market may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success will depend on the extent to which companies implement business performance and learning management software solutions for the design, development, delivery and management of their corporate learning needs.

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement business performance and learning management software solutions, they may still choose to develop such solutions internally. If the use of business performance and learning management software does not become widespread or if companies choose to develop such software internally rather than acquiring it from third parties, then our business performance and learning management software may not be commercially successful.

We outsource some of the management and maintenance of our hosted and ASP solutions to third parties and will depend on them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

We face risks encountered in rapidly evolving markets and may be unsuccessful in addressing these risks.

We face risks frequently encountered in rapidly evolving markets. Specific risks we face relate to the demand for and market acceptance of our business performance and learning management solutions including the risk that our new product suite, when introduced to the market, will fail to achieve market acceptance. We may fail to adequately address these risks, and therefore our business may suffer. To address these risks, we must:

•	effectively market our business performance and learning management software to new and existing customers;

•	continue to enhance the technology upon which our business performance and learning management software is based;

•	successfully implement our business performance and learning management software for our customers and generate continuing revenue from those customers; and

•	address and establish new technologies and technology standards.

We face intense competition from other business performance and learning management software providers including Saba, Plateau Systems, THINQ Learning Solutions, and Pathlore Software as well as enterprise software vendors such as SAP, Oracle and Peoplesoft, and may be unable to compete successfully.

The business performance and learning management software market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We will face competition from:

•	other developers of business performance and learning management systems;

•	providers of other business performance and learning management solutions;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

There are relatively low barriers to entry in the business performance and learning management market, and new competitors may enter this market in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share.

Our principal competitors are Saba Software, Inc., Plateau Systems. Ltd., THINQ Learning Solutions, Inc., Pathlore Software Corporation, SAP AG, Oracle Corporation and Peoplesoft, Inc.

We may not be able to contend effectively with increased competition. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have begun to offer learning delivery and management functionality to extend their current product lines. Although these vendors’ offerings may not offer the same functionality as our products, bundling these offerings with the remainder of their solutions could diminish our ability to sell our products and services to their customers or other prospects. Announcements by these companies of future products could delay purchasing decisions by their customers and our prospects. Either diminished sales or delayed purchases could adversely affect our business.

Certain of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements or to compete more aggressively on pricing. Price competition would likely result in reduced gross margins and may prevent our products from yielding results sufficient for our business to succeed.

Strategic relationships are important in expanding the distribution reach of companies in the business performance and learning management market. If competitors establish strategic relationships to resell or distribute their products through their strategic partners, our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving competitors could adversely affect our ability to attract and retain customers.

Our products and services are subject to warranty claims and returns and testing and acceptance terms. Increased warranty claims or returns or extended acceptance terms could harm our business.

We offer warranties for products and service on all our products for 90 days from shipment of the products and services. Docent historically offered a 90-day limited warranty for all of its products and has allowed additional warranty period to certain of its customers. Click2learn typically offered a 90-day limited warranty for all of its products and services and allowed additional rights of return to certain of its customers. Although Docent’s and Click2learn’s historical return experiences have not been significant, our returns or delay in the acceptance of the services may increase in the future. Significant returns or delay in acceptance would have an adverse effect on our sales and could negatively affect our financial results.

International operations may impose substantial burdens on our resources, divert management’s attention or otherwise harm our business.

We rely on independent partners in many foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. In addition, based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

A substantial amount of our engineering activities are based in Hyderabad, India and are subject to contingencies and delays that aren’t typically experienced with stateside engineering efforts.

We rely on our engineering operations in Hyderabad, India to enable us to complete customer implementation projects and new releases of our products on time and within our established budgets. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of our product offerings in a timely manner, which could cause our business to suffer.

Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including:

•	diversion of management attention;

•	difficulties and costs of staffing and managing foreign offices;

•	different learning styles and cultures;

•	intense competition from other technology companies with regard to hiring and retaining qualified personnel;

•	increasing growth and development of the technology market in India generally, and in Hyderabad specifically, increasing competition and costs of hiring and retaining qualified personnel;

•	numerous and potentially conflicting regulatory requirements;

•	export controls, import tariffs and other barriers to trade;

•	changes in laws or governmental policies;

•	reduced protection of intellectual property rights;

•	regional political and economic instability; and

•	fluctuations in currency exchange rates.

If our operations in Hyderabad fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, or our ability to develop our new product offerings, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required.

Economic, political and market conditions can adversely affect our revenue growth.

There are increasing signs of an improving economic environment. However, it may be too early to determine whether an economic recovery will be broad, substantial and sustained, and whether any such recovery would translate to sustained higher levels of information technology spending. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and professional services will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

Although our business depends materially on the condition of domestic and foreign economies, our management has no competitive advantage in forecasting macroeconomic trends and developments relating to these general business conditions. Our management is, however, required to make forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy, our performance can suffer because of a failure to properly match corporate strategy with economic conditions.

International laws and regulations may expose us to potential costs and litigation.

Our international operations increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult and costly for us to conduct our business.

We will need to expand sales through distributors, alliance partners, and resellers in order to develop our business and increase revenue.

We expect to increasingly rely on distributors and resellers, alliance partners, VARs, and systems integrators for the distribution and sale of our branded products globally. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally. Our future success will depend in part on our ability to attract, train and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships and our sales would suffer as a result. Further, we will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.

Our distributor and reseller sales have lower margins than direct sales and do not provide for commitments for future sales.

We provide and expect to continue to provide discounts and other special pricing arrangements to our distributors and resellers. As a result of these discounts and other arrangements, gross margins on sales through distributors and resellers are lower than gross margins on direct sales. In addition, our distributors and resellers often have significant rights of return, and in the future, these returns may have a material adverse effect on our business, financial condition, and results of operations.

Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause. These distributors and resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitor’s products. These distributors and resellers may give higher priority to the sale of other products. A reduction in sales efforts by our resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

The loss of the services of our senior executives and key personnel would likely cause our business to suffer.

Our success depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. We do not have employment agreements with several of our executives or with any other key employees, and we do not maintain key person life insurance for any officers or key employees.

Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the software industry, particularly engineering and other technical personnel, is intense and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.

Our lack of product diversification means that any decline in price or demand for our products and services would seriously harm our business.

Our SumTotal Systems Suite and successor products and related services are expected to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal Systems Suite and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business.

Our products may contain defects or otherwise perform improperly.

Our products, both current and future, may contain bugs and errors. Complex enterprise software products frequently contain errors or failures, especially when first introduced or when new versions are released. Because our products are complex software packages with new features and functionality being added and new versions being released on a regular basis, there is a greater likelihood that they may contain such errors. In addition, since our product offering is targeted at enterprise customers with large numbers of users, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. To date we have experienced errors in both the Aspen and Docent platforms, in particular when new versions or functionality are first released, although such errors have not had a material impact on our business and generally have been corrected shortly after discovery. Although we have not experienced this to date, serious product errors could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

We may not be able to adapt to rapidly changing technology and evolving industry standards and if, as a result, our products become obsolete or there is a delay in meeting our customer needs, we would lose market share.

The business performance and learning management software market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing customers.

We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.

The failure or inability to meet a customer’s unique expectations or requirements for our products or in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure. Although generally we attempt to contractually limit our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability. Our insurance may not be sufficient to cover these claims. In addition, most of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not complete fixed-price engagements within budget, on time and to clients’ satisfaction, we bear the risk of cost overruns.

Customers may delay purchasing our new product line until it is released.

Any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. While customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be existing or future platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, existing or future user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

Increased complexity of our software may result in more difficult detection and correction of errors, delays in the introduction of new products and more costly performance and warranty claims.

Our product offerings, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of our software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace. Errors in our software could subject us to litigation and liability based on performance and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

Our disaster recovery plan does not include redundant back-up computer systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. A number of these computer systems are located in Silicon Valley on or near known earthquake fault zones and flood plains. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could substantially if not totally impair our ability to operate our business. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Terrorism and the declaration of war by the United States against terrorism and other possible United States military actions may adversely affect our business.

The terrorist attacks that took place in the United States on September 11, 2001, the potential for future terrorist attacks in the United States, the declaration of war by the United States against terrorism, the military actions in Afghanistan and Iraq and other existing and possible United States military actions have created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the business performance and learning management market.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ business performance and learning management software implementations and provide access to that software using the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users. We depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations. Each of these partners has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us.

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions.

Acquisitions or investments may drain capital and equity resources, divert management’s attention or otherwise harm our business.

In the future we may acquire or make investments in other businesses, products or technologies. Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt. Such acquisitions or investments may result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities.

Our intellectual property may become subject to legal challenges, unauthorized use or infringement, any of which could diminish the value of our products and services.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trademarks, trade secret laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. These legal protections afford only limited protection for our technology. We hold only two issued patents underlying the products developed by Docent prior to the merger of Docent and Click2learn, and do not hold patents for any of the technology underlying Click2learn’s legacy Aspen product offering. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third parties to independently develop substantially equivalent intellectual property.

Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products or services, or design around any intellectual property rights held by us.

Both Docent and Click2learn have been the subject of patent infringement cases. In May 2002, IpLearn, LLC filed suit against Docent and several other major developers of online learning software, alleging five patent infringement claims related to online learning and seeks unspecified damages. In December 2002, IP Innovation filed suit against Docent and seven other defendants, alleging infringement of a patent covering the use of HTML (hypertext markup language) in graphics software used in a computer system and seeks unspecified damages. In addition, in May 1996, Richard B. Grant filed a complaint against Click2learn alleging that Click2learn’s ToolBook, CBC ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking an injunction and unspecified damages. In February 2004, IpLearn, LLC filed suit against Click2learn alleging that its legacy Aspen product line infringes several patents held by IpLearn. In each of these cases, plaintiff seeks unspecified monetary damages and injunctive relief. After investigating and analyzing the claims, we believe the cases cases are without merit and are defending, and plan to continue to defend, against them vigorously.

Nonetheless, the patent infringement claims against Docent and Click2learn are expensive to defend and divert management attention from operating our company. In the event it is in fact determined that Docent or Click2learn were infringing the patents that are the subject of any of these claims or other third party patents, we may be required to pay damages, may be required to license technology on terms that may not be favorable to us or may be forced to alter our technology, website or software products, any of which may adversely affect our operating results, cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in our stock price.

In addition, from time to time Click2learn and Docent have received, and the new company may in the future receive, notice of claims of infringement of other parties’ proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all.

Our products include third-party technology, the loss of which could materially harm our business. Errors in this third party software or our inability to continue to license this software in the future could increase our costs and decrease our revenue.

We use some licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our business performance and learning management solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in business performance and learning management markets;

•	announcements by us or our competitors of significant customer wins, technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general market conditions.

The stock market in general, and the market for enterprise software and technology companies in particular, recently has experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of many of the affected companies. These broad market and industry factors may depress our stock price, regardless of our operating performance.

If our operating results were to be below the expectations of public market analysts and investors, the market price of our common stock would likely decrease significantly. Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs, negative publicity and divert our management’s attention, which could seriously harm our business and stock price.

Rapid change will require us to manage the size of our employee base, particularly our direct sales force and global support staff.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base, particularly our direct sales force and technical and global services staff, to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force and technical and sales support staff. Although we believe that we currently are investing sufficient resources in our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, technical and global services personnel. We may not be able to expand our direct sales force and technical support staff as necessary to support our operations and maintain or increase our market share.

We may become subject to government regulation and legal uncertainties that could result in liability or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, such as export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

•	taxation;

•	user privacy;

•	content;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as taxation, property ownership, copyrights, and other intellectual property issues, encryption, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices.

Our revenue may grow more slowly than we previously forecasted.

If our revenue does not increase at or above the rate we have forecasted or the research analysts expect, the trading price for our common stock may decline. Our future growth rates will depend on general economic conditions and on our ability to expand sales of our existing products and develop and market new products, which will require significant expenses that we may not have sufficient resources to undertake.

We have a limited operating history on which to evaluate our current business and future prospects. Our limited operating history with the SumTotal Systems Suite makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.

Antitakeover provisions could make the sale of the company more difficult.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, no potential acquirer would be able to call a special meeting of stockholders to remove our board of directors. A potential acquirer would also not be able to act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

Subject to our fiduciary duties, our board of directors may in the future adopt a stockholder rights plan. If the board adopts a stockholder rights plan, it may discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who may want to vote in favor of such merger or participate in such tender offer.

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the issuer’s board of directors. These provisions and other similar provisions make it more difficult or impossible for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the fair value of cash and cash equivalents would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three months ended March 31, 2004, international revenue from our foreign subsidiaries accounted for approximately 18% and 10%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2004 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4. Controls and Procedures

(1) Disclosure Controls and Procedures. SumTotal Systems established, and maintains, a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings made pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolutely assurance that all control issues and instances of fraud, if any, within a company, have been detected.

(2) Internal Controls and Procedures. SumTotal Systems established, and maintains, a set of internal controls and procedures designed to ensure that our financial reports fairly represent, in all material respects, the financial condition, results of operations, and cash flows for us for the quarter ended March 31, 2004, with the exception noted below related to our European operations. As a result of the exception related to our European operations, subsequent to the end of the first quarter of fiscal year 2004, we adopted additional internal controls and procedures in our European operations related to the contract execution process. In connection with their review of our condensed consolidated financial statements for period ended March 31,2004, KPMG LLP, our independent auditors (“KPMG”), noted in a letter to our Audit Committee (the “KPMG Letter”) that there is a matter involving our internal controls and procedures, and their operation, that KPMG considers to be a material weakness under standards established by the American Institute of Certified Public Accountants. During their review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts had not been countersigned by us by March 31, 2004. As a result, our financial statements were subsequently adjusted prior to the announcement of our earnings on April 28, 2004, to remove the effect of these two transactions. KPMG recommended in the KPMG Letter that we establish additional internal controls and procedures for our European operations to ensure that revenue is not recognized prior to the execution of contracts by both us and the customer.

In the second quarter of fiscal year 2004, we are implementing the following actions to ensure that our internal controls and procedures for our European operations meet the standards established by the American Institute of Certified Public Accountants and that we do not recognize revenue prior to us countersigning a customer contract:

(a)	We have reiterated to our worldwide sales force that in addition to the customer signing a contract before quarter close, we must also countersign the contracts before quarter close in order to recognize revenue on that contract for that quarter.

(b)	We are reviewing and, as necessary, amending all of our standard form of revenue generating contracts to ensure that a date line is added under the signature line for both the customer and us.

(c)	We are tracking the signing of contracts in Europe centrally, including implementing a centralized worldwide contract logging process that encompasses all geographic regions, including Europe. This logging process will serve as additional documentation evidencing the date on which a contract is signed by both us and the customer.

(d)	Our Chief Financial Officer has visited our European headquarters to review the contract execution process and to ensure compliance with our contract execution procedures.

We believe that the implementation of these additional controls and procedures will address the material weakness raised in the KPMG Letter. We expect for these additional controls and procedures to be implemented in the second quarter of fiscal year 2004 and, as appropriate to continue thereafter. To the knowledge of our Chief Executive Officer and our Chief Financial Officer, the financial statements, and other financial information included in this report, fairly present, in all material respects, our financial conditions for the first quarter ended March 31,2004.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, operating results and financial condition, except as described below.

Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook, CBT Tool Book, and Multimedia ToolBook products infringe a patent owned by him. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. Plaintiff is seeking an injunction and unspecified monetary damages. This action is still in the discovery stage. Currently discovery in the case has been stayed pending the court’s ruling on the interpretation of the patent claims.

IpLearn, LLC v. Docent. No. C02-2636 DLJ (BZ), Northern District of California. On May 31, 2002, IpLearn, LLC filed a patent infringement case against Docent in the United States District Court for the Northern District of California. IpLearn alleged that Docent infringes five patents related to online learning. Around the same time, IpLearn sued several other major manufacturers of online learning software. Plaintiff is seeking an injunction and unspecified monetary damages. This case is still in the discovery phase.

IP Innovation, LLC, v. Thomas Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the United States District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of HTML (Hypertext Markup Language) in graphics software used in a computer systems. Plaintiff is seeking an injunction and unspecified monetary damages. Docent filed a motion for summary judgment of non-infringement. The Plaintiff has not yet opposed that motion.

IpLearn, LLC v. Click2learn.com, Inc. No. C04 00685 MHP, Northern District of California. On February 18, 2004 IpLearn, LLC filed a patent infringement case against Click2Learn in the Northern District of California alleging that our Aspen product line infringes several patents held by IpLearn. Plaintiff is seeking an injunction and unspecified monetary damages. We have retained patent counsel to represent us in this case and are currently evaluating IpLearn’s claims.

We believe that the patent infringement cases are without merit and are defending, and plan to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions (including a judgment or settlement where we may be required to license patents on terms that may or may not be favorable to us, or if we are forced to alter our website or our software products) may cause a material adverse effect on our future business, operating results and/or financial condition.

Item 2.	Changes In Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Byalws (incorporated by reference to Form 8-K filed on March 19, 2004)

10.1	Form of Indemnification Agreement

10.2	2004 Equity Incentive Plan (incorporated by reference to Form S-4, File No. 333-110535)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section

1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)	Reports on Form 8-K.

Report on Form 8-K filed on March 23, 2004, with Regulation FD disclosure.

Report on Form 8-K filed on April 29, 2004, furnishing the three months ended March 31, 2004 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

May 17, 2004	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)