Form 10-Q
period 2004-06-30
SUMTOTAL SYSTEMS INC
filed 2004-08-12
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50640

SUMTOTAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1607228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2444 Charleston Road Mountain View, California 94043
(Address of principal executive offices, including zip code)

(650) 934-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of August 2, 2004 was approximately 20,538,381 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10 –Q

For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$37,119	$12,862
Accounts receivable, net of allowance for sales returns and doubtful accounts of $648 and $927, respectively	12,191	10,359
Prepaid expenses and other current assets	1,988	795

Total current assets	51,298	24,016

Property and equipment, net	2,892	1,508
Goodwill	27,878	2,877
Intangible assets, net	11,955	2,560
Other assets	455	1,704

Total assets	$94,478	$32,665

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$3,521
Accounts payable	2,449	1,786
Accrued compensation and benefits	3,616	2,612
Other accrued liabilities	3,725	889
Restructuring accrual	1,018	—
Deferred revenue	12,432	5,361

Total current liabilities	23,240	14,169

Stockholders’ equity:
Common stock	20	33
Additional paid-in capital	321,157	255,092
Deferred stock-based compensation	(1,681)	—
Accumulated other comprehensive loss	(172)	(461)
Accumulated deficit	(248,086)	(236,168)

Total stockholders’ equity	71,238	18,496

Total liabilities and stockholders’ equity	$94,478	$32,665

See accompanying notes to Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	$5,956	$2,710	$8,128	$4,945
Service and maintenance	8,129	5,419	13,061	11,184

Total revenue	14,085	8,129	21,189	16,129

Cost of revenue:
License	80	144	204	303
Service and maintenance	4,962	2,482	7,756	5,121
Amortization of intangible assets	1,407	353	1,901	470

Total cost of revenue	6,449	2,979	9,861	5,894

Gross margin	7,636	5,150	11,328	10,235

Operating expenses:
Research and development	2,977	1,448	5,282	2,732
Sales and marketing	5,876	3,039	10,040	6,273
General and administrative	2,565	1,411	4,843	2,751
Restructuring charge	248	—	1,137	—
In-process research and development	—	—	1,326	—

Total operating expenses	11,666	5,898	22,628	11,756

Loss from operations	(4,030)	(748)	(11,300)	(1,521)

Interest expense	(18)	(46)	(121)	(93)
Interest income	59	—	106	—
Other expenses, net	(75)	—	(358)	—
Equity in losses of affiliate	—	(25)	(169)	(50)

Loss before provision for income taxes	(4,064)	(819)	(11,842)	(1,664)
Provision for income taxes	38	7	76	17

Net loss	$(4,102)	$(826)	$(11,918)	$(1,681)

Net loss per share, basic and diluted	$(0.20)	$(0.10)	$(0.74)	$(0.21)

Weighted average common shares outstanding, basic and diluted	20,429	8,211	16,109	8,062

See accompanying notes to Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,918)	$(1,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	704	698
Amortization of intangible assets	1,901	470
Loss on disposal of property and equipment	373	—
Provision (recovery of) for sales returns and doubtful accounts	(279)	317
Amortization of discount on debt	89	44
Stock-based compensation	845	—
In-process research and development	1,326	—
Equity in losses of affiliate	169	50
Net change in certain operating assets and liabilities	8,216	236

Net cash provided by operating activities	1,426	134

Cash flows from investing activities:
Purchases of property and equipment	(477)	(442)
Cash acquired in acquisition, net of cash payments	25,432	—
Purchases of short-term investments	(2,497)	—
Sales of short-term investments	2,998	—
Other	—	(40)

Net cash provided by (used in) investing activities	25,456	(482)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(3,610)	258
Net proceeds from the issuance of common stock	695	12,128

Net cash provided by (used in) financing activities	(2,915)	12,386

Effect of foreign exchange rate changes on cash	290	126

Net increase in cash and cash equivalents	24,257	12,164
Cash and cash equivalents at beginning of period	12,862	3,586

Cash and cash equivalents at end of period	$37,119	$15,750

See accompanying notes to Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. develops, markets, distributes and supports an integrated suite of enterprise learning software products. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc. (“Click2learn”). The terms “SumTotal Systems”, “SumTotal” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SumTotal Systems include the accounts of SumTotal Systems and its wholly-owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six-months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.” Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2003.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004. See Note 3 below, “Acquisition and Intangible Assets.”

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

For all sales, SumTotal Systems uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers. Enterprise customers have the option of purchasing perpetual licenses or subscription license bundles that include hosting and maintenance and support. SumTotal Systems’ subscription licenses require license holders to pay a monthly fee, which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue. Customers with perpetual or subscription licenses may also outsource to SumTotal Systems the hosting of their system on a third-party’s server for a monthly fee and an initial set-up fee.

At the time of each transaction, SumTotal Systems assesses whether the software license fee associated with its revenue is fixed and determinable and whether or not collection is reasonably assured. Fixed and determinable fees are based on the payment terms associated with the transaction. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently net 90 days (payment terms beyond 90 days are considered to be extended terms), or if fees are subject to minimum levels of distribution or subject to refund (other than refunds for warranty claims or its uncured defaults), then SumTotal Systems accounts for the fee as not being fixed or determinable. In these cases, revenue is deferred and recognized when it becomes due and payable.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Probability of collection is based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. Collateral is not requested from customers. If SumTotal Systems determines at the time of the transaction that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured, generally when payment is received.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services and product support and upgrades, and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products based upon the amounts SumTotal Systems charges when support and upgrades are sold separately. For arrangements greater than $1.0 million, Company-specific objective evidence is determined by the stated renewal rate in the agreement. Company-specific objective evidence is established for consulting and installation services based on the hourly rates the Company charges for its employees when they are performing these services provided SumTotal Systems has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects.

Professional services under fixed price contracts are recognized as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred, including labor hours, to the total estimated project cost. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services from time and materials contracts and training services are recognized as services are performed.

Revenue from non-refundable minimum royalty agreements from distributors or resellers is recognized upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP No. 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the contractual reporting obligations.

Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. Subscription licenses are a bundled offering that includes time-based licenses, hosting and maintenance and support, and are recognized on a straight-line basis over the life of the subscription as SumTotal Systems has not established vendor specific objective evidence on maintenance, and are recorded as service and maintenance revenue. SumTotal Systems typically bills these contracts in advance and records the billed amounts in deferred revenue.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Excluded from the computation of diluted loss per share for the three-months ended June 30, 2004 are options to acquire approximately 6,314,000 shares of common stock with a weighted average exercise price of $8.57 and warrants to purchase approximately 2,163,000 shares of common stock with a weighted average exercise price of $10.83 because their effects would be anti-dilutive. Options to acquire approximately 1,364,000 shares of common stock with a weighted average exercise price of $17.89 and warrants to purchase 1,212,000 shares of common stock with a weighted exercise share price of $14.65 have been excluded from the computation of diluted earnings per share for the three-months ended June 30, 2004 because their effects would be anti-dilutive as these options and warrants had exercise prices in excess of SumTotal Systems’ common stock price per share at June 30, 2004.

Excluded from the computation of diluted loss per share for the six-months ended June 30, 2004 are options to acquire approximately 6,314,000 shares of common stock with a weighted average exercise price of $8.57 and warrants to purchase approximately 2,163,000 shares of common stock with a weighted average exercise price of $10.83 because their effects would be anti-dilutive. Options to acquire approximately 1,360,000 shares of common stock with a weighted average exercise price of $17.92 and warrants to purchase 1,212,000 shares of common stock with a weighted exercise share price of $14.65 have been excluded from the computation of diluted earnings per share for the six-months ended June 30, 2004 because their effects would be anti-dilutive as these options and warrants had exercise prices in excess of SumTotal Systems’ common stock price per share at June 30, 2004.

The change in common stock and additional paid-in capital reflects the stock option exercises, stock purchase for the Employee Stock Purchase Plan on January 31, 2004 and common stock and common stock options issued associated with the acquisition of Docent.

Derivative Financial Instruments

SumTotal Systems had no derivative financial instruments outstanding at June 30, 2004 or December 31, 2003.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,102)	$(826)	$(11,918)	$(1,681)
Foreign currency translation adjustment	75	66	290	126

	$(4,027)	$(760)	$(11,628)	$(1,555)

Accumulated other comprehensive loss was $172,000 at June 30, 2004 and $461,000 at December 31, 2003 and is all related to foreign currency translation adjustments.

Stock-Based Compensation

The intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, has been applied to account for SumTotal Systems’ fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

SumTotal Systems is currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of SumTotal Systems’ common stock at the date of grant. Although the standards have not been finalized, the FASB has announced its support for recording expense for the fair value of stock options granted. The following table displays the impact to SumTotal Systems’ operating expenses if it were to change its accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation -

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transition and Disclosure, and retroactively restate all prior periods as if it had adopted SFAS No. 123 for all periods presented (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,102)	$(826)	$(11,918)	$(1,681)
Add: Stock-based employee compensation expenses included in reported net loss, net of tax	258	—	845	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(1,278)	$(1,058)	$(3,107)	$(2,201)

Pro forma net loss	$(5,122)	$(1,884)	$(14,180)	$(3,882)

Weighted average common shares outstanding, basic and diluted	20,429	8,211	16,109	8,062

Net loss per share, basic and diluted:
As reported	$(0.20)	$(0.10)	$(0.74)	$(0.21)
Pro forma	$(0.25)	$(0.23)	$(0.88)	$(0.48)

The value of stock-based awards on the date of grant using the Black-Scholes option pricing model was calculated using the assumptions in the following table:

	Options		Employee Stock Purchase Plan		Options		Employee Stock Purchase Plan
	Three-Months Ended June 30,		Three-Months Ended June 30,		Six-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	1.19	1.30	0.79	1.12	1.19-1.20	1.24-1.30	0.79	1.12
Risk free interest rates	1.48%-3.86%	2.46%	1.01%	3.05%	1.48%-3.86%	2.46%-2.78%	1.01%	3.05%
Expected lives of options	1-5 years	5 years	6 months	1.25 years	1-5 years	5 years	6 months	1.25 years

In March 2004, after the acquisition of Docent by Click2learn, SumTotal Systems recorded $233,000 of stock-based compensation as a result of increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95, that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on SumTotal Systems’ consolidated statement of operations, as SumTotal Systems would be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan.

Reclassifications

A reclassification of $1.9 million from accounts receivable to deferred revenue at December 31, 2003 was made to conform to SumTotal Systems’ current year presentation.

A reclassification of $636,000 to property and equipment, net from intangible assets at December 31, 2003 was made to conform to SumTotal Systems’ current year presentation.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reclassification of $295,000 from common stock to additional paid-in capital at December 31, 2003 was made because the par value of common stock changed from $0.01 at December 31, 2003 to $0.001 on March 18, 2004, as a result of the merger with Docent.

Certain other insignificant amounts have been reclassified to conform to current period presentation.

NOTE 3: ACQUISITION AND INTANGIBLE ASSETS

On March 18, 2004, Click2learn acquired Docent, a leading provider of integrated solutions proven to directly drive business performance through learning, and formed SumTotal Systems. The reasons for the acquisition included the belief that the combined company will be a strong, viable leader in the business performance and learning management software industry, with increased financial strength and operational efficiencies.

On March 18, 2004, stockholders of Click2learn received 0.3188 shares of common stock in SumTotal Systems for each common share of Click2learn held, or approximately 52% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. On March 18, 2004, stockholders of Docent received 0.7327 shares of common stock in SumTotal Systems for each common share of Docent held, or approximately 48% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants were converted into options and warrants for the purchase of shares in SumTotal Systems in accordance with the same exchange ratios. The transaction was accounted for as an acquisition of Docent by Click2learn under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

The total purchase consideration consists of the following (in thousands):

Fair value of SumTotal Systems common stock issued (1)	$55,663
Acquisition related costs (2)	2,120
SumTotal Systems stock options granted (3)	9,252

$67,035

(1)	The fair value of SumTotal Systems’ common stock issued represents 9,748,253 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the Nasdaq National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188 to SumTotal Systems’ common stock.
(2)	The acquisition related costs consist of banking, legal and accounting fees, printing costs and other directly related charges.
(3)	SumTotal Systems stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million and will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the merger. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized $291,000 as a result of accelerated vesting to certain employees.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $25.0 million. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$27,552
Short-term investments	501
Accounts receivable	5,841
Prepaids and other current assets	920
Property and equipment	2,021
Intangible assets	11,256
Other assets	414
In-process research and development	1,326
Goodwill	25,001

74,832

Deferred stock-based compensation	2,085

Liabilities acquired:
Accounts payable and accrued liabilities	(6,796)
Restructuring accrual	(800)
Deferred revenue	(2,286)

(9,882)

Total consideration	$67,035

Goodwill of $25.0 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core/Developed Technology	$5,412	4.00
Customer installed base relationships	2,605	6.00
Customer hosted relationships	1,014	5.00
Customer contract relationships	2,225	1.00

	$11,256	3.96

SumTotal Systems assigned $1.3 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. SumTotal Systems wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core/developed technology contribution, were discounted to the present value to estimate the value of the IPR&D.

The results of operations of Docent since March 19, 2004 are included in SumTotal Systems’ statement of operations.

The following unaudited pro forma information represents the results of operations for SumTotal Systems and Docent for the six-months ended June 30, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. The Docent results of operation for the six-months ended June 30, 2004 are for the period of January 1, 2004 to March 18, 2004. The deferred revenue adjustment at closing had the effect of reducing the amount of revenue the combined company would recognize in periods subsequent to the merger compared to the amount of revenue Docent would have recognized in the same period absent the transaction. Excluded from pro forma revenue is $1.0 million and $0.6 million for the three-months ended June 30, 2004 and 2003, respectively for Docent. Excluded from pro forma revenue is $4.7 million and $3.8 million for the six-months ended June 30, 2004 and 2003, respectively for Docent. The pro forma net loss excludes amortization of intangible assets of $0.2 million for the three-months ended June 30, 2003 for Docent. The pro forma net loss excludes amortization of intangible assets of $0.2 million and $0.4 million for the six-months ended June 30, 2004 and 2003 for Docent. The Docent intangible assets were eliminated at the time of the merger. The pro forma net loss for the six-months ended June 30, 2004 includes the IPR&D assets written-off at the date of acquisition. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Total revenue	$15,144	$14,811	$22,170	$27,071

Net loss	$(3,043)	$(3,984)	$(18,685)	$(10,601)

Net loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.92)	$(0.60)

Weighted average common shares outstanding, basic and diluted	20,429	17,959	20,256	17,810

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and other intangibles are as follows (in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,311	$(433)	$27,878

Intangible assets:
Acquired technology	$9,652	$(2,727)	$6,925
Customer installed base relationships	2,605	(123)	2,482
Customer hosted relationships	1,014	(57)	957
Customer contract relationships	2,225	(634)	1,591

	$15,496	$(3,541)	$11,955

Gross carrying amounts changes from December 31, 2003 to June 30, 2004 represent additions as a result of the Docent acquisition.

Expected future amortization expense related to intangible assets is $2,737,000 for the remainder of fiscal 2004, $3,415,000 in 2005, $2,306,000 in 2006, $1,990,000 in 2007, $935,000 in 2008, $478,000 in 2009 and $94,000 in 2010.

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

NOTE 5: RESTRUCTURING

The fiscal 2004 merger of Click2learn and Docent, forming SumTotal Systems, caused excess facilities and redundant employee positions. A restructuring change was recognized for the cost to exit activities of Click2learn.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all company functions of thirty-three employees. During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force of three service and maintenance employees and one sales and marketing employee. Facility costs represent the closure of a facility in Framingham, Massachusetts and the partial closure of a facility in Bellevue, Washington and include the fair value of payments required under lease contract, less estimated sublease income. To determine the sublease income certain estimates were made related to the time period over which the building would remain vacant, sublease terms and sublease rates. The lease loss is an estimate and will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates).

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table depicts the restructuring activity in the fiscal year 2004 restructuring plan during the six-months ended June 30, 2004 (in thousands):

	Additions	Cash Expenditures	Balance at June 30, 2004
Vacated facilities	$327	$(37)	$290
Employee severance	810	(738)	72

	$1,137	$(775)	$362

Accrued employee severance is paid to employees when their employment with SumTotal Systems ends. Accrued amounts for vacated facilities will be paid over the lease term of the Framingham, Massachusetts and Bellevue, Washington facilities, which end in January 2006 and December 2008 respectively.

The balance sheet of Docent had a restructuring accrual of $800,000 related to a building in Mountain View, California that was exited in June 2002. The lease on the facility ends in May 2005. The following table depicts the restructuring activity of the Mountain View, California building during the six-months ended June 30, 2004 (in thousands):

	Additions	Cash Expenditures	Balance at June 30, 2004
Vacated facilities	$800	$(144)	$656

	$800	$(144)	$656

Accrued amounts for vacated facilities will be paid over the lease term of the Mountain View, California facility, which ends in May 2005.

NOTE 6: SEGMENT INFORMATION

FASB No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$10,645	$6,809	$16,437	$14,005
Europe	2,616	930	3,546	1,404
Other Americas	230	256	312	448
Asia/Pacific	594	134	894	272

	$14,085	$8,129	$21,189	$16,129

Long-lived assets by geographic location are as follows (in thousands):

	June 30, 2004	December 31, 2003
United States	$42,614	$8,340
Europe	132	51
India	301	258
Asia/Pacific	133	—

	$43,180	$8,649

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

No one customer accounted for more than 10% of SumTotal Systems’ revenue for the three and six-months ended June 30, 2004. One customer accounted for 11% and 17% of SumTotal Systems’ revenue for the three and six-months ended June 30, 2003, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Contractual obligations at June 30, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$6,151	$2,319	$3,368	$464
Restructured facility lease payments	705	705	—	—
Software resale and distribution commitment	739	739	—	—

	$7,595	$3,763	$3,368	$464

SumTotal Systems has entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for its offices throughout the United States and for its international subsidiaries with original lease periods expiring through 2009. In addition, SumTotal Systems is under contract to fulfill facility leases for offices that were subleased to third-party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued for within the restructuring accrual balance.

In September 2002, Docent entered into an agreement with a third-party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the software company’s software over the first year of the agreement. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. If SumTotal Systems fails to resell $1.0 million of the third-party company’s software by April 2005, the third-party software company will be paid on the remaining unsold balance due. SumTotal Systems is currently evaluating its potential ability to fulfill this obligation. As of June 30, 2004, $261,000 had been purchased under this agreement.

From time to time, third parties assert patent infringement claims against SumTotal Systems in the form of letters, lawsuits, and other forms of communication. Currently, SumTotal Systems is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. SumTotal Systems does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. SumTotal Systems believes that the patent infringement cases are without merit and is defending, and plans to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions (including a judgment or settlement where SumTotal Systems may be required to license patents on terms that may or may not be favorable to SumTotal Systems, or if SumTotal Systems is forced to alter its website or its software products) may cause a material adverse effect on its future business, operating results and/or financial condition.

NOTE 8: GUARANTEES

SumTotal Systems has adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within SumTotal Systems’ customer license and service agreements are generally consistent with those prevalent in the industry. The duration of product warranties generally does not exceed 90 days following delivery of the products. Significant obligations under customer indemnification or warranty provisions have not been incurred historically and are not expected in the future. Accordingly, accruals for potential customer indemnification or warranty-related obligations are not maintained.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: SUBSEQUENT EVENTS

On June 30, 2004, SumTotal Systems entered into a definitive agreement to purchase the remaining 80.1 percent share of Docent Asia Pacific Pty. Ltd., a local managing company in Sydney, Australia for an aggregate value of $550,000. Docent Asia Pacific Pty. Ltd. had been a joint venture between SumTotal Systems, Knowledge Path Pty Ltd. and Shimmera Pty Ltd., accounted for using the equity method of accounting. The transaction was closed on July 12, 2004.

The total purchase consideration was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and advance distributor commissions. The distributor commissions settlement is already reflected in the financial results for the three and six-months ended June 30, 2004. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired and expenses incurred (in thousands):

Assets acquired:
Cash and cash equivalents	$43
Accounts receivable, net	17
Customer list	430

490

Liabilities acquired:
Accounts payable and accrued liabilities	(44)

Expenses incurred:
Settlement of distributor commissions	104

Total consideration	$550

On August 5, 2004, SumTotal Systems entered into a definitive agreement to purchase the assets and certain scheduled liabilities of Click2learn Japan KK, which was formerly a joint venture between SumTotal Systems, Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan, of which SumTotal Systems owned 36%. The consideration will be approximately $400,000 cash payable on August 25, 2004 plus 5% royalty payments on all revenues booked in Japan over the next six years to the extent that they exceed the purchase price. SumTotal also agreed to provide Softbank certain licenses and support at no charge over the next ten years. The total purchase consideration will be allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The transaction closed on August 5, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three and six-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Click2learn Annual Report on Form 10-K for the year ended December 31, 2003.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition, except as specifically described in this Quarterly Report; statements about future business operations; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7.0; revenue recognition; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Executive Summary

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

For the three-months ended June 30, 2004, we experienced an increase in our total net revenues of approximately 98% as compared to the three-months ended March 31, 2004, and an increase in total net revenues of approximately 74% as compared to the three-months ended June 30, 2003. The increases in total net revenues both sequentially and year-over-year were impacted by the acquisition of Docent on March 18, 2004 and the cumulative impact of the increased customer installed base.

During the six-months ended June 30, 2004, we continued to book new deals at a healthy rate as evidenced by the increase of deferred revenue. Included in our bookings for the three-months ended June 30, 2004 were 40 deals for licenses or significant service engagements with an average selling price of $285,000. Included within these deals were 16 new enterprise deals with an average selling price of $450,000 (including three deals over $1.0 million). Despite the uncertainties caused by the merger, a fragile market for enterprise software that has been discussed by many other companies, and the fact that our revenue is subject to fluctuation as a result of general economic conditions and overall spending in the technology and enterprise software sectors, we continue to book new business at levels above the prior year to date combined results for Docent and Click2learn.

For the three-months ended June 30, 2004, we experienced an improvement in our gross margins to 54% from 52% as compared to the three-months ended March 31, 2004. This increase was a result of the change in sales mix with a higher proportion of license revenue and due to license gross margin increasing to 99% from 94%, offset by the decrease in service and maintenance gross margin to 39% from 43%.

Our cash flows from operating activities were $2.1 million and $1.4 million through the three and six-months ended June 30, 2004, respectively. Our focus on cash and cash equivalents remains a top priority and we plan to continue to focus on driving improvement in our cash management.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our previous filing on Form 10-Q, as filed with the SEC on May 17, 2004. Our critical accounting policies and estimates include:

•	Revenue recognition

•	Estimating allowances for sales returns and the allowance for doubtful accounts

•	Goodwill and intangible assets

•	Restructuring

Revenue Recognition. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as payment is received. The determination of a customer’s ability to pay requires significant judgment. In this regard, our management considers, among other things, the geographic location of the customer, the financial viability of the customer and the past payment histories of the customer in assessing a customer’s ability to pay.

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

Many of our software contracts include consulting implementation services. Consulting revenues from these contracts are accounted for separately from the perpetual license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowances for Sales Returns and Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments and customer sales returns. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment patterns. This assessment requires significant judgment. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for sales returns and doubtful accounts at June 30, 2004. Consequently, if the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to improve, the estimates we used in calculating our allowance for sales returns and doubtful accounts may be overstated, and the allowance balance may be excessive at June 30, 2004.

Goodwill and Intangible Assets. Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or on an interim basis if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values.

Restructuring Costs. During the six-months ended June 30, 2004, we recorded significant accruals in connection with our restructuring programs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These accruals include estimates pertaining to the ability to sub-lease facilities in Mountain View, California, Framingham, Massachusetts and Bellevue, Washington, less estimates for future sublease income. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in accrued vacated facilities at June 30, 2004. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Results of Operations

Revenue

For the three-months ended June 30, 2004, total revenue increased 74% to $14.1 million, as compared to $8.1 million for the three-months ended June 30, 2003. For the six-months ended June 30, 2004, total revenue increased 32% to $21.2 million, as compared to $16.1 million for the six-months ended June 30, 2003. The increases in revenue are attributed to the addition of the Docent software platform and customer installed base on March 18, 2004 resulting from the acquisition of Docent.

License Revenue. For the three-months ended June 30, 2004, license revenue increased 122% to $6.0 million, as compared to $2.7 million for the three-months ended June 30, 2003. Approximately $2.3 million of the additional license revenue was from sales of the Docent software platform and approximately $1.0 million was from the sales of the Click2learn software platform. License revenue of approximately $1.2 million was recognized in the three months ended June 30, 2004 that related to two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts were not countersigned by us until April 2004. Price changes in per license seat prices had no material effect on the three-months ended June 30, 2004 compared to the three-months ended June 30, 2003.

For the six-months ended June 30, 2004, license revenue increased 65% to $8.1 million, as compared to $4.9 million for the six-months ended June 30, 2003. Approximately $2.8 million of the additional license revenue was from sales of the Docent software platform and approximately $0.4 million was from the sales of the Click2learn software platform. Price changes in per license seat prices had no material effect on the six-months ended June 30, 2004 compared to the six-months ended June 30, 2003.

Service and Maintenance Revenue. Service and maintenance revenue for the three and six-months ended June 30, 2004 and 2003 consisted of the following (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Maintenance	$2,425	$1,261	$4,264	$2,513
Hosting	1,673	565	2,551	1,071
Training	823	443	1,230	809
Consulting	3,112	3,150	4,880	6,791
Application service provider	96	—	136	—

	$8,129	$5,419	$13,061	$11,184

For the three-months ended June 30, 2004, service and maintenance revenue increased 50% to $8.1 million, as compared to $5.4 million for the three-months ended June 30, 2003 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased 85% to $2.4 million for the three-months ended June 30, 2004, from $1.3 million for the three-months ended June 30, 2003. Approximately $0.9 million and $0.2 million of the maintenance revenue increase is due to the addition of the Docent installed base and increases in the Click2learn installed base, respectively. Hosting revenue increased 183% to $1.7 million for the three-months ended June 30, 2004, from $0.6 million for the three-months ended June 30, 2003. Approximately $0.9 million and $0.2 million of the hosting revenue increase is due to the addition of the Docent installed base and increases in the Click2learn installed base, respectively. Training revenue increased 100% to $0.8 million for the three-months ended June 30, 2004, from $0.4 million for the three-months ended June 30, 2003. Approximately $0.3 million and $0.1 million of the training revenue increase is due to the addition of the Docent installed customer base and increases in the Click2learn installed base, respectively. Consulting revenue remained constant at $3.1 million for the three-months ended June 30, 2004 and 2003, respectively. The increase in consulting revenue anticipated for the three-months ended June 30, 2004 over the three-months ended June 30, 2003 from the addition of the Docent services was offset by a decline in the Click2learn consulting as a number of large one-time contracts from the three-months ended June 30, 2003 have since ended.

For the six-months ended June 30, 2004, service and maintenance revenue increased 17% to $13.1 million, as compared to $11.2 million for the six-months ended June 30, 2003 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased 72% to $4.3 million for the six-months ended June 30, 2004, from $2.5 million for the six-months ended June 30, 2003. Approximately $1.2 million and $0.6 million of the maintenance revenue increase is due to the addition of the Docent installed base and increases in the Click2learn installed base, respectively. Hosting revenue increased 136% to $2.6 million for the six-months ended June 30, 2004, from $1.1 million for the six-months ended June 30, 2003. Approximately $1.4 million and $0.1 million of the hosting revenue increase is due to the addition of the Docent installed base and increases in the Click2learn installed base, respectively. Training revenue increased 100% to $1.2 million for the six-months ended June 30, 2004, from $0.8 million for the six-months ended June 30, 2003. Approximately $0.3 million and $0.1 million of the training revenue increase is due to the addition of the Docent customer base and increases in the Click2learn installed base, respectively. Consulting revenue decreased 28% to $4.9 million for the six-months ended June 30, 2004, from $6.8 million for the six-months ended June 30, 2003 due to non-recurring consulting and implementation services performed for one customer in the first fiscal quarter of 2003 totaling $1.8 million.

Price changes in service and maintenance revenue had no material effect on the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003.

Cost of Revenue

For the three-months ended June 30, 2004, total cost of revenue increased 113% to $6.4 million, as compared to $3.0 million for the three-months ended June 30, 2003. For the six-months ended June 30, 2004, total cost of revenue increased 68% to $9.9 million, as compared to $5.9 million for the six-months ended June 30, 2003. This was a result of the increase in the amortization of intangible assets and the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent.

Cost of License. For the three-months ended June 30, 2004 and 2003, total cost of license revenue was $0.1 million. For the six-months ended June 30, 2004, total cost of license revenue decreased 33% to $0.2 million, as compared to $0.3 million for the six-months ended June 30, 2003. Our cost of license revenue includes the cost of third-party software and content we resell and the cost of manuals, production media and shipping costs.

Cost of Service and Maintenance. For the three-months ended June 30, 2004, total cost of service and maintenance increased 100% to $5.0 million, as compared to $2.5 million for the months ended June 30, 2003. The increase is due to the addition of thirty-eight Docent service and maintenance personnel following the merger with Docent on March 18, 2004. For the three-months ended June 30, 2004, costs relating to service maintenance personnel increased 100% to $4.6 million as compared to $2.3 million in the three-months ended June 30, 2003.

Gross margin for service and maintenance decreased from 54% in the three-months ended June 30, 2003 to 39% in the three-months ended June 30, 2004, primarily due to the addition of thirty-eight Docent service and maintenance personnel following the merger with Docent on March 18, 2004 and due to approximately $0.8 million of service and maintenance deals in the three-months ended June 30, 2004 which we could not record as revenue due to merger accounting regulations. However, we did recognize the expenses associated with these deals within the period. At June 30, 2004, we also had $0.6 million of service and maintenance deals that had to be deferred due to acceptance issues with our customers. We recorded the consulting expenses incurred for those deals in the three-months ended June 30, 2004.

For the six-months ended June 30, 2004, total cost of service and maintenance increased 53% to $7.8 million, as compared to $5.1 million for six-months ended June 30, 2003. The increase is due to the addition of thirty-eight Docent service and maintenance personnel following the merger with Docent on March 18, 2004. For the six-months ended June 30, 2004, costs relating to service maintenance personnel increased 50% to $7.2 million as compared to $4.8 million in the six-months ended June 30, 2003.

Gross margin for service and maintenance decreased from 54% in the six-months ended June 30, 2003 to 41% in the six-months ended June 30, 2004, primarily due to the addition of thirty-eight Docent service and maintenance personnel following the merger with Docent on March 18, 2004 and due to approximately $2.3 million of service and maintenance deals in the six-months ended June 30, 2004 which we could not record as revenue due to merger accounting regulations. However, we did recognize the expenses associated with these deals within the period. At June 30, 2004, we also had $0.6 million of service and maintenance deals that had to be deferred due to acceptance issues with our customers. We recorded the consulting expenses incurred for those deals in the six-months ended June 30, 2004.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and changes related to hosting activities and other third-party services.

We expect improvements in gross margin for service and maintenance as maintenance renewal contracts are signed for the Docent maintenance customer install base.

Amortization of Intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product. In order to estimate the fair value of our Virtual Classroom Server product, we make various assumptions about its future prospects and estimate its ability to generate future cash flows. We recorded amortization expenses of $0.1 million in the three and six-months ended June 30, 2004.

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimated future cash flows to be generated by these businesses. We recorded amortization charges of $1.4 million and $1.9 million in the three and six-months ended June 30, 2004.

For the three-months ended June 30, 2004, amortization of intangibles increased 250% to $1.4 million, as compared to $0.4 million for the three-months ended June 30, 2003. The increase for the three-months ended June 30, 2004 is due to $1.0 million of amortization associated with the intangible assets from the purchase of Docent.

For the six-months ended June 30, 2004 amortization of intangibles increased 280% to $1.9 million, as compared to $0.5 million for the six-months ended June 30, 2003. The increase for the six-months ended June 30, 2004 is due to $0.2 million of amortization associated with our Virtual Classroom Server product and $1.2 million of amortization associated with the intangible assets from the purchase of Docent.

Operating Expenses

Research and Development. For the three-months ended June 30, 2004, total research and development cost increased 114% to $3.0 million, as compared to $1.4 million for three-months ended June 30, 2003. The increase is due to the addition of sixty-one Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. For the three-months ended June 30, 2004, expenses relating to research and development personnel increased 86% to $2.6 million as compared to $1.4 million for the three-months ended June 30, 2003. Consulting expenses for the three-months ended June 30, 2004 increased to $0.3 million from none for the three-months ended June 30, 2003. Additional consultants were needed to support work on upcoming releases of our product platform.

For the six-months ended June 30, 2004 total research and development cost increased 96% to $5.3 million, as compared to $2.7 million for the six-months ended June 30, 2003. The increase is due to the addition of sixty-one Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. For the six-months ended June 30, 2004, expenses relating to research and development personnel increased 67% to $4.5 million from $2.7 million in the six-months ended June 30, 2003. Consulting expenses for the six-months ended June 30, 2004 increased to $0.7 million from none for the six-months ended June 30, 2003. Additional consultants were needed to support work on upcoming releases of our product platform.

We expect research and development expenses to remain relatively constant on a quarterly basis through the end of fiscal 2004.

Sales and Marketing. For the three-months ended June 30, 2004, total sales and marketing cost increased 97% to $5.9 million, as compared to $3.0 million for the three-months ended June 30, 2003. The increase is due to an additional twenty-two Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, resulting in increased expenses of $2.6 million.

For the six-months ended June 30, 2004, total sales and marketing cost increased 59% to $10.0 million, as compared to $6.3 million for the six-months ended June 30, 2003. The increase is a result of $2.6 million for increased sales and marketing personnel due to the addition of twenty-two Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, $0.4 million for the loss on disposal or abandonment of property and equipment, consisting of internal use sales management software used by Click2learn in favor of the sales management software used by Docent and $0.3 million for increased marketing activity associated with the launch of our new combined company, SumTotal Systems. Expenses related to marketing activities for the six-months ended June 30, 2004 increased 33% to $0.8 million, as compared to $0.6 million for the six-months ended June 30, 2003. The increase was the result of the re-branding program we initiated as part of the merger with Docent.

We expect sales and marketing expenses to remain relatively constant on a quarterly basis through the end of fiscal 2004.

General and Administrative. For the three-months ended June 30, 2004, total general and administrative cost increased 86% to $2.6 million, as compared to $1.4 million for the three-months ended June 30, 2003. The increase is a result of $0.8 million for the addition of thirty-two Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent, $0.2 million for additional legal expenses associated with post-merger activities and legal matters and $0.1 million for expenses associated with Sarbanes-Oxley Section 404 compliance. Expenses relating to general and administrative personnel for the three-months ended June 30, 2004 increased 133% to $1.4 million as compared to $0.6 million for the three-months ended June 30, 2003. The increase was due to the addition of general and administrative personnel immediately following the merger with Docent.

For the six-months ended June 30, 2004 total general and administrative cost increased 71% to $4.8 million, as compared to $2.8 million for the six-months ended June 30, 2003. The increase is a result of $1.1 million for the addition of thirty-two Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent, $0.2 million for additional legal expenses associated with post-merger activities and legal matters and $0.5 million in stock-based compensation related to the acceleration of stock options of certain employees. Expenses relating to general and administrative personnel for the six-months ended June 30, 2004 increased 73% to $2.6 million as compared to $1.5 million for the six-months ended June 30, 2003. The increase was due to the addition of general and administrative personnel immediately following the merger with Docent.

We expect general and administrative expenses to remain relatively constant on a quarterly basis through the end of fiscal 2004.

Restructuring Charge. The merger of Click2learn and Docent in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

During the first quarter of fiscal 2004, we recorded an $889,000 restructuring charge, which consisted of $717,000 million in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all company functions of thirty-three employees. Facility costs represent the closure of a facility in Framingham, Massachusetts and include the fair value of payments required under lease contract, less estimated sublease income.

During the second quarter of fiscal 2004, we recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 million in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility costs represent the partial closure of a facility in Bellevue, Washington and include the fair value of payments required under lease contract, less estimated sublease income.

In-Process Research and Development. Associated with the merger with Docent, SumTotal Systems assigned $1.3 million to in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use.

We wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were estimated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D.

Stock-Based Compensation. For the three and six-months ended June 30, 2004, stock-based compensation expense relating to common stock options was $258,000 and $845,000, respectively. There was no stock-based compensation for the three and six-months ended June 30, 2003. Stock-based compensation expense is allocated based on the function of employees. Stock-based compensation expense relating to common stock options issued to former Docent employees was $258,000 and $321,000 for the three and six-months ended June 30, 2004, respectively. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. We recognized $291,000 as a result of accelerated options vesting to certain employees and $233,000 as a result of increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan as a result of the acquisition of Docent.

Interest Expense. For the three-months ended June 30, 2004, interest expense decreased 61% to $18,000, as compared to $46,000 for the three-months ended June 30, 2003. For the six-months ended June 30, 2004, interest expense increased 30% to $121,000, as compared to $93,000 for the six-months ended June 30, 2003. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, we cancelled our $10.0 million working capital line Silicon Valley Bank. We incurred a charge of $67,000 associated with warrants related to cancellation of our line of credit in the first fiscal quarter of 2004.

Interest Income. For the three and six-months ended June 30, 2004, interest income increased to $59,000 and $106,000, as compared to none for the three and six-months ended June 30, 2003, respectively. Interest income increased due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent merger, collections of accounts receivable and sales of common stock.

Other Expenses, net. For the three-months ended June 30, 2004, other expense increased to $75,000, as compared to none for the three-months ended June 30, 2003. The increase was due to $70,000 in foreign exchange loss.

For the six-months ended June 30, 2004, other expense increased to $358,000, as compared to none for the six-months ended June 30, 2003. The increase was due to $229,000 in foreign exchange loss and $112,000 for state and local fees, including annual incorporation fees.

Equity in Losses of Affiliate. Equity in losses of affiliate relates to Click2learn Japan KK, our joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We use the equity method of accounting whereby we record our ownership portion of the joint ventures’ net income or loss. For the three-months ended June 30, 2004, our equity losses from affiliates decreased to none, as compared to $25,000 for the three-months ended June 30, 2003. For the six-months ended June 30, 2004 our equity losses from affiliates were $169,000, compared to $50,000 for the six-months ended June 30, 2003.

Foreign and State Income Taxes. For the three-months ended June 30, 2004, we recorded income tax expense of $38,000 related to foreign and state income taxes, as compared to $7,000 for the three-months ended June 30, 2003. For the six-months ended June 30, 2004, we recorded income tax expense of $76,000 related to foreign and state income taxes, as compared to $17,000 for the six-months ended June 30, 2003. The increases are due to a greater foreign presence after the merger with Docent.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity was cash and cash equivalents of $37.1 million of cash and $12.1 million of net accounts receivable, up from $12.9 million of cash and $10.4 million of net accounts receivable on December 31, 2003. The change in cash is due primarily to the cash acquired in the acquisition, net of payments, of $25.4 million from the merger with Docent.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Net cash provided by operating activities was $1.4 million in the six-months ended June 30, 2004. The cash provided during the period was due to net collection of receivables of $6.2 million, primarily due to the acquisition of $5.8 million of Docent accounts receivable on March 18, 2004, a $1.5 million decrease in other long-term assets, an $2.9 million increase in deferred revenue due to increased sales bookings during the period, and non-cash activities consisting of a $1.3 million write-off of IPR&D that had not yet reached technological feasibility and had no alternative future use, a $1.1 increase in the restructuring accrual for employee severance costs and facility exit costs, $0.8 million for stock-based compensation, $1.9 million for the amortization of intangible assets, $0.4 million for a loss on the disposal of property and equipment, $0.7 million for depreciation and amortization of property and equipment, $0.1 million for amortization of discount on debt and $0.2 million for equity losses from affiliates, offset by a net loss of $11.9 million, a $0.5 million decrease in accounts payable, a $1.8 million decrease in accrued liabilities, and a $0.9 million decrease in the restructuring accrual, a $0.3 million decrease in prepaid expenses and other current assets and a $0.3 million decrease for provision for sales returns and doubtful accounts.

Net cash provided from operating activities was $0.1 million in the six-months ended June 30, 2003 due to cash provided by the net change in certain operating assets of $0.2 million and non-cash activities of $0.7 million for depreciation and amortization, $0.3 million for provision for returns and doubtful accounts, $0.5 million for amortization of intangibles and $0.1 million for equity losses from affiliates, offset by the net loss of $1.7 million.

Cash provided by investing activities was $25.5 million for the six-months ended June 30, 2004 due to the $25.4 million of cash acquired in acquisition, net of payments, associated with the Docent merger. Net cash used in investing activities was $0.5 million in the six-months ended June 30, 2003 primarily due to the $0.4 million used for purchases of equipment.

Net cash used in financing activities was $2.9 million for the six-months ended June 30, 2004 due to cancellation the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003, offset by $0.7 million of proceeds from issuance of common stock. In March 2004, we cancelled our $10.0 million working capital line of credit at Silicon Valley Bank. We paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation and incurred a charge of $67,000 associated with warrants related to the line of credit.

Cash provided by financing activities was $12.4 million in the six-months ended June 30, 2003, resulting primarily from the issuance of $12.1 million of common stock.

At June 30, 2004, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating leases	$6,151	$2,319	$3,368	$464
Restructured facility lease payments	705	705	—	—
Software resale and distribution commitment	739	739	—	—

	$7,595	$3,763	$3,368	$464

We have entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for our offices throughout the United States and for our international subsidiaries with original lease periods expiring through 2009. In addition, we are under contract to fulfill facility leases for offices that were subleased to third-party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued for within the restructuring accrual balance.

In September 2002, Docent entered into an agreement with a third-party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the software company’s software over the first year of the agreement. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. If we fail to resell $1.0 million of the third-party company’s software by April 2005, the third-party software company will be paid on the remaining unsold balance due. We are currently evaluating our potential ability to fulfill this obligation. As of June 30, 2004, $261,000 had been purchased under this agreement.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95, that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations, as we would be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan.

Factors That May Affect Future Results of Operations

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We have a history of losses, we expect future losses on a GAAP basis and we may never achieve GAAP profitability.

We have not yet achieved profitability and may not do so. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System (collectively, “SumTotal Systems Suite”), and providing related services, which we do not expect to be sufficient to achieve GAAP profitability. Over the longer term, we expect to derive revenue from new products, primarily our new business performance and learning technology software suite, SumTotal 7.0, and services related to these offerings. If we fail to generate adequate revenues from the SumTotal Systems Suite or our new products, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As a result of all of the foregoing, we expect to incur losses on a GAAP basis for the foreseeable future, and may not, despite our forecast, achieve profitability on an operational basis, either in the quarter ending September 30, 2004 or future quarters. Failure to meet or exceed our forecasts or industry analysts’ projections could cause our stock price to decline.

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

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current business performance and learning management solutions and the rapidly evolving nature of the business performance and learning management market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short-term. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and therefore fall short of our forecasts, including as we announced in our earnings press release and accompanying conference call on July 28, 2004 that we will be cash flow positive from an operational perspective in the third quarter of fiscal year 2004. Failure to meet our forecasts or industry analysts’ expectations would likely cause a decline in the price of our common stock.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in business performance and learning management markets;

•	announcements by us or our competitors of significant customer wins, technological innovations, new products or services;

•	failure to accurately forecast sales of our software product, especially since we are reliant on the sales of a small number of relatively large orders;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the seasonal fluctuations of our customers’ buying decisions;

•	additions or departures of key personnel;

•	sales of our Common Stock; and

•	general market conditions.

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

Our recent stock performance may impair the carrying value of our goodwill and intangible assets.

Our common stock has declined from $8.00 per share on March 18, 2004 when the acquisition of Docent was completed to $4.91 per share on August 11, 2004, providing us a total market capitalization of approximately $98.9 million. The carrying value of our goodwill and intangible assets on June 30, 2004 was $27.9 million and $12.0 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

Our business and results of operations are likely to be affected by the formation of SumTotal Systems based on the merger of Docent and Click2learn.

We believe the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems has had, and may continue to have, an adverse effect on our revenue in future quarters as customers may delay, defer or cancel purchases due to potential uncertainty about the direction of SumTotal Systems’ product offerings and its support and service of existing products following the merger. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, alliance partners, business partners, and others with whom we have business relationships. In addition, our quarterly operating results and revenue could be substantially below the expectations of our forecasts or market analysts’ forecasts, which would likely cause a decline in our stock price.

We may not achieve the benefits expected from the merger transaction which resulted in the formation of our new company, SumTotal Systems, including increased revenues and reduced expenses, which may have a material adverse effect on our business and could result in loss of key personnel.

Achieving the benefits expected from the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems continues to depend, in part, on the successful integration of technology, operations, engineering efforts and personnel, including sales personnel. The integration of Docent and Click2learn has been, and will continue to be, a complex, time-consuming and expensive process and may disrupt our business if not carried out in a timely and efficient manner. The continuing challenges involved in this integration include:

•	retaining existing customers and strategic partners of each company;

•	integrating and retaining our engineering teams in Bellevue, Washington, Mountain View, California, and Hyderabad, India

•	retaining and integrating management and other key employees of our new company;

•	coordinating research and development activities, both in the United States and in our expanding Indian engineering offices, to enhance customer support, development of bug fixes, upgrades and updates, and development of new product offerings and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	integrating worldwide legal, finance and other operational and administrative operations, including sales and contract execution operations;

•	combining product offerings and product lines effectively and quickly, and successfully marketing such products to our existing and future customer base;

•	integrating sales efforts so that customers can easily conduct business with us;

•	integrating sales operations on a worldwide basis in a rapid and efficient manner and ensuring compliance with our contract execution processes and internal controls and procedures;

•	integrating engineering efforts to provide updates, upgrades and bug fixes for our existing products and for development of new products;

•	transitioning all facilities to a common information technology system;

•	offering the products and services of Docent and Click2learn to each other’s customers;

•	coordinating marketing efforts; and

•	developing and maintaining uniform standards, controls, procedures, and policies.

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

The failure to successfully develop and implement in a timely fashion internal contract execution controls and procedures could impact our ability to recognize revenue in future quarters.

In connection with its review of our condensed consolidated financial statements for the quarter ended March 31, 2004, KPMG, LLP, our auditors (“KPMG”), noted in a letter to the Audit Committee of our Board of Directors that we had a material weakness in our internal controls and procedures in our European operations under standards established by the AICPA. During its review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts were not countersigned by us by March 31, 2004. As a result, we had to adjust our financial statements prior to the announcement of our earnings for the three-months ended March 31, 2004. During the quarter ended June 30, 2004, we implemented a number of additional controls and procedures to help ensure that we countersign contracts in a timely fashion, and that we have documentary evidence that we have done so. We believe that these actions, in conjunction with out standard controls and procedures, sufficiently addressed the weakness in our internal controls and procedures raised in KPMG’s letter.

There is no assurance, however, that in the future, additional material weaknesses will not arise in our internal controls or procedures related to our European operations or elsewhere that would result in our needing to delay the recognition of certain revenue and adjust our financial statements. The implementation of these additional internal controls and procedures will require management resources and time, and failure to successfully implement these additional internal controls and procedures in a timely, effective and efficient manner, or the existence of additional material weaknesses in our internal controls and procedures, could adversely affect our ability to recognize revenue in a timely fashion in future quarters. Failure to recognize revenue in a timely fashion may result in our not meeting our forecasts or industry analysts’ projections, and would likely cause the price of our common stock to decline.

There are inherent limitations on the effectiveness of our internal controls and procedures that could impact our financial reporting and result in us failing to meet our financial projections.

Our management, including, without limitation, our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to meet our forecasts or industry analysts’ projections, or may be the subject of litigation, each of which would likely result in a decrease of our common stock price.

Our business may not generate the cash needed to finance our operations or growth, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

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

We have a limited operating history on which to evaluate our current business and future prospects. Our limited operating history with the SumTotal Systems Suite, and the lack of any operating history with our yet to be released new product, SumTotal 7.0, makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our reported operating results.

We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized, the FASB has announced its support for recording expense for the fair value of stock options granted. Please see Note 2 of the Condensed Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy, is getting longer, and often extends over several fiscal quarters. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions. In addition, although we must expend and allocate resources prior to completing a sales transaction, we may never generate any revenue from these activities.

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

We may fail to successfully develop and introduce SumTotal 7.0 on a timely basis.

Our new product, SumTotal 7.0, is very complex and requires the expenditure of significant resources from all areas of our Company in order to ensure a successful launch. In order to successfully develop the product, we must ensure broad based cooperation and coordination from multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. Numerous events may occur, including engineering delays, or unexpected bugs or errors, which may cause us to delay the launch of our new product beyond our expected launch date, the end of the second half of fiscal year 2004.

Customers may delay purchasing decisions as a result of our new product release, SumTotal 7.0, anticipated at the end of the second half of fiscal year 2004.

As we target to introduce our new business solution and learning technology software product, SumTotal 7.0, at the end of the second half of fiscal year 2004, we must manage the transition between our new product offering and our older products.

We must successfully manage the transition from our legacy products in order to minimize a material reduction in closing sales contracts as customers wait for the SumTotal 7.0 release and for us to provide sufficient assurance that SumTotal 7.0 provides customers the requisite functionality, that the level of errors and bugs in SumTotal 7.0 is acceptable, and that the product is sufficiently operational. When we introduce SumTotal 7.0 and subsequent product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast revenue from product sales and related services, the number and severity of defects, and support requirements due to the complexity of the new product. We expect to introduce SumTotal 7.0 in the end of the second half of 2004. If we fail to develop and successfully introduce SumTotal 7.0 on a timely basis, or if we fail to otherwise successfully manage the transition to this new product offering, our business and financial results will be adversely affected, thereby likely causing a decrease in our stock price.

We face intense competition from other business performance and learning management software providers including Saba Software, Inc., Plateau Systems Ltd., THINQ Learning Solutions, Inc., International Business Machines Corporation and Pathlore Software Corporation as well as enterprise software vendors such as SAP AG, Oracle Corporation and PeopleSoft, Inc., and may be unable to compete successfully.

The business performance and learning management software market is highly fragmented and competitive, with no single company accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We will face competition from:

•	other developers of business performance and learning technology systems;

•	providers of other business performance and learning technology solutions;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

There are relatively low barriers to entry in the business performance and learning technology market, and new competitors may enter this market in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share.

Our principal competitors are Saba Software, Inc., Plateau Systems Ltd., THINQ Learning Solutions, Inc., International Business Machines Corporation, Pathlore Software Corporation, SAP AG, Oracle Corporation and PeopleSoft, Inc.

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

Strategic relationships are important in expanding the distribution reach of companies in the business performance and learning technology market. If competitors establish strategic relationships to resell or distribute their products through their strategic partners, our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving competitors could adversely affect our ability to attract and retain customers.

A substantial amount of our engineering activities are based in Hyderabad, India and are subject to contingencies and delays that aren’t typically experienced with stateside engineering efforts.

We have an increasing reliance on our engineering operations in Hyderabad, India to enable us to complete customer implementation projects and new releases of our products on time and within our established budgets. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of our product offerings in a timely manner, which could cause our business to suffer.

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

Our reliance on the SumTotal Systems Suite means that a decline in the price of or demand for the SumTotal Systems Suite could seriously harm our business.

The SumTotal Systems Suite and related services will account for the majority of our revenue in 2004 and are expected to account for a majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for the SumTotal Systems Suite, especially as the marketplace awaits the release of our new product, SumTotal 7.0, or its failure to achieve broad market acceptance would seriously harm our business.

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

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers, may subject us to customer liability, or may tarnish our reputation, thereby causing a decrease in our revenue and an accompanying decrease in our stock price.

We face risks encountered in rapidly evolving markets and may be unsuccessful in addressing these risks.

We face risks frequently encountered in rapidly evolving markets. Specific risks we face relate to the demand for and market acceptance of our business performance and learning technology solutions including the risk that our new product suite, SumTotal 7.0, when introduced to the market, will fail to achieve market acceptance. We may fail to adequately address these risks, and therefore our business may suffer. To address these risks, we must:

•	effectively market our business performance and learning technology software to new and existing customers;

•	continue to enhance the technology upon which our business performance and learning technology software is based;

•	successfully implement our business performance and learning technology software for our customers and generate continuing revenue from those customers; and

•	address and establish new technologies and technology standards.

Our products and services are subject to warranty claims. Increased warranty claims or returns or extended acceptance terms could harm our business.

We typically offer warranties for product and service on all our products for 90 days from shipment of the products and services. Docent historically offered a 90-day limited warranty for all of its products and has allowed an additional warranty period to certain of its customers. Click2learn typically offered a 90-day limited warranty for all of its products and services and allowed additional rights of return to certain of its customers. Although Docent’s and Click2learn’s historical return experiences have not been significant, our returns or delay in the acceptance of the services may increase in the future. Significant returns or delay in acceptance would have an adverse effect on our sales and could negatively affect our financial results.

International operations may impose substantial burdens on our resources, divert management’s attention or otherwise harm our business.

We rely on independent partners in many foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. The operations of these partners are based outside the United States and therefore subject to risks distinct from those that face United States-based operations.

Conducting business outside of the United States is subject to certain risks, including:

•	military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely;

•	social unrest or disturbances;

•	difficulties in staffing and managing foreign operations;

•	changes in regulatory requirements and tariff;

•	difficulties in obtaining import and export licenses;

•	political or economic constraints on international trade;

•	the burden of complying with a variety of foreign laws;

•	language barriers;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	reduced protection of intellectual property rights;

•	potentially harmful tax consequences;

•	fluctuating exchange rates; and

•	price controls and other restrictions on foreign currency;

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

We will need to expand sales through distributors, alliance partners, value-added resellers and systems integrators in order to develop our business and increase revenue.

We expect to increasingly rely on distributors, alliance partners, value-added resellers, and systems integrators for the distribution and sale of our branded products globally. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally. Our future success will depend in part on our ability to attract, train and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships and our sales would suffer as a result. Further, we will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.

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

In connection with our recent merger and in an effort to streamline operations, reduce costs and redundancies and bring our staffing and cost structure in line with industry standards, we restructured our organization in the first and second quarters of fiscal year 2004, and implemented additional restructuring measures during the second quarter of fiscal year 2004, efforts that included substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions and other restructuring measures, and our plans may yield unanticipated consequences, such as an inability to release our new product, SumTotal 7.0, within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. Further, shifting certain engineering resources to Hyderabad, India may create confusion, misunderstandings or other unintended results, thereby causing additional bugs, functional limitations, or delays in the release of SumTotal 7.0. As a result of these staff reductions, realignment of engineering resources and other restructuring measures, our ability to integrate our operations or to respond to unexpected challenges may be impaired which may cause an adverse result to our financial results.

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

Our product offerings, like all software programs generally, may contain a number of undetected errors despite internal and third-party testing. Increased complexity of our software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace. Errors in our software could subject us to litigation and liability based on performance and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

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

Both Docent and Click2learn have been the subject of patent infringement cases. In May 2002, IpLearn, LLC filed suit against Docent and several other major developers of online learning software, alleging five patent infringement claims related to online learning and seeks unspecified damages. In December 2002, IP Innovation filed suit against Docent and seven other defendants, alleging infringement of a patent covering the use of HTML (hypertext markup language) in graphics software used in a computer system and seeks unspecified damages, though in July 2004, Docent won its summary judgment motion for non-infringement. In addition, in May 1996, Richard B. Grant filed a complaint against Click2learn alleging that Click2learn’s ToolBook, CBC ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking an injunction and unspecified damages. In February 2004, IpLearn, LLC filed suit against Click2learn alleging that its legacy Aspen product line infringes several patents held by IpLearn. In each of these cases, plaintiff seeks unspecified monetary damages and injunctive relief. After investigating and analyzing the claims, we believe the cases are without merit and are defending, and plan to continue to defend, against them vigorously.

Nonetheless, the patent infringement claims against Docent and Click2learn are expensive to defend and divert management attention from operating our company. In addition, even though Docent, Click2learn or SumTotal Systems may prevail initially in any particular case, such matter may be subject to appeal by plaintiff, and which may subject us to time-consuming and costly delays in final resolution of a particular case. In the event it is in fact determined that Docent or Click2learn were, or SumTotal Systems is, infringing the patents that are the subject of any of these claims or other third-party patents, we may be required to cease shipping, to pay damages, may be required to license technology on terms that may not be favorable to us or may be forced to alter our technology, website or software products, any of which may adversely affect our operating results, cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in our stock price.

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

Our products include third-party technology, the loss of which could materially harm our business. Errors in this third-party software or our inability to continue to license this software in the future could increase our costs and decrease our revenue.

We use some licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our business performance and learning management solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third-party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

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

Anti-takeover provisions could make the sale of the company more difficult.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. For example, no potential acquirer would be able to call a special meeting of stockholders to remove our board of directors. A potential acquirer would also not be able to act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

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

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the issuer’s board of directors. These provisions and other similar provisions make it more difficult or impossible for a third-party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, the fair value of cash and cash equivalents would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three and six-months ended June 30, 2004, international revenue from our foreign subsidiaries accounted for approximately 24% and 22%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and six-months ended June 30, 2004 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We established, and maintain, a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings made pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolutely assurance that all control issues and instances of fraud, if any, within a company, have been detected.

Internal Controls and Procedures. In connection with the review of our financial statements for the fiscal quarter ended March 31, 2004, KPMG, our independent auditors, noted in a letter to our Audit Committee (the “KPMG Letter”) that there was a matter involving our internal controls and procedures, and their operation, that KPMG considered to be a material weakness under standards established by the AICPA. During its review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts had not been countersigned by us by March 31, 2004. As a result, we had to adjust our financial statements, prior to our announcing our financial results for the first quarter of fiscal year 2004 on April 28, 2004, to remove the effect of these two transactions.

We have established, and maintain, a set of internal controls and procedures designed to ensure that our financial reports fairly represent, in all material respects, the financial condition, results of operations, and cash flows for us for the quarter ended June 30, 2004. In addition, we implemented additional controls and procedures as set forth in our Form 10-Q filed with the SEC on May 15, 2004. We believe that these additional controls and procedures, in conjunction with out standard controls and procedures, addressed the material weakness raised in the KPMG Letter. We expect for these additional controls and procedures to be continually refined during the third quarter of fiscal year 2004 and, as appropriate to continue thereafter. To the knowledge of our Chief Executive Officer and our Chief Financial Officer, the financial statements, and other financial information included in this report, fairly present, in all material respects, our financial conditions for the quarter ended June 30, 2004.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, is not reasonably likely to have a material adverse effect on our business, operating results and financial condition, except as described below.

Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook, CBT Tool Book, and Multimedia ToolBook products infringe a patent owned by him. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. Plaintiff is seeking an injunction and unspecified monetary damages. This action is still in the discovery stage. Currently, discovery in the case has been stayed pending the Court’s ruling on the interpretation of the patent claims.

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and on February 18, 2004, a patent infringement case against Click2learn. Both actions are pending before the Northern District of California and concern the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain of both Docent and Click2learn software products infringe on five IpLearn patents that relate to on-line learning. IpLearn, in both cases, is seeking injunctive relief and unspecified monetary damages. The Docent Case is still in the discovery phase, and the Click2learn Case is still in the preliminary procedural phase. On August 6, 2004, the Court ruled that the Click2learn case should be dismissed and that IpLearn should amend the Docent case to add the allegations present in the Click2learn case.

IP Innovation, LLC, v. Thomas Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the United States District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of HTML (Hypertext Markup Language) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. Docent plans to file a motion for recovery of costs and fees in August 2004.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
31.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Report on Form 8-K/A filed on May 20, 2004, under Item 7, regarding the Click2learn and Docent pro forma merger financials.

Report on Form 8-K filed on April 28, 2004, under Items 7and 12, furnishing the press release containing financial information for the three-months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 12, 2004	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)