Form 10-Q
period 2004-09-30
SUMTOTAL SYSTEMS INC
filed 2004-11-15
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of October 29, 2004 was approximately 20,646,383 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10 –Q

For the Quarter Ended September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$35,430	$12,862
Short-term investments	47	—
Accounts receivable, net of allowance for sales returns and doubtful accounts of $729 and $927, respectively	12,089	10,359
Prepaid expenses and other current assets	1,468	795

Total current assets	49,034	24,016
Property and equipment, net	2,639	1,508
Goodwill	27,878	2,877
Intangible assets, net	10,878	2,560
Other assets	1,141	1,704

Total assets	$91,570	$32,665

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$3,521
Accounts payable	2,786	1,786
Accrued compensation and benefits	3,338	2,612
Other accrued liabilities	2,975	889
Restructuring accrual	721	—
Deferred revenue	12,071	5,361

Total current liabilities	21,891	14,169

Stockholders’ equity:
Common stock	21	33
Additional paid-in capital	321,437	255,092
Deferred stock-based compensation	(1,354)	—
Accumulated other comprehensive loss	(121)	(461)
Accumulated deficit	(250,304)	(236,168)

Total stockholders’ equity	69,679	18,496

Total liabilities and stockholders’ equity	$91,570	$32,665

See accompanying notes to Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License	$5,634	$2,625	$13,762	$7,570
Service and maintenance	9,653	4,888	22,714	16,073

Total revenue	15,287	7,513	36,476	23,643
Cost of revenue:
License	168	137	372	440
Service and maintenance	4,614	2,391	12,370	7,512
Amortization of intangible assets	1,507	353	3,408	823

Total cost of revenue	6,289	2,881	16,150	8,775

Gross margin	8,998	4,632	20,326	14,868

Operating expenses:
Research and development	2,910	1,633	8,192	4,365
Sales and marketing	5,527	2,860	15,567	9,134
General and administrative	2,932	1,467	7,775	4,217
Restructuring charge	—	—	1,137	—
In-process research and development	—	—	1,326	—

Total operating expenses	11,369	5,960	33,997	17,716

Loss from operations	(2,371)	(1,328)	(13,671)	(2,848)
Interest expense	—	(27)	(121)	(122)
Interest income	97	19	203	21
Other income (expense), net	9	—	(349)	—
Equity in losses of an affiliate	—	(25)	(169)	(75)

Loss before provision for income taxes	(2,265)	(1,361)	(14,107)	(3,024)
Provision (credit) for income taxes	(47)	8	29	26

Net loss	$(2,218)	$(1,369)	$(14,136)	$(3,050)

Net loss per share, basic and diluted	$(0.11)	$(0.13)	$(0.80)	$(0.35)

Weighted average common shares outstanding, basic and diluted	20,535	10,361	17,601	8,837

See accompanying notes to Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(14,136)	$(3,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,151	1,064
Amortization of intangible assets	3,426	823
Loss on disposal of property and equipment	394	—
Recovery of sales returns and doubtful accounts	(212)	(88)
Amortization of discount on debt	89	66
Stock-based compensation	1,119	—
In-process research and development	1,326	—
Equity in losses of an affiliate	169	75
Net change in certain operating assets and liabilities	7,112	370

Net cash provided by (used in) operating activities	438	(740)

Cash flows from investing activities:
Purchases of property and equipment	(664)	(602)
Cash acquired in acquisitions, net of cash payments	25,432	—
Cash used in asset purchase agreements, net of cash received	(488)	—
Purchases of short-term investments	(2,544)	—
Sales of short-term investments	2,998	—
Other	—	(50)

Net cash provided by (used in) investing activities	24,734	(652)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(3,974)	351
Net proceeds from the issuance of common stock	1,030	12,264

Net cash provided by (used in) financing activities	(2,944)	12,615

Effect of foreign exchange rate changes on cash	340	100

Net increase in cash and cash equivalents	22,568	11,323
Cash and cash equivalents at beginning of period	12,862	3,586

Cash and cash equivalents at end of period	$35,430	$14,909

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

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine-months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.” Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2003.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004. See Note 3 below, “Acquisition, Intangible Assets and Goodwill.”

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectible.

For all sales, SumTotal Systems uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers. Enterprise customers have the option of purchasing perpetual licenses, time-based licenses or subscription license bundles that include hosting and maintenance and support. SumTotal Systems’ subscription licenses require license holders to pay a monthly fee, which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third-party’s server for a monthly fee and an initial set-up fee, which is recognized ratably over the initial hosting period.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the time of each transaction, SumTotal Systems assesses whether the software license fee associated with its revenue is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently net ninety days (payment terms beyond ninety days are considered to be extended terms), then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when it becomes due and payable.

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

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services and product support and upgrades, and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products based upon the amounts SumTotal Systems charges when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates the Company charges for its employees when they are performing these services provided SumTotal Systems has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects.

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

Revenue from non-refundable minimum royalty agreements from distributors or resellers is recognized upon delivery of the product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP No. 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the contractual reporting obligations.

Revenue from time-based licenses, subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. Subscription licenses are a bundled offering that includes time-based licenses, hosting and maintenance and support. Subscription licenses are recognized on a straight-line basis over the life of the subscription and are recorded as service and maintenance revenue. SumTotal Systems typically bills these contracts in advance and records the billed amounts in deferred revenue.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Goodwill and intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts reflect the weighted average number of common and dilutive shares outstanding during the period. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three-months ended September 30, 2004 are options to acquire approximately 2,478,172 shares of common stock and warrants to acquire approximately 1,967,034 shares of common stock because their effects would be anti-dilutive.

Excluded from the computation of diluted loss per share for the nine-months ended September 30, 2004 are options to acquire approximately 2,455,571 shares of common stock and warrants to acquire approximately 1,967,034 shares of common stock because their effects would be anti-dilutive.

The change in common stock and additional paid-in capital reflects the stock option exercises, stock purchases for the Employee Stock Purchase Plan on January 31, 2004 and July 31, 2004 and common stock and common stock options issued associated with the acquisition of Docent.

Derivative Financial Instruments

SumTotal Systems had no derivative financial instruments outstanding at September 30, 2004 or December 31, 2003.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,218)	$(1,369)	$(14,136)	$(3,050)
Foreign currency translation adjustment	(51)	(27)	(340)	100

	$(2,269)	$(1,396)	$(14,476)	$(2,950)

Accumulated other comprehensive loss was $121,000 and $461,000 at September 30, 2004 and December 31, 2003, respectively, and is all related to foreign currency translation adjustments.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that SumTotal Systems currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as SumTotal Systems will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan. The following table displays the impact to SumTotal Systems’ operating expenses if it were to change its accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if it had adopted SFAS No. 123 for all periods presented (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,218)	$(1,369)	$(14,136)	$(3,050)
Add: Stock-based employee compensation expenses included in reported net loss	274	—	1,119	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(2,252)	$(944)	$(5,359)	$(3,145)

Pro forma net loss	$(4,196)	$(2,313)	$(18,376)	$(6,195)

Weighted average common shares outstanding, basic and diluted	20,535	10,361	17,601	8,837

Net loss per share, basic and diluted:
As reported	$(0.11)	$(0.13)	$(0.80)	$(0.35)
Pro forma	$(0.20)	$(0.22)	$(1.04)	$(0.70)

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average fair value of options granted was $4.84 and $6.21 for the three and nine-months ended September 30, 2004, respectively. The value of stock-based awards on the date of grant using the Black-Scholes option pricing model was calculated using the assumptions in the following table:

	Options		Employee Stock Purchase Plan		Options		Employee Stock Purchase Plan
	Three-Months Ended September 30,		Three-Months Ended September 30,		Nine-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	1.15	1.13	0.59	1.12	1.15 - 1.20	1.13-1.30	0.59-0.79	1.12
Risk free interest rates	3.32%-3.74%	2.85%	1.77%	3.05%	1.48%-3.86%	2.46%-2.85%	1.01%-1.77%	3.05%
Expected lives of options	5 years	5 years	6 months	1.25 years	1-5 years	5 years	6 months	1.25 years

In 2004, SumTotal Systems recorded $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, $595,000 in stock-based compensation expense relating to common stock options issued to former Docent employees and $291,000 in stock-based compensation expense relating to accelerated options vesting to certain employees.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. The adoption of EITF No. 03-01 is not expected to have a material affect on SumTotal Systems’ results of operations and financial condition.

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

NOTE 3: ACQUISITION, INTANGIBLE ASSETS AND GOODWILL

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

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The total purchase consideration consists of the following (in thousands):

Fair value of SumTotal Systems common stock issued (1)	$55,663
Acquisition related costs (2)	2,120
SumTotal Systems stock options granted (3)	9,252

$67,035

(1)	The fair value of SumTotal Systems’ common stock issued represents 9,748,253 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.

(2)	The acquisition related costs consist of banking, legal and accounting fees, printing costs and other directly related charges.

(3)	SumTotal Systems stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million and will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the merger. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized $291,000 as a result of accelerated vesting to certain employees.

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

Assets acquired:
Cash and cash equivalents	$27,552
Short-term investments	501
Accounts receivable	5,841
Prepaid expenses and other current assets	920
Property and equipment	2,021
Intangible assets	11,256
Other assets	414
In-process research and development	1,326
Goodwill	25,001

74,832

Deferred stock based compensation	2,085

Liabilities acquired:
Accounts payable and accrued liabilities	(6,796)
Restructuring accrual	(800)
Deferred revenue	(2,286)

(9,882)

Total consideration	$67,035

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

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core/developed technology	$5,412	4.00
Customer installed-base relationships	2,605	6.00
Customer hosted relationships	1,014	5.00
Customer contract relationships	2,225	1.00

	$11,256	3.96

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

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following unaudited pro forma information represents the results of operations for SumTotal Systems and Docent for the nine-months ended September 30, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. The Docent results of operations include the period of January 1, 2004 to March 18, 2004. The deferred revenue allocation at closing had the effect of reducing the amount of revenue the combined company would recognize in periods subsequent to the merger compared to the amount of revenue Docent would have recognized in the same period absent the transaction. Excluded from pro forma revenue is $0 and $0.4 million for the three-months ended September 30, 2004 and 2003, respectively for Docent. Excluded from pro forma revenue is $3.8 million and $4.2 million for the nine-months ended September 30, 2004 and 2003, respectively for Docent. The pro forma net loss excludes amortization of intangible assets of $0 and $0.2 million for the three-months ended September 30, 2004 and 2003, respectively for Docent. The pro forma net loss excludes amortization of intangible assets of $0.2 million and $0.7 million for the nine-months ended September 30, 2004 and 2003 for Docent. The Docent intangible assets were eliminated at the time of the merger. The pro forma net loss for the nine-months ended September 30, 2004 includes the IPR&D assets written-off at the date of acquisition. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$15,287	$14,120	$38,421	$41,190

Net loss	$(2,218)	$(4,242)	$(22,877)	$(14,844)

Net loss per share, basic and diluted	$(0.11)	$(0.21)	$(1.12)	$(0.80)

Weighted average common shares outstanding, basic and diluted	20,535	20,109	20,351	18,585

Goodwill and other intangibles are as follows (in thousands):

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,311	$(433)	$27,878

Intangible assets:
Acquired technology	$9,652	$(3,458)	$6,194
Customer installed-base relationships	3,054	(311)	2,743
Customer hosted relationships	1,014	(108)	906
Customer contract relationships	2,225	(1,190)	1,035

	$15,945	$(5,067)	$10,878

The change in the gross goodwill carrying amount from December 31, 2003 to September 30, 2004 represents the addition of $25.0 million for the Docent acquisition. The changes in gross intangible assets carrying amounts from December 31, 2003 to September 30, 2004 represent the addition of $11.3 million for the Docent acquisition, the addition of $409,000 for the Docent Asia Pacific acquisition and the addition of $39,000 for the Click2learn Japan KK acquisition.

Expected future amortization expense related to intangible assets is approximately $1,388,000 for the remainder of fiscal 2004, $3,583,000 in 2005, $2,335,000 in 2006, $2,020,000 in 2007, $965,000 in 2008, $494,000 in 2009 and $93,000 in 2010.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: ASSET PURCHASE AGREEMENTS

During the three-months ended September 30, 2004, SumTotal Systems acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Formerly, these distributors were in markets where SumTotal Systems had more than one exclusive distributor resulting from the merger of Click2learn and Docent.

On July 12, 2004, SumTotal Systems purchased the remaining 80.1 percent share of Docent Asia Pacific Pty Ltd. of Sydney, Australia. Docent Asia Pacific Pty. Ltd. had been accounted for using the equity method of accounting. On the same date, SumTotal Systems also entered into an agreement with Impart Corporation Pty Ltd., a sub-distributor for Docent Asia Pacific Pty Ltd to continue to represent SumTotal Systems in selected accounts until April 2005 and to settle all outstanding claims. The total consideration for these transactions was $550,000 in cash and was allocated to the consideration received, including identifiable intangible assets, based on their respective fair values at the acquisition date. The $104,000 attributed to the distributor settlement is included in sales and marketing expense for the three and nine-months ended September 30, 2004.

The portions of the purchase price allocated to customer contracts, $261,000, and customer relationships, $148,000, are included in intangible assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis over periods of ten months and five years, respectively.

On August 5, 2004, SumTotal Systems purchased the assets and certain scheduled liabilities of Click2learn Japan KK, which was formerly a joint venture of which SumTotal Systems owned 36%, for the commitment to pay a 5% royalty on all revenues earned in Japan over the next six years and a $320,000 non-refundable prepayment of that royalty. If the 5% royalty payments on all revenues earned in Japan over the next six years exceed $320,000, the future royalty expenses will be recorded to cost of revenue in the period they are incurred. SumTotal also agreed to provide Softbank certain licenses and support at no charge over the next ten years.

The portion of the purchase price allocated to customer contracts, $39,000, is included in intangible assets on the condensed consolidated balance sheet and will be amortized on a straight-line basis over a period of ten months.

NOTE 5: BANK CREDIT FACILITY

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

NOTE 6: RESTRUCTURING

The fiscal 2004 merger of Click2learn and Docent, forming SumTotal Systems, caused excess facilities and redundant employee positions. A restructuring charge was recognized for the cost to exit activities of Click2learn.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all company functions of thirty-three employees. During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force of three service and maintenance employees and one sales and marketing employee. Facility costs represent the closure of a facility in Framingham, Massachusetts and the partial closure of a facility in Bellevue, Washington and include the fair value of payments required under the lease contract, less estimated sublease income. To determine the expected sublease income, certain estimates were made related to the time period over which the building would remain vacant, sublease terms and sublease rates. The lease loss is an estimate and will be adjusted in the future upon changes in estimates of time to sublease and actual sublease rates.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table depicts the 2004 restructuring activity (in thousands):

	Additions	Cash Expenditures	Balance at September 30, 2004
Vacated facilities	$327	$(76)	$251
Employee severance	810	(810)	—

	$1,137	$(886)	$251

Accrued amounts for vacated facilities will be paid over the lease term of the Framingham, Massachusetts and Bellevue, Washington facilities, which end in January 2006 and December 2008 respectively.

$800,000 of the Docent purchase price has been allocated to accrue for a building in Mountain View, California that was exited in September 2002. The following table depicts this restructuring activity during the nine-months ended September 30, 2004 (in thousands):

	Additions	Cash Expenditures	Balance at September 30, 2004
Vacated facilities	$800	$(330)	$470

	$800	$(330)	$470

Accrued amounts for vacated facilities will be paid over the lease term of the Mountain View, California facility, which ends in May 2005.

NOTE 7: SEGMENT INFORMATION

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

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
United States	$10,963	$6,727	$27,400	$20,732
Europe	3,100	489	6,646	1,893
Other Americas	627	51	939	499
Asia/Pacific	597	246	1,491	518

	$15,287	$7,513	$36,476	$23,642

Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2004	December 31, 2003
United States	$41,453	$8,340
Europe	188	51
India	377	258
Asia/Pacific	518	—

	$42,536	$8,649

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

One customer accounted for 13% of SumTotal Systems’ revenue for the three-months ended September 30, 2004. No customers accounted for more than 10% of SumTotal Systems’ revenue for the nine-months ended September 30, 2004. One customer accounted for 12% and 15% of SumTotal Systems’ revenue for the three and nine-months ended September 30, 2003, respectively.

No customers accounted for more than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at September 30, 2004 and December 31, 2003.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Contractual obligations at September 30, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$5,319	$1,975	$3,148	$196
Accrued restructured facility lease payments	721	587	93	41
Software resale and distribution commitment	679	679	—	—

	$6,719	$3,241	$3,241	$237

SumTotal Systems has entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for its offices throughout the United States and for its international subsidiaries with original lease periods expiring through 2009. In addition, SumTotal Systems is under contract to fulfill facility leases for offices that were subleased to third-party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued within the restructuring accrual balance.

In September 2002, Docent entered into an agreement with a third-party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the software company’s software over the first year of the agreement. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. If SumTotal Systems fails to resell $1.0 million of the third-party company’s software by April 2005, the third-party software company will be paid on the remaining unsold balance. SumTotal Systems is currently undertaking efforts to renegotiate this agreement and is evaluating its potential ability and intent to fulfill this obligation. As of September 30, 2004, $321,000 had been purchased under this agreement.

From time to time, third-parties assert patent infringement claims against SumTotal Systems in the form of letters, lawsuits, and other forms of communication. Currently, SumTotal Systems is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. SumTotal Systems does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. SumTotal Systems believes that the patent infringement cases are without merit and is defending, and plans to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions (including a judgment or settlement where SumTotal Systems may be required to license patents on terms that may or may not be favorable to SumTotal Systems, or if SumTotal Systems is forced to alter its website or its software products) may cause a material adverse effect on its future business, operating results and/or financial condition.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: GUARANTEES

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

Indemnification and warranty provisions contained within SumTotal Systems’ customer license and service agreements are generally consistent with those prevalent in the industry. The duration of product warranties generally does not exceed ninety days following delivery of the products. Significant obligations under customer indemnification or warranty provisions have not been incurred historically and are not expected in the future. Accordingly, accruals for potential customer indemnification or warranty-related obligations are not maintained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three and nine-months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Click2learn Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the three-months ended September 30, 2004, the incoming license and large service engagement deals were forty-two compared to forty in the prior quarter. However, the deals were more heavily weighted to services engagements with less large license deals booked in the quarter, which resulted in an average selling price of $210,000, as compared to $285,000 in the previous quarter. We believe this may, in part, be the result of customers and prospects delaying license purchase decisions until our new product SumTotal 7.0 is released, which is planned for the fourth quarter.

For the three-months ended September 30, 2004, we experienced an increase in our total net revenues of approximately 9% or $1.2 million, as compared to the three-months ended June 30, 2004. The increase in net revenue was the result of additional services revenue as we completed and obtained acceptance on a number of services engagements and also recorded additional maintenance revenue as more of the Docent installed customer-base renewed maintenance contracts with SumTotal Systems. These increases in services revenue of $1.5 million were partially offset by a small decline in license revenue, which we believe is the result of customers delaying purchasing decisions until SumTotal 7.0 is released later in 2004. Revenue increased 104% or $7.8 million, as compared to the three-months ended September 30, 2003. This was primarily the result of the Docent acquisition on March 18, 2004. The Docent revenue for the three-months ended September 30, 2003 was $7.0 million.

Gross margins improved to 59% in the three-months ended September 30, 2004, as compared to 54% in the three-months ended June 30, 2004 and 52% in the three-months ended March 31, 2004. This is the result of our achieving synergies and productivity improvements following the acquisition of Docent. Gross margin in the three-months ended September 30, 2003 was 62%. The increase in expenses for amortization of intangible assets as a result of the acquisition has the effect of reducing the gross margin percentage by 10%.

As a result of the increase in revenue, improved gross margins, as well as operating and other expenses being favorable as compared to the prior quarter, the net loss for the three-months ended September 30, 2004 was reduced to $2.2 million, as compared to $4.1 million for the three-months ended June 30, 2004. The net loss for the three-months ended September 30, 2003 was $1.4 million.

We ended the quarter with $35.5 million in cash, cash equivalents and short-term investments, as compared to $12.9 million at December 31, 2003, $34.8 million at March 31, 2004 and $37.1 million at June 30, 2004. We believe that this cash balance, together with the revenue we expect to generate, will be adequate to fund operations for at least the next twelve months.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets; and

•	restructuring.

We have had no significant changes in our critical accounting policies and estimates since our previous filing on Form 10-Q, as filed with the SEC on August 12, 2004.

Results of Operations

Revenue

For the three-months ended September 30, 2004, total revenue increased 104% to $15.3 million, as compared to $7.5 million for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, total revenue increased 55% to $36.5 million, as compared to $23.6 million for the nine-months ended September 30, 2003. The increases in revenue are attributed to the addition of the Docent software platform and customer installed-base on March 18, 2004 resulting from the acquisition of Docent.

For the three-months ended September 30, 2004, revenue from our foreign subsidiaries increased 438% to $4.3 million, as compared to $0.8 million for the three-months ended September 30, 2003, and accounted for approximately 28% of total revenue. For the nine-months ended September 30, 2004 and 2003, revenue from our foreign subsidiaries increased 214% to $9.1 million, as compared to $2.9 million for the nine-months ended September 30, 2003, and accounted for approximately 25% of total revenue. The increases in international revenue are primarily attributed to a greater international presence resulting from the acquisition of Docent.

License Revenue. For the three-months ended September 30, 2004, license revenue increased 115% to $5.6 million, as compared to $2.6 million for the three-months ended September 30, 2003. Approximately $2.6 million of the additional license revenue was from sales of the Docent software platform and approximately $0.4 million was from the sales of the Click2learn software platform. Price changes in per license seat prices had approximately a favorable 10% effect on the license revenues for the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003.

For the nine-months ended September 30, 2004, license revenue increased 82% to $13.8 million, as compared to $7.6 million for the nine-months ended September 30, 2003. Approximately $5.4 million of the additional license revenue was from sales of the Docent software platform and approximately $0.8 million was from the sales of the Click2learn software platform. Price changes in per license seat prices had approximately a favorable 5% effect on the license revenues for the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003.

Service and Maintenance Revenue. Service and maintenance revenue for the three and nine-months ended September 30, 2004 and 2003 consisted of the following (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Maintenance	$3,536	$1,708	$7,800	$4,221
Hosting	1,658	484	4,209	1,555
Training	473	321	1,703	1,130
Consulting	3,875	2,375	8,755	9,167
Application service provider	111	—	247	—

	$9,653	$4,888	$22,714	$16,073

For the three-months ended September 30, 2004, service and maintenance revenue increased 98% to $9.7 million, as compared to $4.9 million for the three-months ended September 30, 2003 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased 106% to $3.5 million for the three-months ended September 30, 2004, from $1.7 million for the three-months ended September 30, 2003. Approximately $1.8 million of the maintenance revenue increase is due to the addition of the Docent installed customer-base. Hosting revenue increased 240% to $1.7 million for the three-months ended September 30, 2004, from $0.5 million for the three-months ended September 30, 2003. Approximately $1.0 million and $0.2 million of the hosting revenue increase is due to the addition of the Docent installed customer-base and increases in the Click2learn installed customer-base, respectively. Training revenue increased 67% to $0.5 million for the three-months ended September 30, 2004, from $0.3 million for the three-months ended September 30, 2003 due to the addition of the Docent installed customer-base. Consulting revenue increased 63% to $3.9 million for the three-months ended September 30, 2004, from $2.4 million for the three-months ended September 30, 2003. We recorded an additional $1.6 million of consulting revenue due to the addition of the Docent installed customer-base.

For the nine-months ended September 30, 2004, service and maintenance revenue increased 41% to $22.7 million, as compared to $16.1 million for the nine-months ended September 30, 2003 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased 86% to $7.8 million for the nine-months ended September 30, 2004, from $4.2 million for the nine-months ended September 30, 2003. Approximately $2.4 million and $1.2 million of the maintenance revenue increase is due to the addition of the Docent installed customer-base and increases in the Click2learn installed customer-base, respectively. Hosting revenue increased 163% to $4.2 million for the nine-months ended September 30, 2004, from $1.6 million for the nine-months ended September 30, 2003. Approximately $2.2 million and $0.4 million of the hosting revenue increase is due to the addition of the Docent installed customer-base and increases in the Click2learn installed customer-base, respectively. Training revenue increased 55% to $1.7 million for the nine-months ended September 30, 2004, from $1.1 million for the nine-months ended September 30, 2003. Approximately $0.5 million and $0.1 million of the training revenue increase is due to the addition of the Docent customer base and increases in the Click2learn installed customer-base, respectively. Consulting revenue decreased 5% to $8.8 million for the nine-months ended September 30, 2004, from $9.2 million for the nine-months ended September 30, 2003 due to a $3.3 million decrease in Click2learn customer installed-base consulting revenue that included $2.2 million in non-recurring consulting and implementation services performed for one customer, offset partially by Docent customer installed-base revenues of $2.9 million.

Price changes in service and maintenance revenue had no material effect on the three and nine-months ended September 30, 2004, as compared to the three and nine-months ended September 30, 2003.

Cost of Revenue

For the three-months ended September 30, 2004, total cost of revenue increased 117% to $6.3 million, as compared to $2.9 million for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, total cost of revenue increased 84% to $16.2 million, as compared to $8.8 million for the nine-months ended September 30, 2003. This was a result of the increase in the amortization of intangible assets, the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent, costs associated with hosting the Docent customer installed-base and additional third-party consulting costs associated with Docent product implementations in Europe.

Cost of License. For the three-months ended September 30, 2004, total cost of license revenue increased to $0.2 million, as compared to $0.1 million for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004 and 2003, total cost of license revenue remained constant at $0.4 million. Our cost of license revenue includes the cost of third-party software and content we resell and the cost of manuals, production media and shipping costs.

Cost of Service and Maintenance. For the three-months ended September 30, 2004, total cost of service and maintenance revenue increased 92% to $4.6 million, as compared to $2.4 million for the three months ended September 30, 2003. The increase is due to the addition of thirty-four Docent service and maintenance personnel following the merger with Docent on March 18, 2004. For the three-months ended September 30, 2004, costs relating to service maintenance personnel increased 55% to $3.4 million, as compared to $2.2 million for the three-months ended September 30, 2003. In addition, we incurred expenses of $0.6 million associated with providing hosting services for the Docent customer installed-base and $0.4 million for additional implementation third-party consulting costs associated with Docent product implementations in Europe.

Gross margin remained constant for service and maintenance, increasing from 51% in the three-months ended September 30, 2003 to 52% in the three-months ended September 30, 2004.

For the nine-months ended September 30, 2004, total cost of service and maintenance revenue increased 65% to $12.4 million, as compared to $7.5 million for nine-months ended September 30, 2003. The increase is due to the addition of an average of thirty-six Docent service and maintenance personnel following the merger with Docent on March 18, 2004. For the nine-months ended September 30, 2004, costs relating to service maintenance personnel increased 50% to $10.5 million, as compared to $7.0 million for the nine-months ended September 30, 2003. In addition, we incurred an additional $0.8 million for costs associated with providing hosting services for the Docent customer installed-base and $0.4 million for additional implementation third-party consulting costs associated with Docent product implementations in Europe.

Gross margin for service and maintenance decreased from 53% in the nine-months ended September 30, 2003 to 46% in the nine-months ended September 30, 2004, primarily due to the addition of an average of thirty-six Docent service and maintenance personnel following the merger with Docent on March 18, 2004 and due to approximately $2.9 million of service and maintenance deals in the nine-months ended September 30, 2004 which we could not record as revenue due to merger accounting principles.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and changes related to hosting activities and other third-party services.

We expect improvements in gross margin for service and maintenance as maintenance renewal contracts are signed for the Docent maintenance installed customer-base.

Amortization of Intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product. We recorded amortization expenses of $0.2 million and $0.7 million for the three and nine-months ended September 30, 2004, respectively.

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimated future cash flows to be generated by these businesses. We amortized intangible assets by $1.5 million and $3.4 million in the three and nine-months ended September 30, 2004, respectively.

For the three-months ended September 30, 2004, amortization of intangibles increased 275% to $1.5 million, as compared to $0.4 million for the three-months ended September 30, 2003. The increase for the three-months ended September 30, 2004 is due to $1.1 million of amortization associated with the intangible assets acquired as a result of the merger with Docent and the asset purchase agreements with distributors in Japan and Australia.

For the nine-months ended September 30, 2004 amortization of intangibles increased 325% to $3.4 million, as compared to $0.8 million for the nine-months ended September 30, 2003. The increase for the nine-months ended September 30, 2004 is due to $0.3 million of amortization associated with our Virtual Classroom Server product and $2.3 million of amortization associated with the intangible assets acquired as a result of the merger with Docent and the asset purchase agreements with distributors in Japan and Australia.

Operating Expenses

Research and Development. For the three-months ended September 30, 2004, total research and development cost increased 81% to $2.9 million, as compared to $1.6 million for three-months ended September 30, 2003. Expenses relating to research and development personnel for the three-months ended September 30, 2004 increased 67% to $2.5 million, as compared to $1.5 million for the three-months ended September 30, 2003. The increase is due to the addition of nineteen Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. Consulting expenses for the three-months ended September 30, 2004 increased to $0.3 million, as compared to $0.1 million for the three-months ended September 30, 2003. Additional consultants were needed to support work on upcoming releases of our product platform.

For the nine-months ended September 30, 2004 total research and development cost increased 86% to $8.2 million, as compared to $4.4 million for the nine-months ended September 30, 2003. Expenses relating to research and development personnel for the nine-months ended September 30, 2004 increased 65% to $7.1 million, as compared to $4.3 million for the nine-months ended September 30, 2003. The increase is due to the addition of an average of forty Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. Consulting expenses for the nine-months ended September 30, 2004 increased to $1.0 million, as compared to $0.1 million for the nine-months ended September 30, 2003. Additional consultants were needed to support work on upcoming releases of our product platform.

We expect research and development expenses to increase slightly in the three-months ended December 31, 2004 as a result of additional consulting services to complete SumTotal 7.0.

Sales and Marketing. For the three-months ended September 30, 2004, total sales and marketing cost increased 90% to $5.5 million, as compared to $2.9 million for the three-months ended September 30, 2003. Expenses relating to sales and marketing personnel for the three-months ended September 30, 2004 increased 96% to $4.9 million, as compared to $2.5 million for the three-months ended September 30, 2003. The increase is due to an additional twenty-three Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, resulting in increased expenses of $2.4 million.

For the nine-months ended September 30, 2004, total sales and marketing cost increased 71% to $15.6 million, as compared to $9.1 million for the nine-months ended September 30, 2003. Expenses relating to sales and marketing personnel for the three-months ended September 30, 2004 increased 67% to $13.5 million, as compared to $8.1 million for the three-months ended September 30, 2003. The increase is a result of $5.4 million for increased sales and marketing personnel due to the addition of twenty-three Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, $0.5 million for additional marketing activity due to the launch of SumTotal Systems, and $0.4 million for the loss on disposal or abandonment of property and equipment, consisting of internal use sales management software used by Click2learn in favor of the sales management software used by Docent.

We expect sales and marketing expenses to increase in the three-months ended December 31, 2004 as a result of marketing expenses for the launch of SumTotal 7.0 as well as additional sales commissions.

General and Administrative. For the three-months ended September 30, 2004, total general and administrative cost increased 93% to $2.9 million, as compared to $1.5 million for the three-months ended September 30, 2003. Expenses relating to general and administrative personnel for the three-months ended September 30, 2004 increased 46% to $1.9 million, as compared to $1.3 million for the three-months ended September 30, 2003. The increase is a result of $0.5 million for the addition of nineteen Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent. In addition, we incurred $0.4 million in accounting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”) and $0.4 million in legal expenses associated with post-merger activities and other legal matters.

For the nine-months ended September 30, 2004, total general and administrative cost increased 86% to $7.8 million, as compared to $4.2 million for the nine-months ended September 30, 2003. Expenses relating to general and administrative personnel for the nine-months ended September 30, 2004 increased 50% to $5.7 million, as compared to $3.8 million for the nine-months ended September 30, 2003. The increase is a result of $1.9 million for the addition of an average of twenty-five Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent. In addition, we incurred $0.7 million in stock-based compensation, including $0.5 million in stock-based compensation related to the acceleration of stock options to certain employees, $0.6 million associated with post-merger activities and other legal matters and $0.4 million in accounting expenses associated with compliance with Sarbanes-Oxley Section 404.

We expect general and administrative expenses to increase slightly on a quarterly basis through the end of fiscal 2004 due primarily to Sarbanes-Oxley Section 404 certification procedures and litigation expenses.

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

Stock-Based Compensation. For the three and nine-months ended September 30, 2004, stock-based compensation expense relating to common stock options was $274,000 and $1,119,000, respectively. There was no stock-based compensation for the three and nine-months ended September 30, 2003. Stock-based compensation expense is allocated based on the function of employees. Stock-based compensation expense relating to common stock options issued to former Docent employees was $274,000 and $595,000 for the three and nine-months ended September 30, 2004, respectively. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. In the nine-months ended September 30, 2004, we recognized $291,000 as a result of accelerated options vesting to certain employees and $233,000 as a result of increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan as a result of the acquisition of Docent. There was no stock-based compensation as a result of accelerated options vesting to certain employees or increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan as a result of the acquisition of Docent for the three-months ended September 30, 2003.

Interest Expense. For the three-months ended September 30, 2004, interest expense decreased to $0, as compared to $27,000 for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, interest expense decreased to $121,000, as compared to $122,000 for the nine-months ended September 30, 2003. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, we cancelled our $10.0 million working capital line Silicon Valley Bank. We incurred a charge of $67,000 associated with warrants related to cancellation of our line of credit in the first quarter of fiscal 2004.

Interest Income. For the three-months ended September 30, 2004, interest income increased 410% to $97,000, as compared to $19,000 for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, interest expense increased 866% to $203,000, as compared to $21,000 for the nine-months ended September 30, 2003. Interest income increased due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent merger, collections of accounts receivable and sales of common stock.

Other Income (Expenses), net. For the three-months ended September 30, 2004, other income was $9,000, as compared to $0 for the three-months ended September 30, 2003.

For the nine-months ended September 30, 2004, other expense increased to $349,000, as compared to $0 for the nine-months ended September 30, 2003. The increase was primarily due to $340,000 in foreign exchange losses.

Equity in Losses of an Affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our ownership portion of the joint ventures’ net income or loss. For the three-months ended September 30, 2004, our equity in losses of an affiliate decreased to $0, as compared to $25,000 for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, our equity in losses of an affiliate were $169,000, compared to $75,000 for the nine-months ended September 30, 2003. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any future equity related expenses relating to the losses of this company.

Foreign and State Income Taxes. For the three-months ended September 30, 2004, we recorded an income tax benefit of $47,000 related to foreign and state income taxes, as compared to an expense of $8,000 for the three-months ended September 30, 2003. For the nine-months ended September 30, 2004, we recorded income tax expense of $29,000 related to foreign and state income taxes, as compared to $26,000 for the nine-months ended September 30, 2003. The decreases are due to transfer pricing structures that were placed into service in certain foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity were our $35.4 million of cash and cash equivalents and $12.1 million of net accounts receivable, up from $12.9 million of cash and $10.4 million of net accounts receivable on December 31, 2003, respectively. The change in cash is due primarily to the cash acquired in the acquisition, net of payments, of $25.4 million from the merger with Docent.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next twelve months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Net cash provided by operating activities was $0.4 million for the nine-months ended September 30, 2004. The cash provided during the period was due to net collection of receivables of $6.4 million, primarily due to the acquisition of $5.8 million of Docent accounts receivable on March 18, 2004, a $2.5 million increase in deferred revenue due to additional bookings during the period, a $1.1 million decrease in other long-term assets, a $0.3 million decrease in prepaid expenses and other current assets and non-cash activities consisting of $3.4 million for the amortization of intangible assets, a $1.3 million write-off of IPR&D that had not yet reached technological feasibility and had no alternative future use, $1.1 million for stock-based compensation, $1.2 million for depreciation and amortization of property and equipment, $0.4 million for a loss on the disposal of property and equipment, $0.2 million for equity losses from affiliate, $0.1 million for amortization of discount on debt, offset by a net loss of $14.1 million, a $2.7 million decrease in accrued liabilities, a $0.4 million decrease in accounts payable and non-cash activities consisting of a $0.2 million decrease for provision for sales returns and doubtful accounts.

Net cash used in operating activities was $0.7 million for the nine-months ended September 30, 2003 due to cash provided by the net change in certain operating assets of $0.4 million and non-cash activities of $1.1 million for depreciation and amortization, $0.1 million for amortization of discount on debt, $0.8 million for amortization of intangibles and $0.1 million for equity losses from affiliate, offset by a net loss of $3.1 million and $0.1 million for provision for returns and doubtful accounts.

Cash provided by investing activities was $24.7 million for the nine-months ended September 30, 2004 due to the $25.4 million of cash acquired, net of payments, associated with the Docent merger and $0.5 million in net sales of short-term investments, offset by $0.7 million in purchases of equipment and $0.5 million in cash used for our asset purchase agreements with distributors in Japan and Australia.

Net cash used in investing activities was $0.7 million for the nine-months ended September 30, 2003, primarily due to $0.6 million used for purchases of equipment.

Net cash used in financing activities was $2.9 million for the nine-months ended September 30, 2004 due to cancellation the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003 and the repayment of a $0.4 million note payable resulting from our acquisition of Click2learn Japan KK, offset by $1.0 million in proceeds from the issuance of common stock. In March 2004, we cancelled our $10.0 million working capital line of credit at Silicon Valley Bank. We paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation and incurred a charge of $67,000 associated with warrants related to the line of credit.

Cash provided by financing activities was $12.6 million for the nine-months ended September 30, 2003, resulting from $12.3 million in proceeds from the issuance of common stock and $0.3 million in net borrowings on our line of credit.

At September 30, 2004, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$5,319	$1,975	$3,148	$196
Accrued restructured facility lease payments	721	587	93	41
Software resale and distribution commitment	679	679	—	—

	$6,719	$3,241	$3,241	$237

We have entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for our offices throughout the United States and for our international subsidiaries with original lease periods expiring through 2009. In addition, we are under contract to fulfill facility leases for offices that were subleased to third-party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued within the restructuring accrual balance.

In September 2002, Docent entered into an agreement with a third-party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the software company’s software over the first year of the agreement. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. If we fail to resell $1.0 million of the third-party company’s software by April 2005, the third-party software company will be paid on the remaining unsold balance. We are currently undertaking efforts to renegotiate this agreement and are evaluating our potential ability and intent to fulfill this obligation. As of September 30, 2004, $321,000 had been purchased under this agreement.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. The adoption of EITF No. 03-01 is not expected to have a material affect on our results of operations and financial condition.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

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

We expect to derive substantially all of our revenue from the licensing of our Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System (collectively, “SumTotal Systems Suite”), and providing related services, which we do not expect to be sufficient to achieve GAAP profitability. Commencing at the end of the fourth quarter 2004 and beginning of the first quarter 2005, we will be transitioning from our SumTotal Systems Suite to our new product offerings, primarily our new business performance and learning technology software suite, SumTotal 7.0, and services related to these offerings (collectively, “SumTotal 7.0”). If we fail to generate adequate revenues from the SumTotal Systems Suite or our new products, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As a result of all of the foregoing, we expect to incur losses on a GAAP basis for the foreseeable future, and may not, despite our forecast, achieve profitability on an operational basis, either in the quarter ended December 31, 2004 or future quarters. Failure to meet or exceed our forecasts or industry analysts’ projections could cause the price of our common stock to decline.

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

Prior to the merger transaction that formed SumTotal Systems, both Docent and Click2learn experienced substantial fluctuations in operating results, on a quarterly and annual basis. We have experienced these fluctuations since the merger, and we expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements for both the SumTotal Systems Suite and SumTotal 7.0;

•	the mix of revenue from products and services;

•	the ability to meet client project milestones;

•	the market acceptance of our products and services;

•	the ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

•	the timing of revenue and expense recognition; and

•	recognition of impairment of existing assets.

We believe that quarter-to-quarter comparisons of the historical financial results of Docent and Click2learn are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet our forecasts or the expectations of analysts, the price of our common stock could decline.

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current business performance and learning management solutions and the rapidly evolving nature of the business performance and learning management market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short-term. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with Sarbanes-Oxley Section 404, may also increase and cause us to fall short of our forecasts. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and may therefore fall short of our forecasts. Failure to meet our forecasts or industry analysts’ expectations would likely cause a decline in the price of our common stock.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation, like other litigation against us could result in substantial costs, negative publicity and divert our management’s attention, which could seriously harm our business and stock price.

Our recent stock performance may impair the carrying value of our goodwill and intangible assets.

Our common stock has declined from $8.00 per share on March 18, 2004 when the acquisition of Docent was completed to $5.71 per share on November 11, 2004, providing us a total market capitalization of approximately $117.9 million. The carrying value of our goodwill and intangible assets on September 30, 2004 was $27.9 million and $10.9 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

We may fail to successfully develop and introduce SumTotal 7.0 on a timely basis.

SumTotal 7.0, our new product, is very complex and has required, and will continue to require, the expenditure of significant resources from all areas of our Company. In order to successfully develop and launch the product, we must ensure broad based cooperation and coordination from multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. Numerous events may occur, including engineering delays, or unexpected defects, bugs or errors, which may cause us to delay the launch of our new product beyond our expected launch date, the fourth quarter of fiscal year 2004. If we fail to successfully develop and introduce SumTotal 7.0 on a timely basis, our business results may be adversely affected, including customers losing confidence in our company and thereby delaying their buying decisions further or electing to purchase software from our competitors, each of which may cause a decline in the price of our common stock.

Customers may delay purchasing decisions as a result of our new product release, SumTotal 7.0, anticipated at the end of fiscal year 2004.

As we plan to introduce our new business solution and learning technology software product, SumTotal 7.0, at the end of fiscal year 2004, we must manage the transition between our new product offering and our older products.

We must successfully manage the transition from our legacy products in order to minimize a material reduction in closing sales contracts for the current SumTotal Suite products, as customers wait for the SumTotal 7.0 release and for us to provide sufficient assurance that SumTotal 7.0 provides customers the requisite functionality, that the level of defects, bugs and errors in SumTotal 7.0 is acceptable, and that the product is sufficiently operational. When we introduce SumTotal 7.0 and subsequent product enhancements, we face numerous risks relating to product transitions, including the inability to accurately forecast revenue from product sales and related services, the number and severity of defects, and increased support requirements due to the complexity of the new product. If we fail to otherwise successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy, is getting longer, and often extends over several fiscal quarters. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue, and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions. In addition, although we must expend and allocate resources prior to completing a sales transaction, we may never generate any revenue from these activities.

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

Any failure to meet investor expectations for a given quarter as a result of delayed customer decisions, reduced order sizes or failed sales efforts would likely cause a decline in the price of our common stock.

Our business and results of operations are likely to be affected by the formation of SumTotal Systems based on the merger of Docent and Click2learn.

We believe the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems has had, and may continue to have, an adverse effect on our revenue in future quarters as customers may delay, defer or cancel purchases due to potential uncertainty about the direction of SumTotal Systems’ product offerings and its support and service of existing products following the merger. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, alliance partners, business partners, and others with whom we have business relationships. In addition, our quarterly operating results and revenue could be substantially below the expectations of our forecasts or market analysts’ forecasts, which would likely cause a decline in the price of our common stock.

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

Achieving the benefits expected from the merger transaction between Docent and Click2learn that resulted in the formation of SumTotal Systems continues to depend, in part, on the successful integration of technology, operations, engineering efforts and personnel, including sales personnel. The integration of Docent and Click2learn has been, and will continue to be, a complex, time-consuming and expensive process and may disrupt our business if not carried out in a timely and efficient manner. The continuing challenges involved in this integration include:

•	retaining existing customers and strategic partners of each company;

•	integrating and retaining our engineering teams in Bellevue, Washington, Mountain View, California, and Hyderabad, India;

•	retaining and integrating management and other key employees of our new company;

•	coordinating research and development activities, both in the United States and in our expanding Indian engineering offices, to enhance customer support; develop bug fixes, upgrades and updates; and develop new product offerings and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	integrating worldwide legal, finance and other operational and administrative functions, including sales and contract execution operations;

•	combining product offerings and product lines effectively and quickly, and successfully marketing such products to our existing and future customer base;

•	integrating sales efforts so that customers can easily conduct business with us;

•	integrating sales operations on a worldwide basis in a rapid and efficient manner and ensuring compliance with our contract execution processes and internal controls and procedures;

•	integrating engineering efforts to provide updates, upgrades and bug fixes for our existing products and for development of new products;

•	transitioning all facilities to a common information technology system;

•	offering the products and services of Docent and Click2learn to each other’s customers;

•	coordinating marketing efforts; and

•	developing and maintaining uniform standards, controls, procedures, and policies.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger transaction, and the failure to successfully and timely integrate will have a negative impact on our operations, resulting in failing to meet our forecasts or market analysts’ forecasts, which could cause a decline in the price of our common stock.

The failure to successfully develop and implement in a timely fashion internal contract execution controls and procedures could impact our ability to recognize revenue in future quarters.

In connection with its review of our condensed consolidated financial statements for the quarter ended March 31, 2004, KPMG, LLP, our auditors (“KPMG”), noted in a letter to the Audit Committee of our Board of Directors that we had a material weakness in our internal controls and procedures in our European operations under standards established by the AICPA. During its review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations in which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts were not countersigned by us by March 31, 2004. As a result, we had to adjust our financial statements prior to the announcement of our earnings for the three-months ended March 31, 2004. During the quarters ended June 30, 2004 and September 30, 2004, we implemented and maintained a number of additional controls and procedures to help ensure that we countersign contracts in a timely fashion, and that we have documentary evidence that we have done so. We believe that these actions, in conjunction with our standard controls and procedures, sufficiently addressed the weakness in our internal controls and procedures raised in KPMG’s letter.

There is no assurance, however, that in the future, additional material weaknesses will not arise in our internal controls or procedures related to our European operations or elsewhere that would result in our needing to delay the recognition of certain revenue and adjust our financial statements. The implementation of these additional internal controls and procedures will require management resources and time, and failure to successfully implement these additional internal controls and procedures in a timely, effective and efficient manner, or the existence of additional material weaknesses in our internal controls and procedures, could adversely affect our ability to recognize revenue in a timely fashion in future quarters. Failure to recognize revenue in a timely fashion may result in our not meeting our forecasts or industry analysts’ projections, and would likely cause a decline in the price of our common stock.

There are inherent limitations on the effectiveness of our internal controls and procedures that could impact our financial reporting and result in us failing to meet our financial projections.

Our management, including, without limitation, our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints. Further, the benefits of such controls were considered relative to their costs, and the Company, based on its size, has had to make decisions not to establish and implement certain controls and procedures we may otherwise have established, because of the cost. Nonetheless, we believe the Company has established and implemented sufficient controls and procedures to prevent material errors and fraud. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to recognize revenue we thought we could; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely result in a decline in the price of our common stock.

In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are burdensome and uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ended December 31, 2004 our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2004. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on the price of our common stock.

In addition, rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our effort to comply with Section 404. As a result, we cannot be certain that we will comply with the requirements of Section 404 in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged, causing our financial results to suffer and the price of our common stock to decline.

Recently enacted and proposed changes in securities laws and regulations are have increased, and are likely to continue to increase, our expenses.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased, and will continue to increase, our expenses as we devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures, and it imposes comprehensive reporting and disclosure requirements; sets stricter independence and financial expertise standards for audit committee members; and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In particular, we have incurred, and will continue to incur, additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, The NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

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

If our revenue does not increase at or above the rate we have forecasted or the financial analysts expect, the price of our common stock may decline. Our future growth rates will depend on general economic conditions and on our ability to expand sales of our existing products and develop and market new products, which will require significant expenses that we may not have sufficient resources to undertake.

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

We are currently required to record stock-based compensation charges only if the employee’s stock option exercise price is less than the deemed fair value of our common stock at the date of grant, and in such event, we would record a charge only for the difference between the grant price and the deemed fair value. However, in March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. Please see Note 2 of the Condensed Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented.

We face intense competition from other business performance and learning management software providers including Saba Software, Inc., Plateau Systems Ltd., THINQ Learning Solutions, Inc., International Business Machines Corporation, and Pathlore Software Corporation as well as other enterprise software vendors such as SAP AG, Oracle Corporation, Siebel Systems, Inc. and PeopleSoft, Inc., and we may be unable to compete successfully.

The business performance and learning management software market is highly fragmented and competitive, with no single company accounting for a dominant share of the market. Our competitors vary in size, scope and the breadth of products and services offered. We will face competition from:

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

Our principal competitors are Saba Software, Inc., Plateau Systems Ltd., THINQ Learning Solutions, Inc., International Business Machines Corporation, Pathlore Software Corporation, SAP AG, Oracle Corporation, Siebel Systems, Inc. and PeopleSoft, Inc.

We may lose business, as well as market share, due to increased competition. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have begun to offer learning delivery and management functionality to extend their current product lines. Although these vendors’ offerings may not offer the same functionality as our products, bundling these offerings with the remainder of their solutions could diminish our ability to sell our products and services to their customers or other prospects. Announcements by these companies of future products could delay purchasing decisions by their customers and our prospects. Either diminished sales or delayed purchases could adversely affect our business.

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

Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including:

•	diversion of management attention;

•	difficulties and costs of staffing and managing foreign offices;

•	different learning styles and cultures;

•	intense competition from other technology companies with regard to hiring and retaining qualified personnel;

•	increasing growth and development of the technology market in India generally, and in Hyderabad specifically; increasing competition and costs of hiring and retaining qualified personnel;

•	numerous and potentially conflicting regulatory requirements;

•	export controls, import tariffs and other barriers to trade;

•	changes in laws or governmental policies;

•	reduced protection of intellectual property rights;

•	regional political and economic instability; and

•	fluctuations in currency exchange rates.

If our operations in Hyderabad fail or are hampered, for any reason, our launch of SumTotal 7.0 may be delayed beyond the end of fiscal year 2004. In addition, if our Indian operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to develop our new product offerings and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, and will impact our ability to release our new product, SumTotal 7.0, reducing our ability to respond to these demands independently if the partners fail to perform as required. In the event failures of our engineering operations in India cause a delay in the release of SumTotal 7.0, or if the product is materially impacted by bugs, errors or defects, our business and financial results may be adversely impacted and could result in a decline in the price of our common stock.

Our reliance on the SumTotal Systems Suite means that a decline in the price of or demand for the SumTotal Systems Suite could seriously harm our business.

The SumTotal Systems Suite and related services will account for the majority of our revenue in 2004 and, combined with our new product SumTotal 7.0 and related services, are expected to account for a majority of our revenue for the foreseeable future. Consequently, a decline in the price of or demand for the SumTotal Systems Suite, especially as the marketplace awaits the release of our new product, SumTotal 7.0, or SumTotal 7.0’s failure to achieve broad market acceptance, would seriously harm our business and would likely result in a decline in the price of our common stock.

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

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement business performance and learning management software solutions, they may still choose to develop such solutions internally. If the use of business performance and learning management software does not become widespread or if companies choose to develop such software internally rather than acquiring it from third-parties, then our business performance and learning management software may not be commercially successful.

We outsource some of the management and maintenance of our hosted and ASP solutions to third-parties and will depend on them to provide adequate management and maintenance services.

We rely on third-parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers, may subject us to customer liability, or may tarnish our reputation, thereby causing a decrease in our revenue and an accompanying decline in the price of our common stock.

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

We typically offer warranties for products and services for ninety days from shipment of the products and services, and have allowed an additional warranty period to certain of our customers. Docent historically offered a ninety day limited warranty for all of its products and has allowed an additional warranty period to certain of its customers. Click2learn typically offered a ninety day limited warranty for all of its products and services and allowed an additional warranty period to certain of its customers. Although Docent’s and Click2learn’s historical return experiences have not been significant, returns or delays in the acceptance of the products and services may increase in the future. Significant returns or delay in acceptance would have an adverse effect on our revenue and could negatively affect our financial results.

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

Conducting business outside of the United States is subject to certain risks, including:

•	military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely;

•	social unrest or disturbances;

•	difficulties in staffing and managing foreign operations;

•	changes in regulatory requirements and tariffs;

•	difficulties in obtaining import and export licenses;

•	political or economic constraints on international trade;

•	the burden of complying with a variety of foreign laws;

•	language barriers;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	reduced protection of intellectual property rights;

•	potentially harmful tax consequences;

•	fluctuating exchange rates; and

•	price controls and other restrictions on foreign currency.

In addition, based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

Economic, political and market conditions can adversely affect our revenue growth.

There are increasing signs of an improving economic environment. However, it may be too early to determine whether an economic recovery will be broad, substantial and sustained, and whether any such recovery would translate to sustained higher levels of information technology spending. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and professional services will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

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

We expect to increasingly rely on distributors, alliance partners, value-added resellers, and systems integrators for the distribution and sale of our branded products globally. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally. Our future success will depend in part on our ability to attract, train and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships, and our sales would suffer as a result. Further, we will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.

The loss of the services of our senior executives and key personnel would likely cause our business to suffer.

Our success depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. We do not have employment agreements with our executives or with any other key employee, and we do not maintain key person life insurance for any officer or key employee.

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

Our SumTotal Systems Suite and our new product, SumTotal 7.0 and successor products and related services are expected to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal Systems Suite and SumTotal 7.0 and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business.

Our products may contain defects, bugs or errors or otherwise perform improperly.

Our products, both current and future, may contain defects, bugs or errors. Complex enterprise software products frequently contain errors or failures, especially when first introduced or when new versions are released. Because our products, especially our new product, SumTotal 7.0, are complex software packages and contain new features and functionality, there is a great likelihood, especially with SumTotal 7.0, that the product may contain significant defects, bugs or errors. In addition, since our product offering is targeted at enterprise customers with large numbers of users, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. To date we have experienced errors in both the Aspen and Docent platforms, in particular when new versions or functionality are first released, although such errors have not had a material impact on our business and generally have been corrected shortly after discovery. Although we have not experienced this to date, serious product errors could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs. In addition, while we believe our new product, SumTotal 7.0, will not contain material defects, bugs or errors, we cannot be sure that there will not be unknown or unexpected defects, bugs or errors that will materially impact our customers’ ability to deploy our product. In such event, our revenue may be impacted, which may cause a decline in the price of our common stock.

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

Failure to integrate our two primary offices and our engineering efforts may cause our business to suffer.

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

In connection with our recent merger and in an effort to streamline operations, reduce costs and redundancies and bring our staffing and cost structure in line with industry standards, we restructured our organization in the first and second quarters of fiscal year 2004. These efforts included substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions and other restructuring measures, and our plans may yield unanticipated consequences such as an inability to release our new product, SumTotal 7.0, within the expected timeframe, the end of fiscal year 2004. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. Further, shifting certain engineering resources to Hyderabad, India may create confusion, misunderstandings or other unintended results, thereby causing additional bugs, functional limitations, or delays in the release of SumTotal 7.0. As a result of these staff reductions, realignment of engineering resources and other restructuring measures, our ability to integrate our operations or to respond to unexpected challenges may be impaired, which may adversely affect our financial results.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be existing or future platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, existing or future user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, to achieve market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

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

We could become subject to litigation and liability if third-parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions.

Our intellectual property may become subject to legal challenges, unauthorized use or infringement, any of which could diminish the value of our products and services.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trademarks, trade secret laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. These legal protections afford only limited protection for our technology. We hold only two issued patents underlying the products developed by Docent prior to the merger of Docent and Click2learn, and do not hold patents for any of the technology underlying Click2learn’s legacy Aspen product offering. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third-parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third-parties to independently develop substantially equivalent intellectual property.

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

Both Docent and Click2learn have been the subject of patent infringement cases. In May 2002, IpLearn, LLC filed suit against Docent and several other major developers of online learning software, alleging five patent infringement claims related to online learning and seeks unspecified damages. In December 2002, IP Innovation filed suit against Docent and seven other defendants, alleging infringement of a patent covering the use of HTML (hypertext markup language) in graphics software used in a computer system and seeks unspecified damages, though in July 2004, Docent won its summary judgment motion for non-infringement. In addition, in May 1996, Richard B. Grant filed a complaint against Click2learn alleging that Click2learn’s ToolBook, CBC ToolBook and Multimedia ToolBook products infringe a patent owned by him and is seeking an injunction and unspecified damages. In February 2004, IpLearn, LLC filed suit against Click2learn alleging that its legacy Aspen product line infringes several patents held by IpLearn. In each of these cases, plaintiff seeks unspecified monetary damages and injunctive relief. After investigating and analyzing the claims, we believe that each of the cases is without merit, and we are defending, and plan to continue to defend, against each of them vigorously.

Nonetheless, the patent infringement claims against Docent and Click2learn are expensive to defend and divert management attention from operating our company. In addition, even though Docent, Click2learn or SumTotal Systems may prevail initially in any particular case, such matter may be subject to appeal by plaintiff and may subject us to time-consuming and costly delays in final resolution of a particular case. In the event it is in fact determined that Docent or Click2learn were, or SumTotal Systems is, infringing the patents that are the subject of any of these claims or other third-party patents, we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the fair value of cash and cash equivalents would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three-months ended September 30, 2004 and 2003, international revenue from our foreign subsidiaries accounted for approximately 28% and 10%, respectively, of total revenue. For the nine-months ended September 30, 2004 and 2003, international revenue from our foreign subsidiaries accounted for approximately 25% and 12%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and nine-months ended September 30, 2004 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

Internal Controls and Procedures. In connection with the review of our financial statements for the fiscal quarter ended March 31, 2004, KPMG, our independent auditors, noted in a letter to our Audit Committee (the “KPMG Letter”) that there was a matter involving our internal controls and procedures, and their operation, that KPMG considered to be a material weakness under standards established by the AICPA. During its review, KPMG noted that license revenue aggregating approximately $1.2 million had been recognized within our unadjusted trial balance on two transactions originating within our European operations which, although the contracts governing the transactions were signed by the customers and the software licensed in the transactions was delivered by March 31, 2004, the contracts had not been countersigned by us by March 31, 2004. As a result, we had to adjust our financial statements prior to announcing our financial results for the first quarter of fiscal year 2004 on April 28, 2004, to remove the effect of these two transactions.

We have established, and maintain, a set of internal controls and procedures designed to ensure that our financial reports fairly represent, in all material respects, the financial condition, results of operations, and cash flows for us for the quarter ended September 30, 2004. In addition, we implemented and maintained additional controls and procedures as set forth in our Form 10-Q filed with the SEC on May 15, 2004 throughout the quarters ended June 30, 2004 and September 30, 2004. We believe that these additional controls and procedures, in conjunction with our standard controls and procedures, addressed the material weakness raised in the KPMG Letter. We expect for these additional controls and procedures to be continually refined during the fourth quarter of fiscal year 2004 and, as appropriate, to continue thereafter.

Other than as described above, there were no significant changes in the company’s internal controls over financial reporting identified in management’s evaluation during the third quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the company’s internal controls over financial reporting. To the knowledge of our Chief Executive Officer and our Chief Financial Officer, the financial statements, and other financial information included in this report, fairly present, in all material respects, our financial conditions for the quarter ended September 30, 2004.

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

Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook, CBT Tool Book, and Multimedia ToolBook products infringe a patent owned by him. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. Plaintiff is seeking an injunction and unspecified monetary damages. In September 2004, after the Court issued its Markman ruling, the Court stayed this matter pending the initial en banc decision of the Court of Appeals for the Federal Circuit in Edward H. Phillips v. AWH Corporation et al.

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and on February 18, 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IPLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ. The action is pending before the Northern District of California and concerns the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain of both Docent and Click2learn software products infringe on five IpLearn patents that relate to online learning. IpLearn, in both cases, is seeking injunctive relief and unspecified monetary damages. The case is still in the discovery phase, and a Markman hearing is currently scheduled for February 2005.

IP Innovation, LLC, v. Thomas Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the United States District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of HTML (Hypertext Markup Language) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. In August 2004, IP Innovation filed a notice of appeal of the summary judgment award.

We believe that the patent infringement cases are without merit, and we are defending, and plan to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions (including a judgment or settlement where we may be required to license patents on terms that may or may not be favorable to us, or if we are forced to alter our website or our software products) may cause a material adverse effect on our future business, operating results and/or financial condition.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   Not applicable.

Item 3.	Defaults Upon Senior Securities

   Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5.	Other Information

   Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Report on Form 8-K filed on July 28, 2004, under Items 7 and 12, furnishing the press release containing financial information for the three-months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

November 15, 2004	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)