Form 10-K
period 2004-12-31
SUMTOTAL SYSTEMS INC
filed 2005-08-01
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50640

SUMTOTAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1607228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1808 North Shoreline Boulevard

Mountain View, California 94043

(Address of principal executive offices, including zip code)

(650) 934-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of July 28, 2005 was approximately 21,185,916 shares.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2004, on the NASDAQ National Market System of $6.50 per share, was approximately $133.1 million. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

SUMTOTAL SYSTEMS, INC.

FORM 10–K

For the Year Ended December 31, 2004

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, including variations of such words and include, but are not limited to, statements regarding the following; our belief that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition; statements about future business operations; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7.0 Series; revenue recognition; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Annual Report on Form 10-K and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. BUSINESS

We maintain executive offices and principal facilities at 1808 North Shoreline Boulevard, Mountain View, California 94043. Our telephone number is (650) 934-9500. We maintain a Web site at www.sumtotalsystems.com. Investors can obtain copies of our Securities and Exchange Commission (“SEC”) filings from this site free of charge, as well as from the SEC Web site at www.sec.gov. In addition, the Company’s charter documents, including its Code of Ethics for Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors (“Code of Ethics”) and Whistleblower Policy and Procedure for the Anonymous Reporting, Receipt, Treatment and Retention of Concerns to the SumTotal Systems, Inc. Board of Directors’ Audit Committee Members or Executive Staff (“Whistleblower Policy”) are posted on the Company’s Web site. The Company intends to post any amendments or waivers to its Code of Ethics to its Web site.

Background

We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and have developed and marketed a wide range of software products. In 1995, we began to focus our business on the enterprise learning market and released our first authoring tool focused specifically on the creation of online learning content. We created our first learning management system in 1997 and our first web-based collaborative content development system in 1999. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc. In 2001, we acquired IntelliPrep Technologies, Incorporated (“IntelliPrep”) to strengthen our product offerings for the enterprise learning market, resulting in the initial release of Aspen in September 2001.

In 2002 we limited our services offerings to those directly related to the implementation and support of the Aspen suite and our other software products and discontinued offering custom content development services. In January 2002, we entered into an agreement to sell the majority of our custom content development business to NIIT (USA), Inc., the United States (“U.S.”) operation of NIIT Limited, a global custom software development firm. The sale closed in the first quarter, but did not include our contract to provide custom content development services for the Washington Army National Guard (“WANG”). We continued to provide custom content development services to the WANG until July 2002, when we reached agreement to terminate the contract and transition the work in process to another contractor. Upon termination of our contract with the WANG we had discontinued all custom content development operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, revenue and expenses related to our custom content development business have been reclassified as a Loss from Discontinued Operations in our financial statements for 2002 and prior years. This reclassification is reflected in any discussion or description of the results from these periods.

On March 18, 2004, we merged with Docent, Inc. (“Docent”) to form SumTotal Systems. For accounting purposes, this was treated as an acquisition by Click2learn of Docent. Docent, Inc. was incorporated in Delaware in 1997 and had its initial public offering on September 29, 2000. The two companies entered into an Agreement and Plan of Reorganization on October 20, 2003, and completed the merger on March 18, 2004. In that transaction, each issued and outstanding share of Click2learn’s and Docent’s common stock was exchanged for 0.3188 and 0.7327 shares of SumTotal Systems’ common stock, respectively. The transaction was a tax-free reorganization for U.S. tax purposes.

Overview

We are a leading provider of integrated software applications, services and content proven to drive business performance through learning. Our solutions are uniquely focused on helping organizations harness and manage mission-critical intellectual power to solve real-world business problems and produce significant bottom-line results. We specialize in helping these organizations create, deliver, and analyze learning and information in order to enhance workforce performance, build strategic relationships with their customers and partners and realize new revenue streams. Our solutions are helping hundreds of corporations and government agencies around the world achieve measurable improvement in business results in vital areas such as sales readiness and new product launch, customer education and sales channel effectiveness, certification and regulatory compliance, Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) system rollout training, customer service and call center improvement, and organizational development and corporate university education.

Our core offering, the SumTotal Systems Enterprise Suite 7.0 and 7.1 (“SumTotal 7.0 Series”), is an integrated suite of software applications that combines learning management, learning content management, in-depth analytics and other mission-critical, standards-based learning applications on a single, integrated platform. With our suite and our related software products, services and content, organizations can improve productivity and increase revenue by creating, managing and delivering timely information and training across their extended enterprise of employees, suppliers, distributors and customers. Individuals can collaboratively develop and share content over the Web, and communicate in real-time in virtual classrooms or online meetings. Most importantly, organizations can report, measure and analyze the impact of training on desired business results in order to effectively target learning activities. SumTotal 7.0 Series is a web-based system that is designed to be open, flexible and scalable and easily configured to adapt to unique customer needs.

We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 40% of the Fortune 50 and over 35% of the Global 50 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

Industry Background

We participate in established market categories defined as “Human Capital Management” and “eLearning” by leading industry research firms such as Gartner, Forrester Research, International Data Corporation, and many others. The roots of eLearning and Human Capital Management can be traced to the early days of the Web with the introduction of Internet-based training (“IBT”) tools. These tools provide the ability to convert classroom-based training materials to the Web, facilitating learner convenience and cost savings associated with elimination of travel to training locations, employee time off work, and reproduction of training materials. The IBT phase was followed with the addition of learning management systems (“LMS”) that provide further cost savings and efficiencies through online registration, and centralized management and tracking of disparate learning resources, activities (both online and classroom-based) and student populations. The addition of performance management applications and blended delivery channels that span instructor-led training, self-paced Web training, and virtual classrooms have extended the effectiveness of learning. Each stage of market evolution has delivered progressive levels of customer value. We deliver solutions that span each of these areas, and are leading the industry into a new phase of business performance management with industry-specific solutions and analytic applications. Analytic applications will enable organizations to integrate data captured in learning systems with data captured in Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) and other systems in order to correlate the impact of training with business goals.

Segment Financial Information

Management categorizes revenue in two separate categories related to the different components of our business:

•

License revenue includes software licenses and royalty fees related to our SumTotal Enterprise Suite 7.0 and ToolBook product lines. License revenue contributed 41%, 31% and 40% of our total revenue from continuing operations in 2004, 2003 and 2002, respectively.

•

Service and maintenance revenue includes maintenance, support, training, hosting, our hosted Application Service Provider (“ASP”) offering and professional services related to our SumTotal Enterprise Suite 7.0. Services revenue contributed 59%, 69% and 60% of our total revenue from continuing operations in 2004, 2003 and 2002, respectively.

We track direct costs of providing the products and services in these two segments and the gross margin for each of these segments. We do not separately track indirect costs by segment and do not report profit or loss on a segment basis. We do not allocate total assets by segment.

Click2learn historically reported revenues and costs separately for each of three segments: Platforms, Tools, and Content Services. Docent had historically reported its revenue and costs for two segments, licenses and services. SumTotal Systems is reporting our revenues and costs by licenses and services.

We license software to our end user customers on a perpetual or time based usage, with maintenance, training, and services priced separately.

Revenue by international region is based on the direct billing location of the customer and is as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$39,286	71%	$25,815	88%	$25,771	85%
Europe	12,327	22%	2,347	8%	3,780	12%
Other Americas	1,159	2%	656	2%	673	2%
Asia/Pacific	2,432	5%	669	2%	253	1%

Total	$55,204	100%	$29,487	100%	$30,477	100%

Products and Services

We offer the following products and services:

SumTotal 7.0 Series

The SumTotal 7.0 Series, the Company’s new product which was launched at the end of fiscal year 2004, works within business processes to align individuals with organization goals, prescribe learning plans and training, track certification and compliance related activities, and correlate training to business results. The suite of eight software applications unifies collaborative content development, comprehensive learning management, knowledge management, performance management, real-time collaboration, and analytics in an integrated system designed to be open, flexible, modular, and scalable. The hallmark of the suite is that it promises more flexible, rapid, strategic delivery and management of learning activities; unprecedented options for measuring learning impact on revenues, expenses, cycle time and other business results; and unique interoperability and integration capabilities that dramatically reduce the cost of ownership. The SumTotal suite is truly a global platform, available in multiple languages including U.S. and United Kingdom English, French, German, Italian, Spanish, Portuguese, Chinese and Japanese.

Each product in the SumTotal 7.0 Series is designed to offer comprehensive support for industry standards such as Sharable Courseware Object Reference Model (“SCORM”) and Aviation Industry CBT Committee (“AICC”) and to work together with other standards-compliant enterprise learning products. The suite can be integrated with other enterprise applications such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. We offer the suite as a behind-the-firewall solution for implementation on our customers’ information systems or hosted at our data center. The suite can be licensed on a perpetual or term basis.

SumTotal 7.0 Series includes the following eight applications, which are generally licensed based on the number of individual named users:

•

TotalLMS. TotalLMS is an enterprise-wide, globally scalable application for managing learners, content, and resources. Organizations can centrally prescribe personalized training to individuals, while segmenting functionality and data based on organizational structures such as location, department, or customer. TotalLMS provides unparalleled levels of functionality and support for any blend of delivery environment: self-paced Web, live interactive Web, instructor-led courses, on-the-job training, seminars, mentoring and written documentation.

•

TotalLCMS. TotalLCMS is a 100% web-based application for web-based training and simulations. TotalLCMS provides increased productivity by enabling centralized management and reuse of all learning content. Designed for team-based authoring, TotalLCMS enables a concurrent development environment for instructional designers, subject matter experts, project managers and reviewers to collaboratively work together on high quality courses - keeping users engaged and proficient.

•

TotalVCS. TotalVCS enables live and “on-demand” communication, collaboration and learning over the Web for the delivery of real-time online training. TotalVCS allows organizations to capture and categorize virtual classroom sessions, which can then be used to create new learning materials. TotalVCS eliminates the time and expense of travel, bringing geographically dispersed users together anytime, anywhere.

•

TotalDashboard. TotalDashboard is an end-to-end analytics solution that provides executives and training professionals with up-to-the-moment, actionable business insight. TotalDashboard provides users with interactive, role-based dashboards that correlate training activities with performance data from CRM, Human Resources, ERP, or legacy systems.

•

TotalPerformance. TotalPerformance enables organizations to establish and communicate critical corporate goals, measure performance, and ensure that individuals and groups at all levels of the organization are aligned and working together to attain their most important business objectives. In addition, to relieve the stress of writing performance reviews, TotalPerformance streamlines the task to ensure high quality reviews that are scheduled and completed in a timely manner. TotalPerformance allows organizations to link performance and career development plans with learning strategies.

•

TotalCollaboration. TotalCollaboration provides an easy way for employees to get information from company experts, and an easy way for organizations to capture the knowledge transfer for future reference. TotalCollaboration enables employees to get immediate answers from company experts via threaded discussions and instant messaging, enhancing an organization’s productivity and knowledge base of tacit information.

•

TotalInformation. TotalInformation allows organizations to extend the learning experience beyond formal courseware to include informal content and information. By allowing employees to quickly search, browse and access informal content such as documents, job-aids, and video, in addition to learning activities, users have access to all relevant learning information for their job role.

•

TotalAccess. TotalAccess enables users to access their learning offline through one-click downloads to their laptop. When re-connected, complete results are uploaded to the server. Using the same browser interface, courses appear as they do when connected to the server. Designed for organizations with dispersed employee populations, traveling sales forces, or limited connectivity, TotalAccess provides a comprehensive online learning environment without a connection to the network.

ToolBook Products

In addition to SumTotal 7.0 Series, we offer our ToolBook Instructor and ToolBook Assistant enterprise learning content creation products targeted at small teams or individual authors that do not require the collaborative capabilities and learning object functionality of TotalLCMS. These products enable our customers to create their own media-rich interactive learning content for deployment on the Aspen platform, other standards-compliant learning management systems or CD-ROM. ToolBook Instructor is a multimedia development system for creating sophisticated applications and simulations that is targeted at professional software developers. ToolBook Instructor has been incorporated into the SumTotal platform for use with TotalLCMS as the SumTotal Simulation Editor. ToolBook Assistant is designed to be an easy-to-use authoring product that automates much of the process of developing learning applications and is targeted at learning professionals or content experts. Both products are licensed on a per copy basis.

Services

We complement our SumTotal product offerings with a range of services to enable our customers to implement, evaluate and maintain their enterprise learning solutions. Our offerings include:

•

Professional Services. Our comprehensive range of professional services includes needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration, and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts.

•

Technical Support. We provide global customer support before, during, and after installation of our software products. Assistance in the use of our software is available from technical support engineers by e-mail, telephone, or through our self-service KnowledgeBase. Support is provided on an annual contract basis, which includes all software updates (upon request), bug fixes, additional documentation, or patches released during the contract period. SumTotal Technical Support provides domestic and international phone and email support to our registered users during normal business hours and on an extended coverage basis.

•

Hosting. We offer comprehensive hosting services that allow extended enterprises to successfully deploy SumTotal applications with minimal IT infrastructure and resources. Through our dedicated application hosting services, our customers receive worldwide access to SumTotal learning applications.

•	Training. We offer a range of customer and partner training programs that are available online as well as in an instructor-led format at SumTotal facilities and at our customer sites.

•

ResultsOnDemand. We offer an on-demand ASP service for those organizations that do not have the lead-time or budget for a full learning management system implementation, but do have pressing business requirements. With ResultsOnDemand, customers receive enterprise-class LMS features and capabilities, including their own branded interface, management of online, instructor led, and blended learning, detailed training records and reporting, content tracking capabilities, automated notifications, learning evaluations, and configurable role-specific security models.

•	Content. SumTotal Systems also offers a range of third party content from our content partners that address industry-specific and solution area needs.

Technology, Research & Development

Our solutions are designed on a standards-based, open and scalable architecture, are Web-based and are accessible by users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across the globe. The architecture has been designed to allow for content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet appliances. This allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. Furthermore, the user profiles, assessment results, detailed course statistics and other types of user activity data are tracked in a central database in order to analyze usage and participant behavior patterns.

Our research and development expenses are funded by our revenue, as well as by the proceeds of our equity financings. All of our research and development expenditures are expensed as incurred. These expenses were $11.6 million, $6.0 million and $8.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and represented 21%, 20% and 27% of total revenue from continuing operations in those periods. Our efforts and expenditures in research and development are devoted to enhancing the functionality of our existing products, comprising SumTotal Enterprise Suite 7.0, which are currently being shipped.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code that we have developed ourselves. Server applications are based on standard Web server technology and are implemented in Java, ASP, C#, or C++ with both native and standards-based connectivity to both the Web server and the database. Key features of our technology include:

•

Single unified data model. Our solutions are built around a single, unified data model. The complete learning experience of a user, from initial skill gap analysis and learning plan development, through registration and content delivery, to post-assessment, certification and measurement of results, is tracked in relational databases that share information in an integrated, comprehensive and data-centric learning environment.

•

Scalable platform. Our solutions are designed as a series of separable application servers, allowing individual hardware platforms to be sized to the specific needs of a customer. We are able to add multiple application servers in one or more geographic locations to provide the capacity to handle large numbers of participants, organizations, courses and types of content or to improve the overall response time of the system.

•

Multiple Simultaneous Cultures. Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the SumTotal application. This includes such features as the support for multiple simultaneous languages (both single- and double-byte) from a single application server as well as the support of multiple currencies in a single system.

•

Ease of implementation. Our solutions have been designed to be easily tailored to an organization’s business environment. Our advanced use of Web services, and delivery of a Web services Software Development Kit (“SDK”), allows organizations to easily integrate our solutions within their existing environments. A standard system can be quickly and easily deployed using automated installation scripts.

•

Standards-based open architecture. We provide direct and standards-based connections to industry standard databases and Web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is one of the few certified as compliant with the AICC AGR-010 Internet-based course management interface standard. We are also in conformance with the U.S. Department of Defense (“DOD”) Advanced Distance Learning (“ADL”) initiative’s SCORM version 1.2 specifications and the IMS metadata tagging version 1.0 specification.

•

Remote and wireless operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid Web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our TotalAccess application allows users to download content for use while disconnected from the Internet, or an intranet, and to synchronize results upon reconnection. Our technology platform also allows us to deliver solutions through non-traditional devices such as wireless modem-equipped Palm or other wireless Personal Digital Assistant (“PDA”) devices and browser-equipped cellular telephones.

Customers

We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 40% of the Fortune 50 and over 35% of the Global 50 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

One customer accounted for 18% and 14% of our total consolidated revenue from continuing operations in 2003 and 2002, respectively. No customer accounted for greater than 10% of our total consolidated revenue in 2004.

Backlog

As of December 31, 2004 and 2003, we had firm backlog orders of approximately $35.7 million and $11.4 million, respectively. Backlog consists primarily of support contracts for our license platforms and the ToolBook products, hosting contracts, implementation services work contracted but not performed and the unperformed portion of subscription licenses. We expect most of the current backlog will be completed during the current fiscal year, but any changes to overall backlog will depend on the number of new orders for implementations, subscription licenses and product support agreements in place during the year.

Sales and Marketing

We sell our solutions primarily through direct sales operations in North America, Europe, and Japan. In North America, our direct sales force is divided by geographic region in order to provide a higher level of service and understanding of our customer’s specific business requirements. Our direct sales channels are augmented with systems integrator reseller partners in these regions as well as parts of the world where we do not have a direct sales presence. We have established reseller relationships in a number of geographic regions, including Latin America, the Middle East, South Africa and the Pacific Rim.

We also have inside sales representatives focused on selling the ToolBook authoring products. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support.

We conduct a variety of marketing programs to promote our enterprise learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows, direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our enterprise learning solutions. As the largest provider of learning and performance technologies, we often participate as an exhibitor and speaker at numerous training and enterprise learning trade shows and we maintain an area on our Web site where potential customers can obtain information about enterprise learning and our solutions.

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas and that is certified by SumTotal Systems to be compatible with the SumTotal 7.0 Series. Our content certification program provides development licenses and a third party testing environment to ensure interoperability.

System Integrators and Business Outsource Providers

Our system integration partners resell software and/or services as part of their value-added solution. We have alliances with large global system integrators and consulting firms in North America, Europe, and Asia Pacific. We also have formed alliances with several business outsource providers that include our learning solution as part of a complete Human Resource Management System (“HRMS”) outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, performance management, content management, and synchronous Web collaboration technologies that extend the value of the SumTotal solution.

Competition

SumTotal Systems competes primarily in the e-Learning suites market that refers to providers of collections, or suites, of software products that are customizable to provide tailored solutions for business learning and performance management. SumTotal Systems also competes in a subsector of this market called learning management systems, which refers to the systems that help businesses manage and track training programs, content and users. The market for our products and services is highly competitive and subject to rapid change. Leading market research firms such as Gartner, Forrester Research, and International Data Corporation each track dozens of vendors, and are all predicting vendor consolidation over the next several years.

It has been estimated that the market for learning management systems was approximately $380 million in 2004. We believe that SumTotal Systems holds approximately 15% market share based on its 2004 revenue of $55.2 million.

We encounter competition from a variety of sources that can be classified as follows:

•	niche learning management system vendors who focus exclusively on learning management platforms, such as Plateau;

•

eLearning suite vendors who provide learning management systems and other learning and performance offerings such as synchronous Web collaboration products, learning content management systems and performance management applications, including Pathlore and Saba;

•	enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and content development products. These competitors include Oracle, SAP and IBM;

•	customer in-house development programs; and

•	eLearning application service providers who provide subscription-based Internet learning applications and content.

We believe that competitive differentiation is influenced by the following factors:

•	size and success of installed base customers;

•	customer service and satisfaction;

•	breadth of product line capabilities;

•	strength of product features and functionality;

•	vendor financial viability and reputation;

•	interoperability with a diverse range of third party content and technologies;

•	system scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables;

•	total cost of ownership;

•	ability to integrate with other enterprise applications commonly deployed in global 2000 and government customers;

•	support for prevailing technology standards and Web architectures;

•	professional services capabilities;

•	pricing; and

•	geographic coverage and channels.

We believe our solutions compete favorably with respect to all of these factors.

Our ToolBook products face competition from other Web authoring products. Because there are relatively low barriers to entry in this market, new competitors may enter this market in the future.

Intellectual Property Rights

Our success and ability to compete effectively is dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual restrictions to protect the proprietary aspects of our technology. However, these legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S. Much of our development work is performed in India, where the legal protection of proprietary technology is not as developed as in the United States, and, thus, to the extent we learn of violations of the law or breaches of contractual obligations, our remedies are more limited than in the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. Our means of protecting our intellectual property rights, both here and abroad, may not be adequate to protect us from the infringement or misappropriation of our intellectual property rights by others.

International Operations

In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by establishing additional reseller relationships to expand the geographic reach of our enterprise learning solutions. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

In November 2002, we established an office in Hyderabad, India to increase our research and development and implementation services capacity at a lower cost than would be possible by adding this capacity in the U.S. We rely on this office to enable us to complete customer implementation projects and new releases of SumTotal license software on time and within our established budgets. As of December 31, 2004, we had 165 employees in this office, up from 116 on December 31, 2003. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of our software in a timely manner, which could cause our business to suffer.

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

Employees

As of December 31, 2004, we had 447 employees. Of these employees, 84 were engaged in sales and marketing, 140 in research and development, 160 in professional services and 63 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, sales and senior management personnel.

None of our employees are represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Through May 2005, we leased approximately 38,000 square feet of office space for our headquarters located in Mountain View, California, of which we used 27,000 square feet. In November 2004, we signed a new lease for our current Mountain View, California headquarters location. The lease is for approximately 22,000 square feet of office space with a lease term expiring in February 2010. In May 2005, we moved into our new Mountain View, California facility.

We also lease approximately 39,000 square feet of office space for our engineering and sales headquarters is in Bellevue, Washington, of which we use approximately 36,000 square feet. We sublease the remainder. In addition, we lease approximately 25,000 square feet of office space in Hyderabad, India and have signed a memorandum of understanding to lease new premises of up to 44,000 square feet in Hyderabad when the term of the current lease expires. We also lease offices in Rochester, New York; Heidelberg, Germany; Sydney, Australia; Tokyo, Japan; Paris, France; and London, United Kingdom.

On July 13, 2005, SumTotal Systems entered into a five year lease for new office premises for its U.K. operations. SumTotal Systems plans to move into the new location during September 2005, and at that point, will exit its current location. The remaining lease obligation on the vacated premises on June 30, 2005 was $446,000.

As part of our restructuring programs, a facility currently previously under lease in Mountain View, California was closed. This lease expired in May 2005. We also restructured the leases for our Bellevue, Washington office, as well as our office in Framingham, Massachusetts. These leases expire in December 2008 and January 2006, respectively. We believe that our current and proposed facilities are, and will be, suitable for their respective uses and adequate for our current and prospective needs.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, is not reasonably likely to have a material adverse effect on our business, operating results and financial condition, except as described below.

Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook, CBT Tool Book, and Multimedia ToolBook products infringe a patent owned by him. We received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. Plaintiff sought an injunction and unspecified monetary damages. In September 2004, after the Court issued its Markman ruling, the Court stayed this matter pending the initial en banc decision of the Court of Appeals for the Federal Circuit in Edward H. Phillips v. AWH Corporation et al. On January 31, 2005, a confidential settlement was agreed to by Grant and SumTotal Systems, and on March 2, 2005 the case was dismissed, with prejudice. The settlement agreement did not have a material impact on our financial position or overall results of operations.

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and in February 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IPLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ. The action is pending before the Northern District of California and concerned the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain Docent and Click2learn software products infringe eight IpLearn patents that relate to online learning. IpLearn is seeking injunctive relief and unspecified monetary damages. The case is still in the discovery phase. A Markman hearing is currently scheduled for November 2005.

IP Innovation, LLC, v. Thomson Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the U.S. District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of Hypertext Markup Language (“HTML”) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. In August 2004, IP Innovation filed a notice of appeal of the summary judgment award. In August 2004, Docent filed a claim for attorneys fees, which was denied in October 2004. IP Innovation filed its Opening Brief in connection with its appeal of the Summary Judgment award in January 2005. Docent filed its opposition brief, along with an appeal of the attorneys fees order, in April 2005. No decision on either appeal has been rendered.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the NASDAQ National Market System under the symbol “SUMT.” The table below provides the quarterly high and low closing prices, as reported by NASDAQ, for the last two fiscal years, adjusted to reflect the effect of the stock splits. Fiscal quarters in 2003 are Click2learn prices that have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004.

	Fiscal 2004 Per Share		Fiscal 2003 Per Share
	High	Low	High	Low
First Quarter	$8.44	$6.21	$4.86	$2.26
Second Quarter	$7.92	$5.81	$6.74	$3.39
Third Quarter	$6.55	$4.50	$7.56	$4.71
Fourth Quarter	$5.71	$5.04	$8.63	$5.18

As of July 21, 2005, there were approximately 156 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

We did not pay any dividends in fiscal 2004, 2003 or 2002 and we do not currently anticipate paying cash dividends to our stockholders in the foreseeable future. We currently anticipate that we will retain all of future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our respective businesses.

ITEM 6. SELECTED FINANCIAL DATA

All selected financial data has been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004.

Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 2 “Summary of Significant Accounting Policies”, and in particular, “Reclassifications” in the Notes to the Consolidated Financial Statements for further explanation.

Historical results of operations are not necessarily indicative of future results. Refer to the “Factors that May Affect Future Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the discussion of factors that may impact future results.

	Year Ended December 31,
	2004 (1)	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$22,376	$9,134	$12,107	$15,508	$11,845
Service and maintenance	32,828	20,353	18,370	15,701	13,650

Total revenue	55,204	29,487	30,477	31,209	25,495

Cost of revenue:
License and amortization of intangibles	6,410	1,766	1,002	953	877
Service and maintenance	17,269	9,939	8,569	7,125	6,735

Total cost of revenue	23,679	11,705	9,571	8,078	7,612

Gross margin	31,525	17,782	20,906	23,131	17,883

Operating expenses:
Research and development	11,558	6,024	8,153	8,752	9,535
Sales and marketing	22,489	12,123	16,595	18,536	20,530
General and administrative	10,775	5,530	5,997	6,457	6,623
Amortization of goodwill	—	—	—	433	—
Restructuring charge	1,137	—	485	—	—
In-process research and development	1,326	—	—	—	—

Total operating expenses	47,285	23,677	31,230	34,178	36,688

Loss from operations	(15,760)	(5,895)	(10,324)	(11,047)	(18,805)
Other income (expense), net	(206)	(236)	(190)	(200)	475

Loss before provision for income taxes	(15,966)	(6,131)	(10,514)	(11,247)	(18,330)

Provision for income taxes	66	29	—	—	—

Net loss from continuing operations	(16,032)	(6,160)	(10,514)	(11,247)	(18,330)
Net income (loss) from discontinued operations	—	—	(7,600)	(8,334)	1,544

Net loss	$(16,032)	$(6,160)	$(18,114)	$(19,581)	$(16,786)

Amounts per share, basic and diluted:
Net loss from continuing operations	$(0.87)	$(0.67)	$(1.35)	$(1.79)	$(3.39)
Net income (loss) from discontinued operations	—	—	(0.98)	(1.32)	0.29

Net loss	$(0.87)	$(0.67)	$(2.33)	$(3.11)	$(3.10)

Weighted average common shares outstanding, basic and diluted	18,367	9,237	7,776	6,296	5,406

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$34,718	$12,862	$3,586	$9,553	$15,321
Working capital	27,517	9,847	2,900	20,877	21,801
Total assets	95,792	32,665	25,473	39,354	44,880
Long-term obligations	—	—	—	417	4
Stockholders’ equity	68,279	18,496	12,226	29,560	35,053

(1)	On March 18, 2004, the Company acquired Docent, Inc. for aggregate consideration of $67 million. The results of Docent’s operations are included with the Company’s from the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. by Click2learn, Inc. We are a leading developer and provider of enterprise learning solutions for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of learning and knowledge content. Our products combine collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 40% of the Fortune 50 and over 35% of the Global 50 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

2004 was a significant year for the Company. In 2003, while operating as Click2learn, Inc, our revenue was $29.5 million and we ended the year with 308 employees. The acquisition of Docent, Inc., a company similar in size to us, had the impact of adding to our business a company with $30.2 million in revenue in 2003 and 149 employees at the end of 2003. We also moved our Corporate Headquarters to Mountain View, California, the former Docent headquarters and restructured the Board and senior management team to include a number of former Docent board members and officers.

Shortly after the acquisition, we implemented a restructuring plan that reduced headcount in the first and second quarters by thirty-seven employees, as well as not replacing a number of employees who left the Company voluntarily, and closed or reduced our usage of a number of facilities. These actions were intended to bring our cost structure in line with our revenue.

During the year, our revenue increased quarter-by-quarter from $7.1 million in the first quarter, much of which was before the Docent acquisition, to $14.1 million in the second quarter, $15.3 million in the third quarter and $18.7 million in the fourth quarter that coincided with the release of our new product SumTotal 7.0.

Our net loss improved in line with the revenue growth, particularly in the second and third quarters as the benefits of the restructuring program were realized. The net loss was $7.8 million in the first quarter, $4.1 million in the second quarter, $2.2 million in the third quarter and $1.9 million in the fourth quarter.

From a cash flow perspective, the benefits of the acquisition are even more apparent. The cash flow is not impacted by the various non-cash charges relating to purchase accounting, including: stock based compensation, amortization of intangible assets acquired and in-process research and development (“IPR&D”) expense. As a result, on a net loss of $16.0 million, we generated $0.1 million in cash from operating activities. We acquired $25.4 million in cash and equivalents as part of the acquisition, used $4.0 million to pay off our line of credit, invested $8.6 million, net, in short-term investments and including other financing and investing activities, we ended the year with a net increase in cash and cash equivalents of $12.8 million.

At the end of the year, the Company had $25.5 million in cash and cash equivalents and $9.1 million in short term investments. These balances, together with the cash generated from operations, are expected to be sufficient to finance operations for at least the next twelve months.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”) and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets;

•	restructuring; and

•	allowance for deferred tax assets.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter. We follow detailed revenue recognition guidelines, which are discussed in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. We recognize revenue in accordance with accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of revenue recognition.

Many of our software contracts include consulting implementation services. Consulting revenues from these contracts are accounted for separately from the perpetual license revenues because the consulting arrangements qualify as “service transactions” as defined in American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not-to-exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowance for Sales Returns and Doubtful Accounts

We must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2004.

Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or on an interim basis if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values.

Restructuring Charge

In the first and second quarters of fiscal 2004, we recorded significant accruals in connection with our restructuring programs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These accruals include estimates pertaining to the ability to sublease facilities in Mountain View, California, Framingham, Massachusetts and Bellevue, Washington. These estimates are reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in our accrual for vacated facilities at December 31, 2004. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that are more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made.

Sources of Revenue

We generate revenue from the license of our products and performance of services to enterprises, systems integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, including referral sales by our system integrators to enterprise customers, and to a lesser extent, through resellers of our products and services.

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses. Our perpetual licensees pay a one-time, initial fee based on the number of users and may enter into separate annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to us the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

In conjunction with the licensing of our software, we offer implementation and training services. To date, most of our customer revenue has been generated by perpetual software licenses, and maintenance and consulting services.

We generate revenue from our reseller partners who purchase our products and maintenance services and resell them to our reseller partners’ customers. To date, resellers have typically sold perpetual licenses of our software and annual maintenance agreements. They usually provide additional professional services themselves, but may also resell some of our professional services. Generally, they receive a discount from our license list prices.

Costs and Expenses

Our cost of license revenue includes the amortization of developed and core technology from the Docent acquisition, the cost of third party software and content we resell. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

Research and development, sales and marketing, and general and administrative expense categories include direct costs, such as salaries, employee benefits, travel and entertainment, and allocated communication, information technology, rent and depreciation expenses. Sales and marketing expenses also include sales commissions and expenditures related to public relations, advertising, trade shows and marketing campaigns. General and administrative expenses also include legal and financial services fees.

Stock-based compensation consists of amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options. This amount is included as a component of stockholders’ equity on our balance sheet and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2004, had an accumulated deficit of $252.2 million.

Results of Operations

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the financial statements and management’s discussion and analysis present results from continuing operations with revenue and expenses related to our custom content development business for 2003 and prior years presented as loss from discontinued operations. Refer to “Loss from Discontinued Operations” for additional information regarding the discontinuance of the custom content development business and the amount of revenue and costs that have been reclassified to loss from discontinued operations.

The following table presents our results of continuing operations as a percentage of total revenue for the periods indicated:

	2004	2003	2002
Revenue:
License	40.5%	31.0%	39.7%
Service and maintenance	59.5	69.0	60.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
License and amortization of intangibles	11.6	6.0	3.3
Service and maintenance	31.3	33.7	28.1

Total cost of revenue	42.9	39.7	31.4

Gross margin	57.1	60.3	68.6

Operating expenses:
Research and development	20.9	20.4	26.8
Sales and marketing	40.7	41.1	54.4
General and administrative	19.5	18.8	19.7
Restructuring charge	2.1	—	1.6
In-process research and development	2.4	—	—

Total operating expenses	85.6	80.3	102.5

Loss from operations	(28.5)	(20.0)	(33.9)
Other expense, net	(0.4)	(0.8)	(0.6)

Loss before income taxes	(28.9)	(20.8)	(34.5)
Provision for income taxes	(0.1)	(0.1)	—

Net loss from continuing operations	(29.0)	(20.9)	(34.5)
Net loss from discontinued operations	—	—	(24.9)

Net loss	(29.0)%	(20.9)%	(59.4)%

Years Ended December 31, 2004, 2003 and 2002

Revenue

Total revenue increased $25.7 million, or 87%, to $55.2 million in 2004, from $29.5 million in 2003. Approximately $24.4 million of the additional revenue in 2004 was from sales of the Docent software platform and approximately $1.3 million was from additional sales of the Click2learn software platform. Total revenue in 2003 decreased $1.0 million, or 3%, from $30.5 million in 2002.

For the year ended December 31, 2004, revenue from foreign sales increased $12.2 million, or 330%, to $15.9 million, as compared to $3.7 million for the year ended December 31, 2003, and accounted for approximately 29% of total revenue. The increase in international revenue is due to a greater international presence resulting from the acquisition of Docent and our success in winning a number of large contracts in 2004, particularly in Europe, where revenue increased $10.0 million, or 435%, from $2.3 million in 2003 to $12.3 million in 2004.

For the year ended December 31, 2003, revenue from our foreign subsidiaries decreased $1.0 million, or 21%, to $3.7 million, as compared to $4.7 million for the year ended December 31, 2002, and accounted for approximately 15% of total revenue. The decrease was due to many potential clients choosing to wait until the acquisition of Docent was completed and the future technology roadmap of the combined company was disclosed prior to committing to purchases.

No customer accounted for greater than 10% of our total consolidated revenue in 2004. One customer accounted for 18% and 14% of our total consolidated revenue from continuing operations in 2003 and 2002, respectively.

We experience quarterly seasonality in the licensing of our products and delivery of our services. Typically, revenues at Docent, Click2learn and SumTotal Systems have been lower in our first fiscal quarter than in the immediately preceding fourth fiscal quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization’s first fiscal quarter than in its fourth fiscal quarter. We anticipate that this seasonality will continue. Please refer to “Factors That May Affect Future Results of Operations - Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment” for a further discussion of other factors which may influence seasonality in our operating results.

License revenue. For the year ended December 31, 2004, license revenue increased $13.3 million, or 146%, to $22.4 million, as compared to $9.1 million for the year ended December 31, 2003. Approximately $10.7 million of the additional license revenue was the result of adding the Docent software platform to our portfolio of products and approximately $2.6 million was the result of increased sales of the Click2learn software platform and the new SumTotal 7.0 Series. Price changes in per license seat prices had approximately a favorable 22% effect on the license revenues for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

For the year ended December 31, 2003, license revenue decreased $3.0 million, or 25%, to $9.1 million, as compared to $12.1 million for the year ended December 31, 2002 due to decreased sales of the Click2learn software platform. Price changes per license seat, in general, had little effect on the license revenues for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The decrease was due to many potential clients choosing to wait until the acquisition of Docent was completed and the future technology roadmap of the combined company was disclosed prior to committing to purchases.

At December 31, 2004, we had $1.8 million in deferred license revenue, consisting of numerous contracts that should become recognizable as revenue throughout fiscal 2005.

Service and maintenance revenue. Service and maintenance revenue for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Maintenance	$11,665	$5,724	$4,000
Hosting	6,044	2,063	1,957
Training	2,296	1,357	1,643
Consulting	12,452	11,209	10,770
Application service provider	371	—	—

	$32,828	$20,353	$18,370

For the year ended December 31, 2004, service and maintenance revenue increased $12.4 million, or 61%, to $32.8 million, as compared to $20.4 million for the year ended December 31, 2003 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased $5.9 million, or 104%, to $11.6 million for the year ended December 31, 2004, from $5.7 million for the year ended December 31, 2003. Approximately $4.3 million was the result of adding the Docent installed customer-base to the Company as well as new contracts signed for the Docent product and $1.6 million of the increase is due to contract renewals from existing Click2learn customers as well new contracts signed for the Click2learn platform. Hosting revenue increased $3.9 million, or 186%, to $6.0 million for the year ended December 31, 2004, from $2.1 million for the year ended December 31, 2003. Approximately $3.3 million and $0.6 million of the hosting revenue increase is due to the addition of the Docent installed customer-base and increases in the Click2learn installed customer-base, respectively. Training revenue increased $0.9 million, or 64%, to $2.3 million for the year ended December 31, 2004, from $1.4 million for the year ended December 31, 2003. Approximately $0.8 million and $0.1 million of the training revenue increase is due to the addition of the Docent installed customer-base and increases in the Click2learn installed customer-base, respectively. Consulting revenue increased $1.3 million, or 12%, to $12.5 million for the year ended December 31, 2004, from $11.2 million for the year ended December 31, 2003. We recorded an additional $4.9 million of consulting revenue due to the addition of the Docent installed customer-base, offset by a $3.6 million decrease in consulting revenue for the Click2learn installed customer-base. In 2003, Click2learn had several large consulting contracts that were not repeated in 2004. Application service provider revenue increased to $0.4 million for the year ended December 31, 2004, from $0 for the year ended December 31, 2003 due entirely to the Docent acquisition.

Price changes in service and maintenance fees had no material effect on the year ended December 31, 2004, as compared to the year ended December 31, 2003.

For the year ended December 31, 2003, service and maintenance revenue increased $2.0 million, or 11%, to $20.4 million, as compared to $18.4 million for the year ended December 31, 2002 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased $1.7 million, or 43%, to $5.7 million for the year ended December 31, 2003, from $4.0 million for the year ended December 31, 2002 due to an increase in the customer installed-base. Hosting revenue increased $0.1 million, or 5%, to $2.1 million for the year ended December 31, 2003, from $2.0 million for the year ended December 31, 2002 due to an increase in the customer installed-base. Training revenue remained relatively flat and decreased $0.2 million, or 13%, to $1.4 million for the year ended December 31, 2003, from $1.6 million for the year ended December 31, 2002. Consulting revenue increased $0.4 million, or 4%, to $11.2 million for the year ended December 31, 2003, from $10.8 million for the year ended December 31, 2002 due to increases in implementation services associated with our new and existing clients installing Aspen or upgrading to new versions.

Price changes in service and maintenance fees had no material effect on the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Costs of Revenue

For the year ended December 31, 2004, total cost of revenue increased $12.0 million, or 103% to $23.7 million, as compared to $11.7 million for the year ended December 31, 2003. This was a result of the increase in the amortization of intangible assets, the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent, costs associated with hosting the Docent customer installed-base and additional third party consulting and license costs associated with Docent product implementations in Europe.

Cost of license. Cost of license revenue increased $1.0 million, or 167%, to $1.6 million in 2004, from $0.6 million in 2003. The increase was primarily attributable to the cost of third party products sold, in particular, $1.2 million associated with a license revenue deal booked in the fourth quarter of fiscal 2004. Cost of license revenue was consistent at $0.6 million and $0.5 million in 2003 and 2002, respectively.

Gross margin for license remained consistent at 93%, 94% and 96% for 2004, 2003 and 2002, respectively.

Cost of service and maintenance. For the year ended December 31, 2004, total cost of service and maintenance revenue increased $7.4 million, or 75%, to $17.3 million in 2004, from $9.9 million in 2003. The increase is primarily due to the addition of an average of thirty-six Docent service and maintenance personnel following the merger with Docent on March 18, 2004. For the year ended December 31, 2004, costs relating to service maintenance personnel increased $5.7 million, or 61%, to $15.0 million, as compared to $9.3 million for the year ended December 31, 2003. In addition, we incurred expenses of $0.8 million associated with providing hosting services for the Docent customer installed-base and $0.8 million for additional implementation third party consulting costs associated with Docent product implementations.

Gross margin for service and maintenance decreased from 51% in the year ended December 31, 2003 to 47% in the year ended December 31, 2004, primarily due to the addition of an average of thirty-six Docent service and maintenance personnel following the merger with Docent on March 18, 2004 and due to approximately $3.4 million of service and maintenance deals in the year ended December 31, 2004 that we could not record as revenue due to merger accounting principles.

For the year ended December 31, 2003, total cost of service and maintenance revenue increased $1.3 million, or 15%, to $9.9 million in 2003, from $8.6 million in 2002 due to additional costs relating to service maintenance personnel.

Gross margin for service and maintenance was consistent at 51% and 53% for 2003 and 2002, respectively.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party service providers.

We expect improvements in gross margin for service and maintenance as more maintenance renewal contracts are signed for the Docent maintenance installed customer-base.

Amortization of intangibles. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, such costs started to be amortized when the product was released on April 1, 2003. We recorded amortization expenses under SFAS No. 86 of $0.9 million, $0.5 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimated future cash flows to be generated by these businesses. We recorded amortization expenses under SFAS No. 142 of $3.9 million, $0.7 million and $0.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004 amortization of intangibles increased $3.6 million, or 300%, to $4.8 million, as compared to $1.2 million for the year ended December 31, 2003. The increase for the year ended December 31, 2004 is due to $0.2 million of additional amortization associated with our Virtual Classroom Server product and $3.4 million of amortization associated with the intangible assets acquired as a result of the merger with Docent and the asset purchase agreements with distributors in Japan and Australia.

For the year ended December 31, 2003 amortization of intangibles increased $0.7 million, or 140%, to $1.2 million, as compared to $0.5 million for the year ended December 31, 2002 due primarily to amortization associated with our Virtual Classroom Server product that was released on April 1, 2003.

Operating Expenses

Research and development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses increased $5.6 million, or 93%, to $11.6 million in 2004, from $6.0 million in 2003. The increase is due to $4.4 million for the addition of an average of thirty-five Docent research and development personnel since March 18, 2004 resulting from the acquisition of Docent and additional external consultants. Consulting expenses increased $1.2 million, or 600%, to $1.4 million in 2004, as compared to $0.2 million in 2003. Additional consultants were needed to support work on upcoming releases of our product platform.

SumTotal Systems continued to increase spending in 2004 on external development consultants and research and development personnel to improve upon existing core products and develop new products, thus continuing to invest in potential future revenue streams. As a result of this investment, the SumTotal 7.0 Series was released in December 2004. This release provided customers with enhanced features, particularly in the areas of blended learning and compliance and better integration of the individual modules.

Research and development expenses in 2003 decreased $2.2 million, or 27%, to $6.0 million in 2003, from $8.2 million in 2002. This decrease was due primarily to a shifting of payroll to India where individual salaries are lower than in the U.S. This allowed us to increase total research and development staff from fifty-three at December 31, 2002 to ninety-six at December 31, 2003, while lowering 2003 salaries and facility costs by $1.5 million as compared to 2002.

Sales and marketing. Sales and marketing expenses consist of sales and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. Sales and marketing expenses increased $10.4 million, or 86%, to $22.5 million in 2004, from $12.1 million in 2003. Expenses relating to sales and marketing personnel for the year ended December 31, 2004 increased $9.5 million, or 89%, to $20.2 million, as compared to $10.7 million for the year ended December 31, 2003. The increase is a primarily a result of $9.5 million for increased sales and marketing personnel due to the addition of an average of twenty-three Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, $0.4 million for additional marketing activity due to the launch of SumTotal Systems and $0.4 million for the loss on disposal or abandonment of property and equipment, consisting of internal use sales management software used by Click2learn in favor of the sales management software used by Docent.

Sales and marketing expenses decreased $4.5 million, or 27%, from $16.6 million in 2002, to $12.1 million in 2003. The decrease was attributable to a shift in staffing mix from higher compensated sales staff to lower compensated support staff as well as lower external marketing expenditures. Sales staff declined from fifty-six in 2002 to forty-nine at the end of 2003. Marketing and support staff increased from twenty-six in 2002 to thirty-eight in 2003 with several of these positions shifted to India. The result was a decline in 2003 compensation, travel and facilities costs of $1.9 million as compared to 2002 levels. External marketing expenses declined approximately $0.6 million in 2003 as compared to 2002 levels. This reduction was planned in order to reduce cash use.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses increased $5.3 million, or 96%, to $10.8 million in 2004, from $5.5 million in 2003. The increase is primarily a result of $2.0 million for the addition of an average of twenty-four Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent. In addition, in fiscal 2004, we incurred $1.2 million associated with post-merger and other legal matters, $0.8 million in expenses for consultants and our auditors associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”), $0.8 million in stock-based compensation, including $0.5 million in stock-based compensation related to the acceleration of stock options to certain employees and $0.5 million in general consulting costs across all general and administrative functions.

General and administrative expenses in 2003 decreased $0.5 million, or 8%, to $5.5 million in 2003, from $6.0 million in 2002. The primary cause of the reduction was $0.5 million of lower compensation and decreased facility related expenses.

Restructuring charge. The acquisition of Docent by Click2learn in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

$800,000 of the Docent purchase price has been allocated to accrue future rental costs for building in Mountain View, California that was exited in September 2002.

During the first quarter of fiscal 2004, we recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility costs represent the fair value of the lease liabilities relating to the closure of a facility in Framingham, Massachusetts which includes sublease income.

During the second quarter of fiscal 2004, we recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 million in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility costs represent the fair value of the lease liabilities relating to the partial closure of a facility in Bellevue, Washington which includes sublease income.

The following table depicts the 2004 restructuring activity (in thousands):

	Balance at December 31, 2003	Purchase Price Allocations	Additions	Cash Expenditures	Balance at December 31, 2004
Vacated facilities	$—	$800	$327	$(621)	$506
Employee severance	—	—	810	(810)	—

	$—	$800	$1,137	$(1,431)	$506

Accrued amounts for vacated facilities will be paid over the lease term of the Mountain View, California, Bellevue, Washington and Framingham, Massachusetts facilities, which end in May 2005, December 2008 and January 2006, respectively.

In-process research and development. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expenses.

We assigned $1.3 million to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use and wrote off these assets in the Docent acquisition in accordance with FASB Interpretation Number (“FIN”) No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core/developed technology contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

Stock-based compensation. The intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, has been applied to account for SumTotal Systems’ fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our first fiscal quarter of 2006.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net loss within our footnotes as is our current practice found in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the previous ninety days. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ outstanding unvested options, 446,000 of which are held by Section 16 Officers, will become exercisable upon SumTotal Systems’ compliance with NASDAQ and SEC rules.

The purpose of the acceleration is to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on SumTotal Systems’ consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective to SumTotal Systems beginning in the first quarter of fiscal year 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles because there was not a modification of the option grants. SumTotal Systems also believes that because the options to be accelerated have exercise prices in excess of the current market value of the SumTotal Systems’ common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

The following table displays the impact to our net loss and as if we were to change our accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(16,032)	$(6,160)	$(18,114)
Add: Stock-based employee compensation expenses included in reported net loss	1,425	—	5
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(7,190)	$(3,836)	$(5,460)

Pro forma net loss	$(21,797)	$(9,996)	$(23,569)

Weighted average common shares outstanding, basic and diluted	18,367	9,237	7,776

Net loss per share, basic and diluted:
As reported	$(0.87)	$(0.67)	$(2.33)
Pro forma	$(1.19)	$(1.08)	$(3.03)

The weighted average fair value of options granted was $7.42, $4.83 and $3.23 for the years ended December 31, 2004, 2003 and 2002, respectively. We calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the years ended December 31, 2004, 2003 and 2002, respectively:

	Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	1.10–1.20	0.99	1.24	0.59-0.79	0.99	1.24
Risk free interest rates	1.48%–3.86%	3.30%	2.80%	1.01%-1.77%	3.30%	2.80%
Expected lives of options	1 - 5 years	5 years	5 years	6 months	1.25 years	1.25 years

In 2004, we recorded $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan (“ESPP”), per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, $867,000 in stock-based compensation expense relating to common stock options issued to former Docent employees and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Interest expense. Interest expense decreased $60,000, or 33%, to $121,000 in 2004, from $181,000 in 2003. Interest expense in 2003 increased $119,000, or 192%, from $62,000 in 2002. The decrease in 2004 was attributable to our paying off equipment leases and loans in 2003 and terminating our line of credit with Silicon Valley Bank in March 2004. The increase in 2003 was attributable to higher equipment lease and equipment loan balances versus 2002.

Other expense, net. Other expense, net, increased to $247,000 in 2004, from $0 in 2003 and 2002. The increase in 2004 was due primarily to net foreign exchange losses.

Interest income. Interest income increased $286,000, or 636% to $331,000 in 2004, from $45,000 in 2003. In 2003, interest income decreased $27,000, or 38%, from $72,000 in 2002. The increase in 2004 was primarily due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent acquisition of $25.4 million. The decrease in 2003 was due to reduced interest rates.

Equity in losses of an affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our ownership portion of the joint ventures’ net income or loss. For the years ended December 31, 2004, 2003 and 2002, our equity in losses of an affiliate were $169,000, $100,000 and $200,000, respectively. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any future equity related expenses relating to the losses of this company.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2004, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $66,000 for 2004, $29,000 for 2003, and $0 for 2002.

As of December 31, 2004, SumTotal Systems had NOL carry-forwards for U.S. federal tax purposes of approximately $344 million and for state tax purposes of approximately $47 million.

Approximately $152 million of the federal NOL carry-forwards were acquired in business combinations. If these NOL carry-forwards become recoverable in the future, they will first be used to reduce to zero any goodwill associated with the business combinations prior to being used to reduce any income tax expense.

Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2005, if not utilized. We estimate that approximately $214 million of the NOLs will not be utilizable because of Internal Revenue Code Section 382 limitations.

Realization of our deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2004 has been established to reflect these uncertainties. Refer to the Notes to the Consolidated Financial Statements, Note 16 “Income Taxes.”

Loss from discontinued operations. In the first quarter of 2002, we sold certain assets of our custom content development business, including equipment and a customer list, to NIIT. These assets were sold pursuant to an Asset Purchase Agreement for $1.0 million, resulting in a gain of $927,000 based on the book value of those assets. As a part of the transaction, NIIT acted as a subcontractor to complete work in process and will be our primary strategic partner for custom content development services. In this regard, we will refer custom content development work to NIIT, which will contract directly with customers to complete the work.

The sale to NIIT did not include any assets related to our contract to provide custom content development services for the WANG. At the time of the sale to NIIT, we intended to continue to provide these services to the WANG. However, the WANG contract differed from our typical custom content development contract in the following important ways:

•	the contract did not provide for invoicing upon achievement of defined tasks over the term of the contract; rather invoicing was subject to acceptance of each completed curriculum;

•	the content was simpler to develop, but each curriculum was much longer (generally in excess of one hundred hours, rather than the more typical thirty to fifty hours); and

•	we did not contract with the WANG directly, but rather through a subcontract to a government contractor.

This contract structure required us to fully fund the development through completion of the longer curriculum with no interim progress payments and further delayed payment once invoiced since payments were made by the WANG to the contractor, which then paid us within 15 days of receiving payment. Because of the demands this contract placed on our working capital, we negotiated with the WANG to allow us to terminate the contract and transition the work to the prime contractor. As a part of these negotiations, we agreed to forfeit our rights to approximately $4.5 million of work performed in return for allowing the early contract termination. Upon termination of the WANG contract, we had ceased all operations in connection with our custom content development business and began presenting the results of that business as discontinued operations.

Results related to our custom content development business for the current year and all prior periods have been reclassified as loss from discontinued operations. For the year ended December 31, 2002, we reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a combined loss from discontinued operations of $7.6 million. We had no costs from discontinued operations in 2004 or 2003. The bulk of 2002 expenses reflect the termination costs for personnel, facilities and the WANG contract during the first and third quarters of 2002.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity was $25.5 million of cash and cash equivalents and $9.1 million in short-term investments, up from $12.7 million in cash and cash equivalents on December 31, 2003. The change in cash is due primarily to the cash acquired in the acquisition, net of payments, of $25.4 million from the acquisition of Docent.

Net cash provided by operating activities was $0.1 million for the year ended December 31, 2004. The cash provided during the period was due to a $6.9 million increase in deferred revenue from additional bookings during the period, a $1.1 million decrease in other long-term assets and non-cash activities consisting of $4.8 million for the amortization of intangible assets, a $1.3 million write-off of IPR&D that had not yet reached technological feasibility and had no alternative future use, $1.4 million for stock-based compensation, $1.9 million for depreciation and amortization of property and equipment, $0.5 million for a loss on the disposal of property and equipment, $0.2 million for equity in losses from affiliate, $0.7 million increase for provision for sales returns and doubtful accounts, $0.1 million increase in accounts payable and $0.1 million for amortization of discount on debt, offset by a net loss of $16.0 million, a $2.4 million increase in accounts receivable, a $0.2 million decrease in accrued liabilities and a $0.3 million decrease in the restructuring accrual.

At December 31, 2003, our principal source of liquidity was $12.7 million of cash and $10.4 million of accounts receivable, up from $3.6 million and $10.8 million, respectively on December 31, 2002. Cash increased primarily as a result of our completing a private placement of common stock and warrants with net proceeds of $11.9 million in June of 2003 offset by uses of cash of $3.5 million.

Cash used in operating activities in 2003 was $1.5 million. A net loss of $6.2 million was partially offset by amortization of intangibles of $1.7 million, depreciation and amortization of $0.8 million and recovery of bad debts of $0.7 million. Other operating assets and liabilities also generated $1.2 million in cash flow primarily as result of a $1.0 million increase in deferred revenue.

Cash provided by investing activities was $15.1 million for the year ended December 31, 2004 due primarily to the $25.4 million of cash acquired, net of payments, associated with the Docent acquisition and $3.0 million in sales of short-term investments, offset by $11.7 million in purchases of short-term investments, $1.3 million in purchases of equipment and $0.5 million in cash used for asset purchase agreements with distributors in Japan and Australia.

Net cash used in investing activities was $2.1 million and $3.0 million in 2003 and 2002, respectively. Net cash used in investing activities in 2003 was primarily the result of expenditures of $1.2 million in prepaid expenses associated with our acquisition of Docent, capital expenditures of approximately $0.7 million associated with purchases of computers and software and $0.2 million in purchases of restricted certificates of deposit for office building lease deposits. Net cash used in investing activities in 2002 was primarily the result of capital expenditures and a purchase of technology for $2.7 million, offset by $1.0 million provided by the sale of certain assets used in our custom content development business to NIIT (USA).

Net cash used in financing activities was $2.7 million for the year ended December 31, 2004 due to $3.6 million in net repayments on the working capital line at Silicon Valley Bank and the repayment of a $0.4 million note payable resulting from our acquisition of Click2learn Japan KK, offset by $1.2 million in proceeds from the issuance of common stock, common stock warrants and exercises of common stock options. In March 2004, we cancelled our $10.0 million working capital line of credit at Silicon Valley Bank. We paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation and incurred a charge of $67,000 associated with warrants related to the line of credit.

Net cash provided by financing activities was $12.6 million in 2003 due primarily to a private placement to accredited investors in 2003 in which we sold 2,378,453 shares of our common stock and issued investors warrants for the purchase of an additional 832,445 shares of common stock at an exercise price of $5.96 per share for an aggregate purchase price of approximately $12.8 million, net cash from borrowings of $0.3 million, amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”). Net cash provided by financing activities was $2.3 million in 2002 due primarily to net borrowings against the Silicon Valley Bank credit facility of $1.7 million in 2002, amounts received from exercise of employee stock options and purchases under our ESPP.

At December 31, 2004, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	Thereafter
Operating leases	$6,133	$1,817	$1,425	$1,359	$1,130	$346	$56
Accrued restructured facility lease payments	506	405	40	33	28	—	—

	$6,639	$2,222	$1,465	$1,392	$1,158	$346	$56

We have entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods expiring through 2010. In addition, we are under contract to fulfill our obligation for facility leases for offices that were subleased to third party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued within the restructuring accrual balance.

Further information on restructuring facility payments can be found in Note 10 “Restructuring” in the Notes to the Consolidated Financial Statements. Further information on operating leases and software resale and distribution commitment can be found in Note 11 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

In addition to the contractual commitments listed above we had a liability for deferred revenue of $15.1 million at December 31, 2004, up from $5.4 million at December 31, 2003. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue. Approximately 57% of deferred revenue in 2004 resulted from contracts to deliver support and maintenance for our software products. These contracts typically have terms of twelve months, therefore we recognize the revenue ratably over their life. When the contracts expire, we contact the client and request renewal, starting the deferred revenue cycle again.

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

Related Party Transaction

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our cumulative potential dilution for the years ended December 31, 2004, 2003 and 2002 was 3.1%, 3.8% and 8.0%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving SumTotal Systems, divided by the total outstanding shares at the beginning of the year. Many of these options, which have ten-year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At December 31, 2004, 69% of our outstanding stock options had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. The Chief Executive Officer approves all individual stock option grants to non-executive officers.

Options granted from fiscal year 2001 through fiscal 2004 are summarized as follows (share amounts in thousands):

Options outstanding at December 31, 2001	1,807
Acquisition of Docent options	2,812
Options granted	3,831
Options exercised	(357)
Cancellations	(2,117)

Options outstanding at December 31, 2004	5,976

Average annual options granted, net of cancellations	571
Weighted average shares outstanding for the three years ended December 31, 2004	11,793
Shares outstanding at December 31, 2004	20,665
Options outstanding as a percent of shares outstanding at December 31, 2004	28.9%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2004, 2003 and 2002	4.8%

Generally, we grant stock options to our new employees when hired and our existing employees on an annual basis. During the year ended December 31, 2004, we made grants of options to purchase approximately 2.8 million shares of our stock, which resulted in a net grant of options for 1.6 million shares after deducting 1.2 million shares for cancelled options. The net options granted in 2004 after forfeitures represented 8% of our total outstanding shares of approximately 20.7 million as of December 31, 2004.

Adoption of Accounting Standards

In December 2003, the FASB issued FIN No. 46-revised 2003 (“46R”), Consolidation of Variable Interest Entities. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. SumTotal Systems is required to apply FIN No. 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R was applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. SumTotal Systems has no interests in VIEs, therefore the changes noted in FIN No. 46R did not have a material effect on SumTotal Systems’ financial position and results of operations.

In June 2004, the FASB issued EITF No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. There was no material impact on our consolidated financial position, results of operations or cash flows as a result of the adoption of EITF No. 02-14.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. There have been no significant exchanges of nonmonetary assets in 2004, therefore there was no material impact on SumTotal Systems’ consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 153.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes made in fiscal years beginning after December 15, 2005, however the adoption of SFAS No. 154 is not expected to have a material affect on SumTotal Systems’ results of operations and financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”), which introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We will not be able to claim this tax benefit until the fourth quarter of fiscal 2005. The adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. We have not completed our evaluation of the effects of the repatriation provision and expect to complete the evaluation during the second half of 2005. The adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-01 to investments in securities that are impaired. SumTotal Systems is currently evaluating the potential impact of the adoption of EITF No. 03-01 on its results of operations, cash flows and financial condition.

Factors That May Affect Future Results of Operations

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statement.

We were delinquent in filing our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2005 and received notification from NASDAQ that our securities may be delisted if NASDAQ determines we are not fully compliant with all of its listing requirements, which delisting could materially and adversely affect the liquidity and trading price of our common stock.

On March 8, 2005 we announced that we had determined that we were unable to render an assessment on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and as of that date we decided to expand the scope of our internal control review, improve our existing documentation and conduct additional testing. On March 17, 2005, we filed a Form 12(b)25 stating that we would not be able to file our Form 10-K for the year ended December 31, 2004. On April 5, 2005, we received notice from NASDAQ stating that we were not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14), and thus our securities were subject to delisting because we had not yet filed our Report on Form 10-K for our fiscal year ended December 31, 2004. We appealed this determination, and requested a hearing with a NASDAQ panel, the outcome of which was an extension to August 1, 2005 to file our Annual Report on Form 10-K for fiscal year 2005 and our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2005. If NASDAQ determines that, after filing this Form 10-K and Form 10-Q for the first quarter of fiscal year 2005, we are not in compliance with all requirements for continued listing on NASDAQ, then our securities may be delisted from NASDAQ. If our securities are delisted from NASDAQ, the liquidity and trading price of our common stock would be materially and adversely affected.

We have a history of losses, we expect future losses on a GAAP basis and we may never achieve GAAP profitability.

We have not yet achieved profitability and may not do so. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We expect to derive substantially all of our revenue from the licensing of our new business performance and learning technology software family of products, the SumTotal 7.0 Series, as well as our legacy products, Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System (“Legacy Products”) (SumTotal 7.0 Series and Legacy Products are hereinafter collectively called, “SumTotal Systems Suite”), and related services, including without limitation, maintenance, services and hosting. We do not expect these product offerings to be sufficient to achieve GAAP profitability. Commencing at the end of the fourth quarter 2004 and beginning the first quarter 2005, we have begun our transition from our Legacy Products to the SumTotal 7.0 Series, and services related to these offerings. If we fail to generate adequate revenues from the SumTotal Systems Suite and related services, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first fiscal quarter of 2006, we will be required to charge the expense related to all stock options to the statements of operations in accordance with SFAS No. 123R, Share Based Payments, which was issued by FASB in December 2004 which will have the impact of increasing our reported GAAP losses. As a result of all of the foregoing, we expect to incur losses on a GAAP basis for the foreseeable future, and may not, despite our forecast, achieve profitability on an operational basis. Failure to meet or exceed our forecasts or industry analysts’ projections could cause the price of our common stock to decline.

Our products in general, and our newly released product and its updates, the SumTotal 7.0 Series, contain defects, bugs and errors, known and unknown (collectively, “Defects”) and, if the Defects are material and we cannot fix such material Defects in a timely fashion, we may need to halt further sales or shipments of our products, delay introduction of new products, and/or experience warranty claims.

Our product offerings, both current and future, like all software programs generally, are complex and often contain unknown and undetected errors or performance problems despite internal and third party testing. New product offerings contain new features and functionality which result in a greater likelihood of Defects. Many serious Defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempted to discover and resolve all Defects in our new product line that we believed would be considered serious by our customers before shipment to them, SumTotal 7.0 Series is not error-free and some customers have notified us that they consider some of the Defects in the SumTotal 7.0 Series to be serious. Nonetheless, we have to date, been able to address, or are addressing, such concerns through professional services or maintenance, although we cannot assure you that we will always be able to do so. The Defects, some of which were unknown to us, some that may yet to be discovered, and others that may manifest themselves in future releases of our product, could cause performance problems and result in material adverse financial consequences, including without limitation, delay in recognizing, declining or lost revenues, delay in customer acceptance, warranty claims, refund requests, or litigation claims for breach of contract or other claims.

We offer warranties for product and services to our customers. Although we have not experienced any material warranty claims and our historical return experiences have not been significant, past experience may not be indicative of increased future claims and returns. In addition, although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions, or by federal, state, local or foreign laws or regulations, requiring us to incur significant expense or pay substantial damages. Any of the above consequences could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

We may fail to successfully deploy SumTotal 7.0 Series on a timely basis, and we may suffer unexpected problems and delays in upgrades from our Legacy Products to SumTotal 7.0 Series, including delays caused by lack of resources in our professional services group.

SumTotal 7.0 Series, our new product, has required, and will continue to require, the expenditure of significant resources from all areas of our Company. In order to successfully market and sell the product, we must ensure broad-based cooperation and coordination from multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. Our professional services group is new at deploying SumTotal 7.0 Series, and, although we believe we have made deployment timeframe estimations accurately, including estimates for upgrading our existing customer base from our Legacy Products to SumTotal 7.0 Series, there is no assurance that our operations group will be able to deploy SumTotal 7.0 Series in accordance with our estimates. These failures may cause us to delay recognizing revenue and customers to delay or cancel purchasing decisions, thereby causing a decline in the price of our common stock.

Any acquisition we make could disrupt our business and harm our financial condition if we are not able to successfully integrate acquired businesses and technologies or if expected benefits of the combination do not materialize.

We have made, and may continue to make, acquisitions and investments in order to enhance our business. These type of transactions, if consummated, may potentially dilute our existing stockholders’ percentage ownership or decrease our cash balance. In addition, some of our results may be negatively impacted due to certain purchase accounting rules that will result in a write-down of deferred revenue and other purchase accounting adjustments. Additionally, we may need to restructure our business in order to achieve anticipated synergies. These actions may result in restructuring charges, and, in addition, may cause uncertainty amongst our employees, which may result in the departure of certain key employees. Further, the failure to effectively manage the acquisition and integration of an acquired company could potentially disrupt our business and harm our financial results.

Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and procedures and human resources practices could adversely impact the success of any business combination. As a result of these activities, we may lose opportunities and employees, which could disrupt our business and harm our financial results.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment.

We have experienced substantial fluctuations in operating results, on a quarterly and annual basis and expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7.0 Series and the Legacy Products;

•	the mix of revenue from products and services;

•	the ability to meet client project milestones;

•	the market acceptance of our products and services, especially SumTotal 7.0 Series and related services;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act;

•	the timing of revenue and expense recognition;

•	the overall movement toward industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	how well we execute on our strategy and operating plans.

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

•

compliance with Sarbanes-Oxley and, in particular, Section 404, including without limitation, the cost of identifying and remedying significant deficiencies and material weaknesses in our internal controls;

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $4.45 per share on July 22, 2005, providing us a total market capitalization of approximately $93.1 million. The carrying value of our goodwill and intangible assets on December 31, 2004 was $27.7 million and $9.5 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

We may be unable to successfully manage the product transition to SumTotal 7.0 Series and/or subsequent releases.

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement SumTotal 7.0 Series. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of Defects and increased support requirements due to the complexity of the new product. If we fail to successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy, is getting longer, and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue, and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions. In addition, although we must expend and allocate resources prior to completing a sales transaction, we may never generate any revenue from these activities.

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

Our management, including, without limitation, our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints. Further, the benefits of such controls were considered relative to their costs, and the Company, based on its size, has had to make decisions not to establish and implement certain controls and procedures we may otherwise have established, because of the cost. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to recognize revenue we thought we could; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely result in a decline in the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are burdensome and uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we have in connection with 2004, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. During this process, if we are unable to effectively remediate our material weaknesses, or if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

Section 404 compliance is relatively new, and we were not able to comply with the requirements of Section 404 for fiscal year 2004 on a timely basis. We have numerous material weaknesses, and have extensive remediation plans and requirements, not all of which have been developed, or, if developed, implemented. There is no assurance that our remediation plans, both those developed, as well as those yet to be developed, will effectively address the material weaknesses, or that such changes in our control procedures will not create other material weaknesses. If our management is unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports, and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, and this would have an adverse effect on the price of our common stock.

Recently enacted and proposed changes in securities laws and regulations have increased, and are likely to continue to increase, our expenses.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased, and will continue to increase, our expenses as we devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures, and it imposes comprehensive reporting and disclosure requirements; sets stricter independence and financial expertise standards for audit committee members; and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In particular, we have incurred, and will continue to incur, additional administrative expense as we implement Sarbanes-Oxley Section 404, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, the NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

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

In the future we may acquire or make investments in other businesses, products or technologies. Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt. Such acquisitions or investments may result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities. Acquisitions and mergers of high-technology companies are inherently risky, and no assurance can be given that future acquisitions, if any, will be successful and will not materially adversely affect our business, operating results or operating condition.

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

We have a limited operating history on which to evaluate our current business and future prospects. The lack of any operating history with the SumTotal 7.0 Series makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.

Implementation of SFAS No. 123R, Share-Based Payment in the first fiscal quarter of 2006 will negatively impact our operating results.

We are currently required to record stock-based compensation charges only if the employee’s stock option exercise price is less than the deemed fair value of our common stock at the grant or measurement date, and in such event, we would record a charge only for the difference between the grant price and the deemed fair value. However, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our ESPP. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the first fiscal quarter of 2006.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under the ESPP rather than disclose the impact on our consolidated net loss within the footnotes as is our current practice found in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

On May 31, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to our employees, including our Section 16 officers, under each of our equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflects an approximate 10% premium over the average closing price of our common stock over the ninety-day period prior to its determination. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of our outstanding unvested options, 446,000 of which are held by Section 16 Officers, will become exercisable upon our compliance with NASDAQ and SEC rules.

The purpose of the acceleration is to enable us to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on our consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective to us beginning in the first quarter of fiscal year 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles because there was not a modification of the option grants. We also believe that because the options to be accelerated have exercise prices in excess of the current market value of the our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. However, as a result of the acceleration, we will lose the retention value of the unvested options, and as a result, certain key employees may leave.

We face intense competition from other business performance and learning management software providers including Saba Software, Inc., Plateau Systems Ltd., International Business Machines Corporation and Pathlore Software Corporation, as well as other enterprise software vendors such as SAP AG, Oracle Corporation and Siebel Systems, Inc., and we may be unable to compete successfully.

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

Our principal competitors are Saba Software, Inc., Plateau Systems Ltd., International Business Machines Corporation, Pathlore Software Corporation, SAP AG, Oracle Corporation and Siebel Systems, Inc.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in the software market for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation may lead to fewer customers, with the effect that loss of major customers could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

A substantial amount of our engineering activities are based in Hyderabad, India and are subject to contingencies and delays that aren’t typically experienced with stateside engineering efforts, and our Indian office, along with our Washington office, must be well integrated.

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

Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including:

•	diversion of management attention;

•	difficulties and costs of recruiting and retaining qualified engineers and other personnel in our foreign offices;

•	different learning styles and cultures;

•	intense and increasing competition from other technology companies with regard to hiring and retaining qualified personnel;

•	increasing growth and development of the technology market in India generally, and in Hyderabad specifically; increasing competition and costs of hiring and retaining qualified personnel;

•	numerous and potentially conflicting regulatory requirements;

•	export controls, import tariffs and other barriers to trade;

•	changes in laws or governmental policies;

•	reduced protection of intellectual property rights;

•	regional political and economic instability; and

•	fluctuations in currency exchange rates.

If our Indian or other overseas operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to fix Defects in our SumTotal 7.0 Series, our ability to develop new versions of our SumTotal 7.0 Series, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers.

In addition, we plan to have our engineering efforts based primarily out of two offices – Bellevue, Washington and Hyderabad, India. If we fail to successfully staff either of these offices, or fail to ensure that these two offices work together, then we may experience delays in fixing Defects in SumTotal 7.0 Series or in developing and releasing future versions of our product. In such event, our business and financial results may be adversely impacted and could result in a decline in the price of our common stock.

We are facing significant resource constraints in our professional services group.

The revenue from our professional services group is growing, and is becoming an increasing percentage of our total revenue. For instance, in fiscal year 2004, professional services consulting revenue was approximately 23% of our overall revenue. At times, the demand for our professional services exceeds our available resources. Even if we are successful in recruiting additional professional services personnel, which we cannot guarantee we will be, it will take time for the new personnel to become familiar with our products and to integrate into our Company. As such, we may not be able to meet customer demands, thereby causing potential delays in, or adverse decisions in, purchasing decisions or upgrade challenges, causing customer dissatisfaction and potential warranty or breach of contract claims. Each of these may result in a decline in revenue and/or stock price.

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

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third party Internet service providers to host our SumTotal Systems Suite for customers who desire to have these solutions hosted. We also rely on third party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers, may subject us to customer liability, or may tarnish our reputation, thereby causing a decrease in our revenue and an accompanying decline in the price of our common stock.

We face risks encountered in rapidly evolving markets and may be unsuccessful in addressing these risks.

We face risks frequently encountered in rapidly evolving markets. Specific risks we face relate to the demand for and market acceptance of our business performance and learning technology solutions including the risk that our new product suite, the SumTotal 7.0 Series, just recently introduced to the market, will fail to achieve market acceptance. We may fail to adequately address these risks, and therefore our business may suffer. To address these risks, we must:

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

Conducting business outside of the U.S. is subject to certain risks, including:

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

Our lack of product diversification, and our reliance on the SumTotal Systems Suite, means that any decline in price or demand for our products and services would seriously harm our business.

Our SumTotal Systems Suite and our new product, SumTotal 7.0 Series and successor products and related services are expected to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal Systems Suite and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in the decline of our common stock.

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

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base, particularly our direct sales force and technical and global services staff, to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force and technical and sales support staff. Although we believe that we currently are investing sufficient resources in our direct sales force and our technical and global services staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in retaining and in recruiting and training sufficient direct sales, technical and global services personnel. We may not be able to expand our direct sales force and technical support staff as necessary to support our operations and maintain or increase our market share.

We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.

The failure or inability to meet a customer’s unique expectations or requirements for our products or in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure. Although generally we attempt to contractually limit our liability for damages arising from Defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability. Our insurance may not be sufficient to cover these claims or may not even cover these claims. In addition, some of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not complete fixed-price engagements within budget, on time and to clients’ satisfaction, we bear the risk of cost overruns.

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

Terrorism and the declaration of war by the U.S. against terrorism and other possible U.S. military actions may adversely affect our business.

The terrorist attacks that took place in the U.S. on September 11, 2001, the potential for future terrorist attacks in the U.S., the declaration of war by the U.S. against terrorism, the terrorist attack in the U.K. on July 7, 2005, the military actions in Afghanistan and Iraq and other existing and possible U.S. military actions have created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the U.S. In addition, such adverse political events may have an adverse impact on economic conditions in the U.S. Unfavorable economic conditions in the U.S. may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the business performance and learning management market.

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

Our intellectual property is subject to, and may be subject to, additional legal challenges or unauthorized use or claims of infringement, any of which could diminish the value of our products and services or deter customers from purchasing our products.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. These legal protections afford only limited protection for our technology. We hold only two issued patents underlying the products developed by Docent prior to the merger of Docent and Click2learn, and do not hold patents for any of the technology underlying Click2learn’s legacy Aspen product offering, nor any patents for SumTotal 7.0 Series. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

Both Docent and Click2learn have been the subject of patent infringement cases. In May 2002, IpLearn, LLC filed suit against Docent and several other major developers of online learning software, alleging five patent infringement claims related to online learning and seeks unspecified damages. In December 2002, IP Innovation filed suit against Docent and seven other defendants, alleging infringement of a patent covering the use of HTML (hypertext markup language) in graphics software used in a computer system and seeks unspecified damages. In July 2004, Docent won its summary judgment motion for non-infringement, though IP Innovation has appealed that decision. In February 2004, IpLearn, LLC filed suit against Click2learn alleging that its legacy Aspen product line infringes eight patents held by IpLearn. The IpLearn suits against Docent and Click2learn have been consolidated into one suit against SumTotal Systems. In each of these cases, plaintiff seeks unspecified monetary damages and injunctive relief. After investigating and analyzing the claims, we believe that each of the cases is without merit, and we are defending, and plan to continue to defend, against each of them vigorously.

Nonetheless, patent infringement claims are expensive to defend and divert management attention from operating our business. In addition, even though we may prevail initially in any particular case, as we experienced in the IP Innovation case, such matter may be subject to appeal by plaintiff and may subject us to time-consuming and costly delays in final resolution of a particular case. In the event it is in fact determined that Docent or Click2learn were, or we are, infringing the patents that are the subject of any of these claims or other third party patents, we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

In addition, from time-to-time, we have received, and may in the future receive, notice of claims of infringement of other parties’ proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all.

Our products include third party technology, the loss of which could materially harm our business. Errors in this third party software or our inability to continue to license this software in the future could increase our costs and decrease our revenue.

We use some licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our business performance and learning management solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

We may become subject to government regulation and legal uncertainties that could result in liability or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, such as export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as taxation, user privacy, content, right to access personal data, copyrights, distribution and characteristics and quality of services.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the years ended December 31, 2004, 2003 and 2002, international revenue from our foreign subsidiaries accounted for approximately 29%, 12% and 15%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2004 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

We have not entered into any forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event that our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2004 (in thousands, except per share data):

	Fiscal 2004, Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenue	$7,104	$14,085	$15,287	$18,728
Gross margin	3,692	7,636	8,998	11,199
Loss from operations	(7,270)	(4,030)	(2,371)	(2,089)
Net loss	(7,816)	(4,102)	(2,218)	(1,896)
Net loss per share, basic and diluted	(0.66)	(0.20)	(0.11)	(0.09)

	Fiscal 2003, Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenue	$8,000	$8,129	$7,513	$5,845
Gross margin	5,085	5,150	4,632	2,915
Loss from operations	(773)	(748)	(1,328)	(3,046)
Net loss	(855)	(826)	(1,369)	(3,110)
Net loss per share, basic and diluted	(0.11)	(0.10)	(0.13)	(0.30)

Per share amounts have been adjusted to reflect stock splits. Net loss per share, basic and diluted amounts have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

We have audited the accompanying consolidated balance sheets of SumTotal Systems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SumTotal Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 1, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

            /s/ KPMG, LLP

Mountain View, California

August 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that SumTotal Systems, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Inadequate company-level controls. The Company did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically,

•

The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the Company’s management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•

The Company had inadequately trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•

The Company had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•

The Company had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•	The general controls over the Company’s IT environment were not adequately documented or monitored. In addition, access controls and segregation of duties between key IT functions were inadequate;

•

The Company had inadequate access and change controls over end-user computing spreadsheets. Specifically, the Company’s controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial reporting process were either not designed appropriately, or did not operate as designed; and

•	There was inadequate communication from management to employees regarding the general importance of controls and employees’ duties and control responsibilities.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2. Inadequate segregation of duties. The Company had inadequate procedures and controls to ensure proper segregation of duties within its purchasing, disbursements and payroll processes and accounting systems. As a result, misappropriation of assets could occur and not be detected in a timely manner. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3. Inadequate financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying the Company’s financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4. Inadequate reviews of account reconciliations, analyses and journal entries. The Company had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in misclassification errors between accounts receivable and deferred revenue; current and non-current deferred revenue; and other errors in the financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

5. Inadequate controls over purchases, payroll and disbursements. The Company had inadequate controls over purchases, payroll and the disbursement of funds as well as the recording of accruals for purchases and expenses. Specifically,

•	Wire transfers and transfers between investment accounts were made with inadequate approvals;

•	The Company did not have a policy requiring authorized purchase orders;

•	Invoices were paid with inadequate approvals;

•	The review of employee expense reports was inadequate;

•	The Company did not have sufficient management review of commission payments; and

•	Period-end cut-off procedures in the procurement cycle were inadequate.

These weaknesses increase the likelihood that unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

6. Inadequate controls over revenue. The Company’s review procedures over accounting for revenue were not functioning effectively. Specifically,

•	Review procedures over the application of the Company’s revenue recognition policies for software license and service arrangements were inadequate;

•	Review procedures over the accounting for service projects, such as the review of documentation supporting project milestone delivery or professional service hours rendered were inadequate;

•	Review procedures relating to customer invoices and the application of cash receipts and credit memos to accounts receivable were inadequate; and

•	Review procedures relating to shipping documentation for the accuracy of revenue cut-off were inadequate.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

7. Inadequate controls over accounting for investments. The Company did not have effective policies and procedures regarding the review of investments managed by a third party. This deficiency resulted in a material misclassification error between cash equivalents and short-term investments and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SumTotal Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated August 1, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that SumTotal Systems, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SumTotal Systems, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

            /s/ KPMG LLP

Mountain View, California

August 1, 2005

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$25,508	$12,709
Restricted cash	82	153
Short-term investments	9,128	—
Accounts receivable, net of allowance for sales returns and doubtful accounts of $729 and $566 in 2004 and 2003, respectively	18,531	10,359
Prepaid expenses and other current assets	1,781	795

Total current assets	55,030	24,016

Property and equipment, net	2,472	1,508
Goodwill	27,659	2,877
Intangible assets, net	9,491	2,560
Other assets	1,140	1,704

Total assets	$95,792	$32,665

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$3,521
Accounts payable	3,334	1,786
Accrued compensation and benefits	5,148	2,612
Other accrued liabilities	3,403	889
Restructuring accrual	506	—
Deferred revenue	14,749	5,361

Total current liabilities	27,140	14,169

Deferred revenue, non-current	373	—

Total liabilities	27,513	14,169

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,665,467 and 10,458,175 shares issued and outstanding in 2004 and 2003, respectively	21	10
Additional paid-in capital	321,620	255,115
Deferred stock-based compensation	(1,012)	—
Accumulated other comprehensive loss	(150)	(461)
Accumulated deficit	(252,200)	(236,168)

Total stockholders’ equity	68,279	18,496

Total liabilities and stockholders’ equity	$95,792	$32,665

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
License	$22,376	$9,134	$12,107
Service and maintenance	32,828	20,353	18,370

Total revenue	55,204	29,487	30,477

Cost of revenue:
License	1,616	590	535
Service and maintenance	17,269	9,939	8,569
Amortization of intangible assets	4,794	1,176	467

Total cost of revenue	23,679	11,705	9,571

Gross margin	31,525	17,782	20,906

Operating expenses:
Research and development	11,558	6,024	8,153
Sales and marketing	22,489	12,123	16,595
General and administrative	10,775	5,530	5,997
Restructuring charge	1,137	—	485
In-process research and development	1,326	—	—

Total operating expenses	47,285	23,677	31,230

Loss from operations	(15,760)	(5,895)	(10,324)

Interest expense	(121)	(181)	(62)
Interest income	331	45	72
Other expense, net	(247)	—	—
Equity in losses of an affiliate	(169)	(100)	(200)

Loss before provision for income taxes	(15,966)	(6,131)	(10,514)
Provision for income taxes	66	29	—

Net loss from continuing operations	(16,032)	(6,160)	(10,514)
Net loss from discontinued operations	—	—	(7,600)

Net loss	$(16,032)	$(6,160)	$(18,114)

Amounts per share, basic and diluted:
Net loss from continuing operations	(0.87)	(0.67)	(1.35)
Net loss from discontinued operations	—	—	(0.98)

Net loss	$(0.87)	$(0.67)	$(2.33)

Weighted average common shares outstanding, basic and diluted	18,367	9,237	7,776

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2001	7,684,358	$8	$242,003	$(5)	$(552)	$(211,894)	$—	$29,560
Stock options exercised	14,715	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	5	—	—	—	5
Issuance of common stock warrants	—	—	178	—	—	—	—	178
Common stock sold pursuant to the employee stock purchase plan	143,443	—	533	—	—	—	—	533
Comprehensive loss:
Net loss	—	—	—	—	—	(18,114)	(18,114)	(18,114)
Translation adjustments	—	—	—	—	(30)	—	(30)	(30)

Total comprehensive loss							$(18,144)

Balances at December 31, 2002	7,842,516	$8	$242,808	$—	$(582)	$(230,008)	—	$12,226
Stock options exercised	65,668	—	107	—	—	—	—	107
Sale of common stock and warrants, net of offering costs of $843	2,378,453	2	11,926	—	—	—	—	11,928
Exercise of common stock warrants	28,093	—	—	—	—	—	—	—
Common stock sold pursuant to the employee stock purchase plan	143,445	—	274	—	—	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	—	(6,160)	(6,160)	(6,160)
Translation adjustments	—	—	—	—	121	—	121	121

Total comprehensive loss							$(6,039)

Balances at December 31, 2003	10,458,175	$10	$255,115	$—	$(461)	$(236,168)	—	$18,496
Issuance of common stock to acquire Docent	9,748,102	10	55,653	—	—	—	—	55,663
Issuance of common stock options to acquire Docent	—	—	9,252	—	—	—	—	9,252
Stock-based compensation in association with the acceleration of stock options for certain Click2learn officers	—	—	291	—	—	—	—	291
Stock-based compensation in association with the increased share authorization for the employee stock purchase plan	—	—	233	—	—	—	—	233
Deferred stock-based compensation as a result of acquisition of Docent	—	—	—	(2,085)	—	—	—	(2,085)
Acceleration of terminated employee stock options	—	—	—	34	—	—	—	34
Amortization of unearned stock-based compensation	—	—	—	867	—	—	—	867
Stock options exercised	276,327	1	824	—	—	—	—	825
Common stock sold pursuant to the employee stock purchase plan	182,863	—	424	—	—	—	—	424
Reversal of unearned stock-based compensation for terminated employees	—	—	(172)	172	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(16,032)	(16,032)	(16,032)
Unrealized gains on investments	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	309	—	309	309

Total comprehensive loss							$(15,721)

Balances at December 31, 2004	20,665,467	$21	$321,620	$(1,012)	$(150)	$(252,200)		$68,279

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from continuing operating activities:
Net loss from continuing operations	$(16,032)	$(6,160)	$(10,514)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,874	827	1,085
Amortization of intangible assets	4,794	1,681	1,167
Loss on disposal of property and equipment	479	—	270
Provision for sales returns and doubtful accounts	651	744	1,557
Amortization of discount on debt	89	88	5
Stock-based compensation	1,425	—	—
In-process research and development	1,326	—	—
Equity in losses of an affiliate	169	100	200
Changes in assets and liabilities, net of effects of acquisitions	5,338	1,183	4,078

Net cash provided by (used in) operating activities	113	(1,537)	(2,152)

Cash flows from discontinued operating activities:
Net loss from discontinued operations	—	—	(7,600)
Accounts receivable forfeited	—	—	4,475
Gain on sale of assets	—	—	(927)

Net cash used in discontinued operating activities	—	—	(4,052)

Net cash provided by (used in) operating activities	113	(1,537)	(6,204)

Cash flows from continuing investing activities:
Purchases of property and equipment	(1,288)	(728)	(3,011)
Cash acquired in acquisitions, net of cash payments	25,432	(1,156)	—
Cash used in asset purchase agreements, net of cash received	(488)	—	—
Purchases of short-term investments	(11,670)	—	—
Sales of short-term investments	3,045	—	—
Purchases of restricted cash	—	(153)	—
Sales of restricted cash	71	—	—
Other	—	(49)	(10)

Net cash provided by (used in) investing activities	15,102	(2,086)	(3,021)

Cash flows from discontinued investing activities:
Proceeds from sale of assets	—	—	1,000

Net cash provided by discontinued investing activities	—	—	1,000

Net cash provided by (used in) investing activities	15,102	(2,086)	(2,021)

Cash flows from financing activities:
Borrowings on line of credit	2,400	28,727	4,162
Repayments on line of credit	(6,374)	(28,411)	(2,501)
Net proceeds from the issuance of common stock and common stock warrants and exercises of common stock options	1,249	12,309	627

Net cash provided by (used in) financing activities	(2,725)	12,625	2,288

Effect of foreign exchange rate changes on cash	309	121	(30)

Net increase (decrease) in cash and cash equivalents	12,799	9,123	(5,967)
Cash and cash equivalents at beginning of period	12,709	3,586	9,553

Cash and cash equivalents at end of period	$25,508	$12,709	$3,586

Supplemental disclosure of cash flow information
Interest paid	$(121)	$(181)	$(62)

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock warrants	$—	$—	$178

Common stock issued in acquisition of Docent, Inc.	$55,663	$—	$—

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. develops, markets, distributes and supports an integrated suite of enterprise learning software products. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent by Click2learn, Inc. (“Click2learn”). The terms “SumTotal Systems”, “SumTotal” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of SumTotal Systems and its wholly-owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004. Refer to Note 6 of the Notes to the Consolidated Financial Statements, “Acquisitions, Intangible Assets and Goodwill.”

Principles of Consolidation

The accompanying audited consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions had been eliminated in consolidation. Investments in a 20% to 50% owned company, which has consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting. On August 5, 2004, we sold our interests in Click2learn Japan KK to Softbank Media and Marketing and as a result we no longer have any equity related expenses relating to the losses of this company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets and restructuring. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $25,508,000 and $12,709,000 at December 31, 2004 and 2003, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three months or less at the time of acquisition.

Restricted Cash

SumTotal Systems had $82,000 and $153,000 in restricted certificates of deposit for office rental lease deposits at December 31, 2004 and 2003, respectively.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments

Short-term investments of $9,128,000 at December 31, 2004, are stated at historical cost, which, due to the short maturities of the investments, approximates fair value. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three months and one year.

Fair Value of Financial Instruments

The carrying amounts of certain of SumTotal Systems’ financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Risks and Uncertainties

SumTotal Systems is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of SumTotal Systems’ products and services, and reliance on third party software incorporated in SumTotal Systems’ products. SumTotal Systems’ operating results may be materially affected by the foregoing factors.

Concentration of Credit Risk

Financial instruments that potentially subject SumTotal Systems to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. SumTotal Systems’ cash, cash equivalents, restricted cash and short-term investments are deposited with fourteen financial institutions, which, at times, may exceed federally insured limits.

Accounts receivable include amounts due from customers in a wide variety of industries, primarily in the U.S. and Europe. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. At December 31, 2004, SumTotal Systems had accounts receivable due from one customer of 15% of accounts receivable, net of allowance for sales returns and doubtful accounts. At December 31, 2003, SumTotal Systems had one customer that contributed to 11% of accounts receivable, net of allowance for sales returns and doubtful accounts. The respective year-end receivables balances for both customers have been subsequently collected. SumTotal Systems does not have any off-balance sheet credit exposure related to its customers.

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectability is reasonably assured.

For all sales, SumTotal Systems typically uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Enterprise customers have the option of purchasing perpetual licenses, time-based licenses or subscription license bundles (typically one year), that include hosting and maintenance and support. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers. SumTotal Systems’ subscription licenses require license holders to pay a monthly fee, which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee, which is recognized ratably over the initial hosting period.

At the time of each transaction, SumTotal Systems assesses whether the software license fee associated with its revenue is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable.

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

SumTotal Systems also earns revenues from services performed in connection with consulting arrangements. For those contracts that include contract milestones or acceptance criteria, SumTotal Systems recognizes revenue as such milestones are achieved or as such acceptance occurs. In some instances, the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. Revenue recognition is deferred until those requirements are met.

Professional services under fixed price contracts are recognized as services are provided or by using output measures such as milestones. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services from time and materials contracts and training services are recognized as services are performed.

Revenue from non-refundable minimum royalty agreements from distributors or resellers is recognized upon delivery of the product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP No. 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based upon the receipt of royalty reports.

Revenue from time-based licenses, subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. Subscription licenses are a bundled offering that include time-based licenses, hosting and maintenance and support and the related revenue is recognized as service and maintenance revenue on a straight-line basis over the life of the subscription. SumTotal Systems typically bills these contracts in advance and records the billed amounts in deferred revenue.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets acquired in a business combination. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Capitalized Software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, are included in property, plant and equipment.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, SumTotal Systems capitalized certain project costs recorded after technological feasibility was established on the Virtual Classroom Server product, such costs started to be amortized when the product was released on April 1, 2003. SumTotal Systems recorded amortization expenses under SFAS No. 86 of $0.9 million, $0.6 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002, were $0.9 million, $0.6 million and $0.3 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is anti-dilutive, due to SumTotal Systems’ net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss from continuing operations	$(16,032)	$(6,160)	$(10,514)
Net loss from discontinued operations	—	—	(7,600)

Net loss	(16,032)	(6,160)	(18,114)

Weighted average shares used to compute basic and diluted net loss per share	18,367	9,237	7,776

Net loss from continuing operations per share, basic and diluted	$(0.87)	$(0.67)	$(1.35)
Net loss from discontinued operations per share, basic and diluted	—	—	(0.98)

Net loss per share, basic and diluted	(0.87)	(0.67)	(2.33)

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the year ended December 31, 2004 are options to acquire approximately 2,755,131 shares of common stock with a weighted average share price of $10.45 and warrants to acquire approximately 1,642,439 shares of common stock weighted average share price of $8.50 because their effects would be anti-dilutive.

Excluded from the computation of diluted loss per share for the year ended December 31, 2003 are options to acquire approximately 1,932,136 shares of common stock with a weighted average share price of $23.43 and warrants to acquire approximately 2,153,727 shares of common stock with a weighted average share price of $10.66 because their effects would be anti-dilutive.

Foreign Currency Remeasurement and Transactions

The functional currencies of SumTotal Systems’ foreign subsidiaries are the local foreign currencies. All assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date exchange rate. Revenue and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net in the Company’s Consolidated Statements of Operations.

Comprehensive Loss and Accumulated Other Comprehensive Loss

SumTotal Systems’ total comprehensive loss for the years ended December 31, 2004, 2003, and 2002 consisted of net loss, unrealized gains on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $148,000, $461,000, and $582,000 at December 31, 2004, 2003 and 2002, respectively, and an unrealized gain on investments of $2,000 at December 31, 2004.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. SumTotal Systems currently uses the Black-Scholes option pricing model to value options and is currently assessing which model SumTotal Systems may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our ESPP. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for SumTotal Systems’ is the first fiscal quarter of 2006.

Upon adoption, this statement will have a significant impact on SumTotal Systems’ consolidated financial statements as SumTotal Systems will be required to expense the fair value of its stock option grants and stock purchases under the ESPP rather than disclose the impact on the consolidated net loss within the footnotes as is the current practice found in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the footnotes based on changes in the fair value of SumTotal Systems’ common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, SumTotal Systems may choose to use a different valuation model to value the compensation expense associated with employee stock options.

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the ninety-day period prior to the determination. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ outstanding unvested options, 446,000 of which are held by Section 16 Officers, will become exercisable immediately upon SumTotal Systems’ compliance with NASDAQ and SEC rules.

The purpose of the acceleration is to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on SumTotal Systems’ consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective for SumTotal Systems beginning in the first quarter of fiscal year 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles because there was not a modification of the option grants. SumTotal Systems also believes that because the options to be accelerated have exercise prices in excess of the current market value of the SumTotal Systems’ common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the impact to the net loss if SumTotal Systems were to change its accounting policy in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if SumTotal Systems had adopted SFAS No. 123 for all periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(16,032)	$(6,160)	$(18,114)
Add: Stock-based employee compensation expenses included in reported net loss, net of tax	1,425	—	5
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(7,190)	$(3,836)	$(5,460)

Pro forma net loss	$(21,797)	$(9,996)	$(23,569)

Weighted average common shares outstanding, basic and diluted	18,367	9,237	7,776

Net loss per share, basic and diluted:
As reported	$(0.87)	$(0.67)	$(2.33)
Pro forma	$(1.19)	$(1.08)	$(3.03)

The weighted average fair value of options granted was $7.42, $4.83 and $3.23 for the years ended December 31, 2004, 2003 and 2002, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the years ended December 31, 2004, 2003 and 2002, respectively:

	Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	1.10–1.20	0.99	1.24	0.59-0.79	0.99	1.24
Risk free interest rates	1.48%–3.86%	3.30%	2.80%	1.01%-1.77%	3.30%	2.80%
Expected lives of options	1 - 5 years	5 years	5 years	6 months	1.25 years	1.25 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

In 2004, SumTotal Systems recorded $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems ESPP, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, $867,000 in stock-based compensation expense relating to common stock options issued to former Docent employees and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Adoption of Accounting Standards

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities - Revised. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. SumTotal Systems is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R was applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. SumTotal Systems has no interests in VIEs, therefore the changes noted in FIN No. 46R did not have a material effect on SumTotal Systems’ financial position and results of operations.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of EITF No. 03-1-1, which delayed the accounting provisions of EITF No. 03-01, however the disclosure requirements remain effective and were adopted by SumTotal Systems at December 31, 2004. SumTotal Systems is currently evaluating the potential impact of the adoption of EITF No. 03-01 on its results of operations, cash flows and financial condition.

In June 2004, the FASB issued EITF No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. There was no material impact on SumTotal Systems’ consolidated financial position, results of operations or cash flows as a result of the adoption of EITF No. 02-14.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. There have been no significant exchanges of nonmonetary assets in 2004, therefore there was no material impact on SumTotal Systems’ consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 153.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes made in fiscal years beginning after December 15, 2005, however the adoption of SFAS No. 154 is not expected to have a material affect on SumTotal Systems’ consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”), which introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. SumTotal Systems will not be able to claim this tax benefit until the fourth quarter of fiscal 2005. The adoption of these new tax provisions is not expected to have a material impact on SumTotal Systems’ consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. SumTotal Systems has not completed its evaluation of the effects of the repatriation provision and expects to complete the evaluation during the second half of 2005. However, the adoption is not expected to have a material impact on SumTotal Systems’ consolidated financial position, results of operations or cash flows.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-01 to investments in securities that are impaired. SumTotal Systems is currently evaluating the potential impact of the adoption of EITF No. 03-01 on its results of operations, cash flows and financial condition.

Reclassifications

A reclassification of $1.9 million from accounts receivable to deferred revenue at December 31, 2003 was made to conform to SumTotal Systems’ current year presentation.

A reclassification of $636,000 to property and equipment, net from intangible assets at December 31, 2003 was made to conform to SumTotal Systems’ current year presentation.

A reclassification of $318,000 from common stock to additional paid-in capital at December 31, 2003 was made because the par value of common stock changed from $0.01 at December 31, 2003 to $0.001 on March 18, 2004, as a result of the acquisition of Docent.

Reclassifications of $2,206,000, ($387,000) and ($1,819,000) were made to service and maintenance cost of revenue, research and development expenses and sales and marketing expenses in 2003, respectively, in order to conform to SumTotal Systems’ current year presentation.

Certain consolidated statement of stockholders’ equity transactions that pre-date the acquisition of Docent on March 18, 2004, were reclassified in order to reflect the par value of common stock changed from $0.01 at December 31, 2003 to $0.001 on March 18, 2004, as a result of the acquisition of Docent, as well as the exchange of each issued and outstanding share of Click2learn’s and Docent’s common stock for 0.3188 and 0.7327 shares of SumTotal Systems’ common stock, respectively.

Certain insignificant amounts have been reclassified to conform to current period presentation.

NOTE 3: BALANCE SHEET COMPONENTS

Prepaids and Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	December 31,
	2004	2003
Prepaid cost of sales	$205	$—
Prepaid event costs	224	—
Prepaid expenses and other	836	581
Prepaid insurance	194	214
Prepaid rent	322	—

Total other current assets	$1,781	$795

Other Assets

The following table sets forth the components of other assets (in thousands):

	December 31,
	2004	2003
Deposits and other	$901	$548
Prepaid acquisition costs	—	1,156
Prepaid insurance	239	—

Total other assets	$1,140	$1,704

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued Compensation and Benefits

The following table sets forth the components of accrued compensation and benefits (in thousands):

	December 31,
	2004	2003
Accrued commissions	$2,387	$345
Accrued vacation pay	1,808	1,046
Other accrued compensation and benefits	953	1,221

Total accrued compensation and benefits	$5,148	$2,612

NOTE 4: FAIR VALUE OF INVESTMENTS

The fair values of SumTotal Systems’ short-term investments are as follows (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$1,900	$—	$—	$1,900
Commercial paper	4,032	2	—	4,034
Publicly traded common stock	12	—	—	12
Treasury notes	3,182	—	—	3,182

Total marketable securities	$9,126	$2	$—	$9,128

The cost of securities sold is based on the specific identification method. The short-term investments consist principally of taxable, short-term money market instruments with maturities or callable dates between three months and one year.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, typically ranging from between three to five years. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period realized. Depreciation and amortization expense was $1,874,000, $827,000 and $1,085,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In fiscal 2004, SumTotal Systems disposed of approximately $6,655,000 worth of assets and incurred a loss of $479,000 on the disposal. Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Leasehold improvements	$208	$675
Computer equipment and software	7,462	9,989
Furniture and fixtures	803	1,127

	8,473	11,791
Less accumulated depreciation and amortization	(6,001)	(10,283)

Total property and equipment, net	$2,472	$1,508

NOTE 6: ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

On March 18, 2004, Click2learn acquired Docent, a leading provider of integrated applications, services and content solutions proven to directly drive business performance through learning, and formed SumTotal Systems. The reasons for the acquisition included the belief that the combined company will be a strong, viable leader in the business performance and learning management software industry, with increased financial strength and operational efficiencies.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The total purchase consideration consists of the following (in thousands):

Fair value of SumTotal Systems’ common stock issued (1)	$55,663
Acquisition related costs (2)	2,120
SumTotal Systems’ stock options granted (3)	9,252

$67,035

(1)

The fair value of SumTotal Systems’ common stock issued represents 9,748,102 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.

(2)	The acquisition related costs consist of banking, legal and accounting fees, printing costs and other directly related charges.
(3)

SumTotal Systems’ stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million which will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the acquisition. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized stock-based compensation of $291,000 as a result of accelerated vesting to certain employees.

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $24.8 million. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$27,552
Short-term investments	501
Accounts receivable	5,841
Prepaid expenses and other current assets	920
Property and equipment	2,021
Intangible assets	11,257
Other assets	414
In-process research and development	1,326
Goodwill	24,782

74,614

Deferred stock based compensation	2,085

Liabilities acquired:
Accounts payable and accrued liabilities	(6,578)
Restructuring accrual	(800)
Deferred revenue	(2,286)

(9,664)

Total consideration	$67,035

Goodwill of $24.8 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core/developed technology	$5,413	4.00
Customer installed-base relationships	2,605	6.00
Customer hosted relationships	1,014	5.00
Customer contract relationships	2,225	1.00

	$11,257	3.96

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SumTotal Systems assigned $1.3 million to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. SumTotal Systems wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core/developed technology contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

The results of operations of Docent since March 19, 2004 are included in SumTotal Systems’ statement of operations.

The following unaudited pro forma information represents the results of operations for SumTotal Systems and Docent for the year ended December 31, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. The deferred revenue allocation at closing had the effect of reducing the amount of revenue the combined company would recognize in periods subsequent to the acquisition compared to the amount of revenue Docent would have recognized in the same period absent the transaction. Excluded from pro forma revenue is $3.8 million and $4.5 million for the years ended December 31, 2004 and 2003, respectively for Docent. The pro forma net loss excludes amortization of intangible assets of $0.2 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively for Docent. The Docent intangible assets were eliminated at the time of the merger. Net loss for 2003 includes acquired IPR&D of $1.3 million. Amortization of intangible assets related to the acquisition of $2.8 million is included in net loss for 2004 and 2003. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003
Total revenue	$57,149	$55,265

Net loss	$(24,773)	$(20,445)

Net loss per share, basic and diluted	$(1.21)	$(1.08)

Weighted average common shares outstanding, basic and diluted	20,423	18,985

Goodwill and other intangibles are as follows (in thousands):

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(4,033)	$5,619
Customer installed-base relationships	3,054	(516)	2,538
Customer hosted relationships	1,014	(158)	856
Customer contract relationships	2,225	(1,747)	478

	$15,945	$(6,454)	$9,491

The change in the gross carrying amount of goodwill in fiscal 2004 represents the addition of $24.8 million for the Docent acquisition. The changes in gross intangible assets carrying amounts from December 31, 2003 to December 31, 2004 represent the addition of $11.3 million for the Docent acquisition, the addition of $409,000 for the Docent Asia Pacific asset purchase and the addition of $39,000 for the Click2learn Japan KK asset purchase. There was no impairment of goodwill in the years ended December 31, 2004, 2003 or 2002.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expected future amortization expense related to intangible assets is approximately $3,583,000 in 2005, $2,336,000 in 2006, $2,020,000 in 2007, $965,000 in 2008, $494,000 in 2009 and $93,000 in 2010.

NOTE 7: ASSET PURCHASE AGREEMENTS

During the third quarter of fiscal 2004, SumTotal Systems acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Formerly, these distributors were in markets where SumTotal Systems had more than one exclusive distributor resulting from the acquisition of Docent by Click2learn.

On July 12, 2004, SumTotal Systems purchased the remaining 80.1 percent share of Docent Asia Pacific Pty Ltd. of Sydney, Australia that it did not already own. Docent Asia Pacific Pty. Ltd. had been accounted for using the equity method of accounting. On the same date, SumTotal Systems also entered into an agreement with Impart Corporation Pty Ltd., a sub-distributor for Docent Asia Pacific Pty Ltd to continue to represent SumTotal Systems in selected accounts until April 2005 and to settle all outstanding claims. The total consideration for these transactions was $550,000 in cash which was allocated to the assets and liabilities received, including identifiable intangible assets, based on their respective fair values at the acquisition date. The $104,000 attributed to the distributor settlement is included in sales and marketing expense for the year ended December 31, 2004.

The portions of the purchase price allocated to customer contracts, $261,000, and customer relationships, $148,000, are included in intangible assets on the consolidated balance sheet and are being amortized on a straight-line basis over periods of ten months and five years, respectively.

On August 5, 2004, SumTotal Systems purchased the assets and certain scheduled liabilities of Click2learn Japan KK, which was formerly a joint venture of which SumTotal Systems owned 36%, for the commitment to pay a 5% royalty on all revenues earned in Japan over the next six years and a $320,000 non-refundable prepayment of that royalty. If the 5% royalty payments on all revenues earned in Japan over the next six years exceed $320,000, the future royalty expenses will be recorded to cost of revenue in the period they are incurred. SumTotal Systems also agreed to provide Softbank certain licenses and support at no charge over the next ten years.

The portion of the purchase price allocated to customer contracts, $39,000, is included in intangible assets on the consolidated balance sheet and will be amortized on a straight-line basis over a period of ten months.

NOTE 8: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $169,000, $100,000 and $200,000 in the years ended December 31, 2004, 2003 and 2002, respectively, representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan KK in 2004, 2003 or 2002. As part of the asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any further equity related expenses relating to the losses of this company.

NOTE 9: BANK CREDIT FACILITY

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

NOTE 10: RESTRUCTURING

The acquisition of Docent by Click2learn in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

$800,000 of the Docent purchase price has been allocated to accrue future rental costs for a building in Mountain View, California that was exited in September 2002.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility costs represent the fair value of the lease liabilities relating to the closure of a facility in Framingham, Massachusetts which includes contractual sublease income.

During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility costs represent the fair value of the lease liabilities relating to the partial closure of a facility in Bellevue, Washington which includes contractual sublease income.

The following table depicts the 2004 restructuring activity (in thousands):

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at December 31, 2004
Vacated facilities	$—	$800	$327	$(621)	$506
Employee severance	—	—	810	(810)	—

	$—	$800	$1,137	$(1,431)	$506

Accrued amounts for vacated facilities will be paid over the lease term of the Mountain View, California, Framingham, Massachusetts and Bellevue, Washington facilities, which end in May 2005, January 2006 and December 2008, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Contractual obligations at December 31, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	Thereafter
Operating leases	$6,133	$1,817	$1,425	$1,359	$1,130	$346	$56
Accrued restructured facility lease payments	506	405	40	33	28	—	—

	$6,639	$2,222	$1,465	$1,392	$1,158	$346	$56

Rent expense under operating leases was approximately $2,340,000, $1,724,000 and $1,767,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

SumTotal Systems has entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for its offices throughout the U.S. and for its international subsidiaries with original lease periods expiring through 2010. In addition, SumTotal Systems is under contract to fulfill its obligations for facility leases for offices that were subleased to third party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued within the restructuring accrual balance.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2002, Docent entered into an agreement with a third party software company to resell that company’s product through August 2003. Under the agreement, Docent committed to purchase $1.0 million of the software company’s software over the first year of the agreement. In September 2003, Docent amended the agreement to extend the $1.0 million commitment until April 2005. As a part of the acquisition of Docent, SumTotal Systems acquired Docent’s obligations under this agreement. This agreement was later amended in December 2004, and SumTotal Systems was released from its obligation to achieve the commitment.

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the form of letters, lawsuits, and other forms of communication. Currently, SumTotal Systems is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. SumTotal Systems does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. SumTotal Systems believes that the patent infringement cases are without merit and is defending, and plans to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions (including a judgment or settlement where SumTotal Systems may be required to license patents on terms that may or may not be favorable to SumTotal Systems, or if SumTotal Systems is forced to alter its website or its software products) may cause a material adverse effect on its future business, operating results and/or financial condition.

NOTE 12: GUARANTEES, WARRANTIES AND INDEMNIFICATION

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

Indemnification and warranty provisions contained within SumTotal Systems’ customer license and service agreements are generally consistent with those prevalent in the industry. The duration of product warranties are generally between 90 to 365 days following delivery of the products. Significant obligations under customer indemnification or warranty provisions have not been incurred historically and are not expected in the future. Accordingly, accruals for potential customer indemnification or warranty-related obligations are not maintained.

SumTotal Systems has entered into indemnification agreements with its directors and certain of its officers that will require SumTotal Systems, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. SumTotal Systems has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. SumTotal Systems maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers and former directors, officers and employees of acquired companies, in certain circumstances.

NOTE 13: STOCKHOLDERS’ EQUITY

Common Stock

On March 18, 2004, as a part of the acquisition of Docent by Click2learn, SumTotal Systems issued 9,748,102 shares of common stock in order to convert all outstanding Docent common stock shares into SumTotal Systems shares. Docent shares were converted at a ratio of 0.7327 Docent shares per SumTotal Systems share.

The terms of the outstanding warrants at December 31, 2004 are summarized in the following table:

Original Warrant Holder(s)	Total Number of Common Shares	Exercise Price	Expiration Date
Castle Creek Technology Partners LLC	65,462	$28.39	December 12, 2005
Jefferies & Company, Inc.	20,467	7.16	November 20, 2006
January 11, 2002 Investors	3,754	7.16	December 10, 2006
Jefferies & Company, Inc.	8,990	7.16	December 10, 2006
Commonwealth Associates, L.P.	3,894	7.16	December 10, 2006
ComVest Venture Partners, L.P.	1,912	7.16	December 10, 2006
June 20, 2003 Investors	832,445	5.96	June 20, 2008
Craig-Hallum Capital Group, LLC	118,923	5.96	June 20, 2008
November 20, 2001 Investors	436,756	10.48	November 18 and 20, 2008
December 10, 2001 Investors	149,836	10.48	December 10, 2008

	1,642,439	$8.50

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2000, SumTotal Systems sold 130,924 shares of common stock to Castle Creek for an aggregate purchase price of $5.0 million. In connection with the purchase of common stock, SumTotal Systems issued warrants for the purchase of 65,462 shares of common stock at an exercise price of $45.83 per share. An anti-dilution clause was triggered by the private placement transactions closing in 2001 and 2003 resulting in aggregate adjustments to the exercise price of the warrants from $45.83 per share to $28.39. The warrants were all outstanding as of December 31, 2004 and 2003 and expire on December 12, 2005.

In transactions closing on November 20, 2001 and December 10, 2001, SumTotal Systems sold 1,173,184 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, SumTotal Systems issued the investors warrants for the purchase of an additional 586,592 shares of common stock at an exercise price of $12.55 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $12.55 per share to $10.48. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 20,467 common shares on November 20, 2001 which expire on November 20, 2006 and for the purchase of 8,990 common shares on December 10, 2001 which expire on December 10, 2006, both at an exercise price of $7.84 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. On November 20, 2001, SumTotal Systems issued warrants to ComVest Venture Partners, L.P. for the purchase of 1,912 shares and to Commonwealth Associates, L.P. for the purchase of 3,894 shares, both at an exercise price of $7.84 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. The warrants expire on November 20, 2006. Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001. The warrants were all outstanding at December 31, 2004 and 2003.

In connection with the establishment of a line of credit with Silicon Valley Bank, on December 6, 2002, SumTotal Systems issued Silicon Valley Bank a warrant for the purchase of 57,806 shares of common stock at an exercise price of $3.45 per share. On December 11, 2003, SumTotal Systems issued 28,093 shares to Silicon Valley Bancshares in connection with the exercise of the warrant. The warrant was exercised on a “net exercise” basis in which it was fully exercised by canceling the number of warrant shares having a fair market value on the exercise date equal to the aggregate exercise price for the number of shares being issued under the warrant.

On June 20, 2003, SumTotal Systems sold to certain accredited investors a total of 2,378,453 shares of our common stock at a price of $5.23 per share in a private placement transaction. SumTotal Systems also sold warrants to purchase 832,445 shares of common stock at an exercise price of $5.96 per share. The purchase price for the warrants was $0.39 per warrant. Craig-Hallum Capital Group, LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent was issued warrants for the purchase of an additional 118,923 shares on the same terms as the warrants issued to investors. The warrants were all outstanding at December 31, 2004 and 2003, and expire on June 20, 2008.

Preferred Stock

As of December 31, 2004, SumTotal Systems had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share. No preferred stock was issued and outstanding as of December 31, 2004 or 2003.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

SumTotal Systems assumed the Click2learn 1999 ESPP in connection with the acquisition of Docent. On each January 1st, the aggregate number of shares reserved for issuance is adjusted so that 450,000 shares of SumTotal Systems common stock is reserved for issuance each calendar year. Employees participate in the ESPP through after-tax payroll deductions, which may not be less than 1% or more than 10% of the employee’s total pre-tax cash compensation. Each offering of common stock under the ESPP is for a period of twenty-four months. Offering periods commence on February 1st and August 1st of each year. Each offering period consists of four six-month purchase periods during which payroll deductions of the participants are accumulated. The purchase price of shares that are acquired in any purchase period under the ESPP is 85% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date. The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the issuance of all the shares of common stock reserved for issuance under the ESPP; or (3) March 24, 2009. In 2004, SumTotal Systems recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.

Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants, and directors to acquire up to 7,452,000 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan.

At the time of the acquisition of Docent, stockholders approved a total of 3,000,000 shares of SumTotal Systems’ common stock to be reserved for issuance under the SumTotal Systems 2004 Equity Incentive Plan (“the 2004 Plan”). The 2004 Plan provides for the grant of the following types of incentive awards that are referred to individually as an “Award”:

•	stock options;

•	stock appreciation rights;

•	stock awards, restricted stock and stock units; and

•	performance units and performance shares.

Those who are eligible for Awards under the plan include employees, directors, consultants, independent contractors or other persons who provide services to SumTotal Systems and its affiliates.

The weighted average fair value of options granted was $7.42, $4.83 and $3.23 for the years ended December 31, 2004, 2003 and 2002, respectively.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of SumTotal Systems’ stock option activity is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2001	884,200	1,807,317	$20.36
Options granted	(869,040)	869,040	3.23
Options exercised	—	(14,715)	6.49
Options cancelled—Intelliprep Plan	—	(34,796)	9.60
Options cancelled—all other Plans	637,740	(637,740)	19.89

Balances at December 31, 2002	652,900	1,989,106	13.14
Options granted	(440,142)	440,142	4.83
Options exercised	—	(65,668)	1.63
Options cancelled	431,445	(431,445)	13.68

Balances at December 31, 2003	644,203	1,932,135	11.51
Retirement of unissued Click2learn shares	(484,003)	—	11.97
Acquisition of Docent options	—	2,811,731	7.49
Additional shares reserved	3,000,000	—	—
Options granted	(2,521,360)	2,521,360	7.42
Options exercised	—	(276,327)	3.18
Options cancelled	1,012,992	(1,012,992)	10.91

Balances at December 31, 2004	1,651,832	5,975,907	$8.39

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 1.07-3.62	1,448,073	7.92 years	$2.88	840,364	$2.63
3.67-7.37	1,101,913	7.67 years	5.73	539,689	5.87
7.43-7.62	1,746,779	9.28 years	7.62	320,831	7.62
7.72-11.38	1,085,415	7.84 years	9.11	572,823	9.57
11.57-62.55	586,771	4.96 years	27.03	580,139	27.09
83.42	6,956	5.88 years	83.42	6,956	83.42

$ 1.07-83.42	5,975,907	7.97 years	8.39	2,860,802	10.35

Stock Reserved for Issuance

SumTotal Systems had common stock reserved for future issuance at December 31, 2004 as follows (in thousands):

Stock option plans	7,452
Warrants	2,211
Employee stock purchase plan	450

Total shares reserved for issuance	10,113

Approximately 569,000 shares of common stock remain reserved for warrants that have expired prior to December 31, 2004.

NOTE 14: DISCONTINUED OPERATIONS

During January 2002, SumTotal Systems sold certain assets of its content development business, including equipment and a customer list to NIIT under an Asset Purchase agreement for $1.0 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction with NIIT, SumTotal Systems significantly reduced its headcount of its custom content development business and closed certain facilities. During the third quarter of 2002, SumTotal Systems completed the discontinuation of its remaining custom content development business by early termination of its contract to develop content for the WANG. As part of the negotiation to terminate the contract, SumTotal Systems agreed to forego the collection of $4.5 million in accounts receivable. Results related to its custom content development business for the year ended December 31, 2002 and prior years have been reclassified as loss from discontinued operations. For the year ended December 31, 2002, SumTotal Systems reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a loss from discontinued operations of $7.6 million.

Summarized operating results of the discontinued operations for the year ended December 31, 2002 are as follows (in thousands):

2002
Revenues	$248
Gross margin	$(2,468)
Operating loss	$(8,526)
Loss from discontinued operations	$(7,600)

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$39,286	71%	$25,815	88%	$25,771	85%
Europe	12,327	22%	2,347	8%	3,780	12%
Other Americas	1,159	2%	656	2%	673	2%
Asia/Pacific	2,432	5%	669	2%	253	1%

	$55,204	100%	$29,487	100%	$30,477	100%

For the years ended December 31, 2004, 2003 and 2002, international revenue from SumTotal Systems’ foreign subsidiaries accounted for approximately 29%, 12% and 15%, respectively, of total revenues.

Long-lived assets, which represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	Year Ended December 31,
	2004	2003
North America	$39,959	$8,340
Europe	203	51
India	439	258
Asia/Pacific	161	—

	$40,762	$8,649

One customer accounted for 18% and 14% of SumTotal Systems’ total consolidated revenues from continuing operations in 2003 and 2002, respectively. No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in 2004.

One customer accounted for 15% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2004 and one other customer accounted for 11% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2003.

NOTE 16: INCOME TAXES

Net loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$(14,241)	$(6,239)	$(18,028)
Foreign	(1,725)	108	(86)

	$(15,966)	$(6,131)	$(18,114)

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
United States	$—	$—	$—
State	40	29	—
Foreign	26	—	—

	$66	$29	$—

SumTotal Systems’ income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows (in thousands):

	December 31,
	2004	2003	2002
Income tax benefit at statutory rate of 34%	$(5,428)	$(2,085)	$(6,159)
Operating losses not benefited	3,523	2,160	6,057
Permanent differences
Amortization of intangible assets	1,122	—	—
Equity in losses of affiliate	57	34	68
IPR&D write-off	451	—	—
Stock-based compensation	234	(144)	(26)
Other permanent differences	41	35	60
State taxes	40	29	—
Foreign taxes	26	—	—

	$66	$29	$—

As of December 31, 2004, SumTotal Systems had federal net operating loss carry-forwards (“NOL”) and research and development tax credit carry-forwards (“R&D”) available to offset future taxable income, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2005	$7,426	$236
From 2006 through 2011	105,041	1,723
From 2012 through 2024	238,801	3,741

	$351,268	$5,700

As of December 31, 2004, SumTotal Systems had NOL carry-forwards for state tax purposes of approximately $47 million.

Approximately $152 million of the federal NOL carry-forwards were acquired in business combinations. If these acquired NOL carry-forwards become recoverable in the future, they will first be used to reduce to zero any goodwill associated with the business combinations prior to being used to reduce any income tax expense.

SumTotal Systems’ ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2005, if not utilized. SumTotal Systems estimates that approximately $214 million of the NOL carry-forwards will not be utilizable because of the Internal Revenue Code Section 382 limitation.

Deferred income tax assets consist of the following (in thousands):

	December 31,
	2004	2003
United States net operating loss carry-forwards	$120,831	$72,545
Foreign net operating loss carry-forwards	2,224	1,628
Research and development tax credit carry-forwards	7,454	3,638
Other provisions and expenses not currently deductible	3,501	1,707

	134,010	79,518
Valuation allowance for deferred tax assets	(134,010)	(79,518)

Net deferred tax assets	$—	$—

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets increased $54,492, decreased $11,374 and increased $14,730 in the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $52,698 of the increase in SumTotal Systems’ deferred tax assets, and related valuation allowance in 2004, is due to the addition of Docent’s federal and state NOL carry-forwards and tax credit carry-forwards. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Approximately $544,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

The American Jobs Creation Act of 2004 provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain provisions are met. SumTotal Systems has not completed its evaluation of the effects of the repatriation provision and the company expects to complete the evaluation during the second half of 2005.

NOTE 17: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

NOTE 18: EMPLOYEE BENEFIT PLAN

SumTotal Systems adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees to contribute up to 60% of their pre-tax salary, subject to a maximum IRS contribution limit, for the year ended December 31, 2004, subject to certain limitations. The 401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by SumTotal Systems to the 401(k) Plan through December 31, 2004.

NOTE 19: SUBSEQUENT EVENTS

On April 5, 2005, SumTotal Systems received a Staff Determination notice from the NASDAQ Stock Market stating that it is not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because it has not yet filed its Report on Form 10-K for its fiscal year ended December 31, 2004. Therefore, SumTotal Systems’ securities are subject to delisting. SumTotal Systems appealed this determination and had a hearing on the appeal. The NASDAQ Listing Qualifications Panel, on June 29, 2005, rendered its decision granting SumTotal Systems an extension to August 1, 2005 to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

On May 26, 2005, SumTotal Systems, with approval from the Compensation Committee of the Board of Directors, granted 275,000 shares of restricted stock to certain executive staff. The restricted stock grants were at a consideration of $0.001 per share and vest 25% after the first anniversary from the grant date, an additional 25% after the second anniversary from the grant date, and become fully vested after the third anniversary from the grant date. These grants are subject to full acceleration upon a Change of Control as set forth in each executive’s Change of Control Agreement with SumTotal Systems. The stock compensation expense to be recorded is $296,000, $296,000 and $590,000, which will be recorded on a monthly basis over the first, second and third years following the original stock grant, respectively.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the ninety-day period prior to the determination. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ outstanding unvested options, 446,000 of which are held by Section 16 Officers, will become exercisable upon SumTotal Systems’ compliance with NASDAQ and SEC rules.

The purpose of the acceleration is to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on SumTotal Systems’ consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective to SumTotal Systems beginning in the first quarter of fiscal year 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles because there was not a modification of the option grants. SumTotal Systems also believes that because the options to be accelerated have exercise prices in excess of the current market value of the SumTotal Systems’ common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

On July 13, 2005, SumTotal Systems entered into a five year lease for new office premises for its U.K. operations. SumTotal Systems plans to move into the new location during September 2005, and at that point, will exit its current location. As of June 30, 2005, the remaining lease obligation on the vacated premises through November 2007 was $446,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses discussed below.

To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1. Inadequate company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•

We had inadequately trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•

We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•

We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•	The general controls over our IT environment were not adequately documented or monitored. In addition, access controls and segregation of duties between key IT functions were inadequate;

•

We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed; and

•	There was inadequate communication from management to employees regarding the general importance of controls and employees’ duties and control responsibilities.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

2. Inadequate segregation of duties. We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing, disbursements and payroll processes and accounting systems. As a result, misappropriation of assets could occur and not be detected in a timely manner. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

3. Inadequate financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

4. Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in misclassification errors between accounts receivable and deferred revenue; current and non-current deferred revenue; and other errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Inadequate controls over purchases, payroll and disbursements. We had inadequate controls over purchases, payroll and the disbursement of funds as well as the recording of accruals for purchases and expenses. Specifically,

•	Wire transfers and transfers between investment accounts were made with inadequate approvals;

•	We did not have a policy requiring authorized purchase orders;

•	Invoices were paid with inadequate approvals;

•	The review of employee expense reports was inadequate;

•	We did not have sufficient management review of commission payments; and

•	Period-end cut-off procedures in the procurement cycle were inadequate.

These weaknesses increase the likelihood that unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

6. Inadequate controls over revenue. Our review procedures over accounting for revenue were not functioning effectively. Specifically,

•	Review procedures over the application of our revenue recognition policies for software license and service arrangements were inadequate;

•	Review procedures over the accounting for service projects, such as the review of documentation supporting project milestone delivery or professional service hours rendered were inadequate;

•	Review procedures relating to customer invoices and the application of cash receipts and credit memos to accounts receivable were inadequate; and

•	Review procedures relating to shipping documentation for the accuracy of revenue cut-off were inadequate.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

7. Inadequate controls over accounting for investments. We did not have effective policies and procedures regarding the review of investments managed by a third party. This deficiency resulted in a material misclassification error between cash equivalents and short-term investments and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

In making our assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. KPMG LLP issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Our management is treating these material weaknesses very seriously and has undertaken the following actions to remediate them:

For the quarter ended December 31, 2004:

•

Hired additional qualified personnel in accounting and IT. This includes a Vice President of Finance—Europe in November 2004, a Director of Information Technology in November 2004 and a Director of Revenue Accounting in December 2004.

For the quarter ended March 31, 2005:

•	Implemented enhanced procedures for the preparation and review of financial statements, review of account reconciliations, analyses and journal entries; and

•	Implemented improved procurement cutoff procedures.

For the quarter ended June 30, 2005:

•	Hired a new Corporate Controller in June 2005;

•	Implemented improved procedures in April 2005 to ensure that all wire and investment transfers were adequately approved;

•	Implemented a tighter review of expense reports, commission payments and other disbursements; and

•	Implemented better monitoring of our investments to ensure compliance with policy and correct classification in the financial statements.

These changes are part of our overall program that is intended to remediate all material weaknesses by December 31, 2005.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

There is no family relationship between any director or executive officer of the Company. The names, ages and positions of our current directors and executive officers are as follows:

DIRECTORS

Class I Directors Continuing in Office Until the 2005 Annual Meeting

Jack Acosta, 58, has served as a member of the Board of Directors of SumTotal Systems and as chair of SumTotal Systems’ Audit Committee since the Company’s inception in March 2004. He served as a member of the Board of Directors of Docent, the company that was merged into Click2learn, the Company’s predecessor, from April 2003 until March 2004. He also currently serves on the Board of Directors of Savi Technology, Inc., BenefitStreet, Inc. and Integral Development. Mr. Acosta served as Chief Financial Officer and Vice President, Finance for Portal Software, a financial software company, from February 1999 until September 2001. In addition, Mr. Acosta served as Secretary for Portal Software from February 1999 through April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc., a database company. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, Mr. Acosta served as President, Chief Operating Officer and a director of Tanon Manufacturing, Inc., a manufacturing and engineering services company. Prior to March 1993, Mr. Acosta held various management positions at Ungermann-Bass Inc., Atari, Inc., Diablo Systems, Inc. and Ford Motor Company.

Vijay Vashee, 55, has served as a member of the Board of Directors of SumTotal Systems and as a member of SumTotal Systems’ Audit Committee since the Company’s inception in March 2004. He served as a director of Click2learn from July 2001 until March 2004. From 1982 until October 2001, Mr. Vashee served in various senior marketing, product management and executive positions at Microsoft, including as General Manager for Microsoft Project from 1988 to 1992 and as General Manager for Power Point from 1992 to 1997. Mr. Vashee holds a B. Tech EE from IIT Bombay, an MSEE from Cornell University, and an MBA from the University of Chicago. Mr. Vashee is the Chairman and was founding President of The Indus Entrepreneurs, Seattle and previously served as a board member of IntelliPrep prior to its acquisition by Click2learn in May 2001.

Directors Continuing in Office Until the 2006 Annual Meeting

John Coné, 54, has served as a member of the Board of Directors of SumTotal Systems and as chair of SumTotal Systems’ Compensation Committee and a member of the Corporate Governance Committee since the Company’s inception in March 2004. He served as a director of Click2learn from May 2002 to March 2004. He currently is a consultant and author in the field of organization learning and has served as Chairman and President of the American Society of Training and Development (ASTD) in 2002 and 2003, respectively. From July 1995 until his retirement in August 2001 he served as Vice President of Learning & Development for Dell Inc. Prior to Dell, he served as Chief Learning Officer and Vice President of Human Resources for Sequent Computer Systems Inc. a computer hardware and software company, from June 1991 to June 1995. Prior to Sequent, he served as Director of Corporate Educational Services for Motorola from February 1988 to May 1991, where he was a founder and creator of Motorola University in 1990. In 2002, Mr. Coné served as the chair of ASTD and on the Board of Storied Learning, a privately-held e-Learning content company.

Donald E. Fowler, 67, has served as chair of the Board of Directors of SumTotal Systems and as a member of SumTotal Systems’ Compensation and Governance Committees since the Company’s inception in March 2004. Mr. Fowler served as a member of the Board of Directors of Docent from January 2003 to March 2004, and was a member of Docent’s Audit and Governance Committees during the same period. He has recently served on the boards of ADAC Laboratories and TelCom Semiconductor, and now serves on the board of Storage Engine, Inc. Mr. Fowler is involved with various private companies, through advisory or board memberships, served as CEO of eT Communications from 1996 to 1998 and served as interim CEO of several companies between 1996 and 2002. Mr. Fowler was Senior Vice President at Tandem Computers, a company that manufactured fault-tolerant computers, from 1986 to 1996. Mr. Fowler also served in executive capacities with Bechtel Group 1976 to 1986, and IBM from 1965 to 1976. Mr. Fowler received a B.S. in Mathematics and an M.B.A from the University of Washington in Seattle.

Ali Kutay, 50, has served as a member of the Board of Directors of SumTotal Systems. and as a member of SumTotal Systems’ Audit and Corporate Governance Committees since the Company’s inception in March 2004. He served as a member of the Board of Directors of Docent from April 2000 to March 2004; as a member of Docent’s Audit Committee from April 2000 until March 2004; and as a member of Docent’s Governance Committee from January 2003 until March 2004. From June 2004 through the present, Mr. Kutay is Chief Executive Officer and President of Golden Gate Software, Inc., a transactional data management company. From 1998 to 2003 Mr. Kutay was the Chairman and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software. From 1997 to 1998 he was a director, and subsequently President and Chief Executive Officer of WebLogic, Inc., a Java-based application server company, which was merged with BEA Systems, Inc. in 1998. Previously he was the President and CEO of Lockheed Martin Corporation’s Commercial Software Business Unit, Formtek, from 1990 to 1997. At Formtek, Mr. Kutay served in various roles including as its President and Chief Executive Officer from 1985 until 1989. Mr. Kutay holds a B.S. and M.S. degree in Engineering from Middle East Technical University and has completed graduate work at Carnegie Mellon University.

Directors Continuing in Office Until the 2007 Annual Meeting

R. Andrew Eckert, 44, has served as Chief Executive Officer and a member of the Board of Directors of SumTotal Systems since the Company’s inception in March 2004. Previously, Mr. Eckert served as President of Docent from 2001 until March 2004, Chief Executive Officer from April 2002 until March 2004 and a director from May 2002 until March 2004. Mr. Eckert joined Docent in December 2001 as Chief Operating Officer and President. From 2000 until joining Docent, Mr. Eckert worked as an independent consultant. From 1990 to 2000, Mr. Eckert held numerous executive and director positions at ADAC Laboratories, a medical products company. Mr. Eckert was elected a director at ADAC Laboratories in 1996 and Chair of the Board in 1999, and served in this capacity until 2000. Mr. Eckert also served as Chief Executive Officer of ADAC Laboratories from 1997 to 2000. Prior to joining ADAC Laboratories, Mr. Eckert worked in the venture capital and investment banking industries with Summit Partners and Goldman Sachs & Co., respectively. Mr. Eckert is a member of the Boards of Directors of Connetics Corporation and Varian Medical Systems, Inc. He holds a B.S. degree in industrial engineering and an M.B.A. from Stanford University.

Sally Narodick, 60, has served as a member of the Board of Directors of SumTotal Systems and as chair of SumTotal Systems’ Corporate Governance Committee and a member of the Compensation Committee since the Company’s inception in March 2004. She served as Lead Director of Click2learn from December 2002 to March 2004 and as a director from May 1999 to March 2004. Ms. Narodick is a retired e-Learning executive. From September 2000 to March 2001, she worked with Click2learn’s management team advising on mergers and acquisitions, in addition to working with other non-competitive e-Learning companies. From October 1998 to September 2000, she was President and CEO of Apex Learning Inc., which provides e-Learning courses to high school students. Prior to that, she was Chair and CEO of Edmark Corporation, a publicly held educational software company, from 1989 until June 1996. From December 1996 through October 1998, she was an educational technology consultant working primarily for the Consumer Software Division of IBM. Ms. Narodick is a director of Penford Corporation, a provider of specialty natural ingredient systems for various applications; Solutia, Inc., a publicly held specialty chemical company, where she is also a member of the company’s Audit Committee; Puget Energy, a publicly held gas and electric utility, where she chairs the Audit Committee; and Cray Inc., a global supercomputer leader, where she is also a member of the company’s Audit Committee.

Kevin Oakes, 41, has served as President and as a member of the Board of Directors of SumTotal Systems since the Company’s inception in March 2004. He served as a director of Click2learn from September 1997, Chief Executive Officer from January 2000 and as Chairman of the Board from May 2001 until March 2004. Mr. Oakes had been President of Click2learn since joining the company in September 1997. Prior to that time, Mr. Oakes was the President of each of Oakes Interactive, a custom content development company, Acorn Associates, an e-Learning consulting firm and TopShelf Multimedia, a reseller of e-Learning titles which he founded in March 1993, January 1996 and March 1997, respectively, and each of which Click2learn acquired in September 1997. Prior to 1993, Mr. Oakes held positions at The Minnesota Mutual Life Insurance Company and Fidelity Investments. Mr. Oakes also serves on the Board of Directors of the American Society of Training & Development (ASTD), where he will serve as Chair in 2006, and Development Dimensions International (DDI), a privately-held HR training firm.

EXECUTIVE OFFICERS

David Crussell, 43, has served as Executive Vice President of Operations of SumTotal Systems since October 2004 and as Senior Vice President of Operations from the Company’s inception in March 2004 until October 2004. He previously served as Senior Vice President, Worldwide Operations of Docent from March 2002 to March 2004. From 2001 to 2002, Mr. Crussell was Chief Operating Officer and Vice President of Sales for Steelpoint Technologies, Inc, a Web-based content management software company. From 1994 to 2001, Mr. Crussell held numerous executive positions at ADAC Laboratories, including Sr. Vice President and General Manager of the Radiation Therapy Planning Software Division. From 1986 to 1994, Mr. Crussell held numerous managerial positions at GE Medical Systems, including Software Development Manager. Mr. Crussell holds a B.S. in Mathematics with Computer Science from Southampton University.

Sanjay Dholakia, 35, has served as Senior Vice President of Marketing and Alliances for SumTotal Systems since the Company’s inception in March 2004. He served as Vice President of Marketing and Business Development of Docent from February 2002 until March 2004. Mr. Dholakia joined Docent in February 2001 as Director of Corporate Business. From April to December 2000, he served as Director of Business Development and acting COO for a portfolio company within Walker Digital, a business incubation and intellectual property firm. From 1997 to 2000, Mr. Dholakia served as an Engagement Manager at McKinsey & Company, a management consulting firm. From 1991 to 1995, he served as a Senior Consultant at Andersen Consulting, a management and technology services organization. Mr. Dholakia holds a B.S. from the Wharton School and an M.B.A. from the Kellogg School of Management.

Sudheer Koneru, 37, has served as Senior Vice President of International Operations for SumTotal Systems since the Company’s inception in March 2004. He served as Chief Operating Officer of Click2learn from January 2003 to March 2004, as Executive Vice President, Customer Services from January 2002 until January 2003 and as Executive Vice President, Products and Strategy from May 2001 until January 2002. Prior to joining Click2learn, he served as Chief Executive Officer of IntelliPrep Technologies, Inc., which he co-founded in 2000, until IntelliPrep was acquired by Click2learn in May 2001. Prior to IntelliPrep, Mr. Koneru served in various positions at Microsoft Corporation since 1992, most recently as Director/Product Unit Manager for the consumer Windows division from 1998 to 2000.

Neil J. Laird, 52, has served as Executive Vice President and Chief Financial Officer of SumTotal Systems since October 2004 and was Senior Vice President and Chief Financial Officer from the Company’s inception in March 2004 until October 2004. He served as Senior Vice President and Chief Financial Officer of Docent from August 2002 until March 2004. From April until June 2002, Mr. Laird was Chief Financial Officer of Novasonics, Inc., a privately held medical products company. From 1999 to 2001, Mr. Laird was Senior Vice President and Chief Financial Officer of ADAC Laboratories. From 1998 to 1999, Mr. Laird held various executive positions at Coherent Medical Group, a medical laser company. From 1997 to 1998, Mr. Laird was an independent consultant. From 1980 to 1997, Mr. Laird held various executive and managerial financial positions at Measurex Corporation, including Vice President-Corporate Controller. Mr. Laird holds an M.A. degree in economics from Cambridge University and is a United Kingdom Chartered Accountant.

Erika Rottenberg, 43, has served as Senior Vice President, General Counsel and Secretary of SumTotal Systems since the Company’s inception in March 2004. Prior to joining SumTotal Systems, Ms. Rottenberg held various positions at Creative Labs, Inc., a wholly-owned subsidiary of Creative Technology Ltd., a digital entertainment and computer peripheral company, including serving as Vice President, Strategic Development and as General Counsel. From 1992 to 1996, Ms. Rottenberg was associated with the law firm of Cooley Godward in its Silicon Valley offices, where she practiced corporate and employment law for technology companies. Ms. Rottenberg holds a juris doctor degree from Boalt Hall School of Law, University of California, Berkeley and a B.S. degree in education from the State University of New York at Geneseo.

Srinivasan Chandrasekar, 35, served as Senior Vice President of Engineering for SumTotal Systems from the Company’s inception in March 2004 until December 2004. He had served as Executive Vice President, Products and Strategy of Click2learn from January 2003 through March 2004, and as Senior Vice President, Technology from May 2001 until January 2003. Mr. Chandrasekar was a co-founder of IntelliPrep Technologies, Inc. an enterprise learning software company, and served as its Chief Technology Officer from March 2000 until IntelliPrep was acquired by Click2learn in May 2001. From 1993 to March 2000, he served in various positions at Microsoft, in both managerial and technical leadership, including as head of Microsoft’s Metadirectory product development group from September 1999 to March 2000.

Audit Committee

The Audit Committee, which during the fiscal year ended December 31, 2004 was composed of Messrs. Acosta, Kutay and Vashee, held six meetings from the Company’s inception through December 31, 2004. Mr. Acosta served as Chair of the Audit Committee. The Board of Directors has determined that Mr. Acosta is an Audit Committee financial expert (as currently defined under applicable SEC rules). All members of the Audit Committee are independent (as currently defined under the listing standards of the NASDAQ Stock Market).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all of the Company’s executive officers, non-employee directors and greater than ten percent (10%) stockholders complied with applicable Section 16(a) filing requirements.

Code of Ethics

The Company has a Code of Ethics that applies to the Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Form 10-K and is also available on our website at www.sumtotalsystems.com. The Company intends to disclose any changes in or waivers of the Code of Ethics by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002 compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer, and its other four most highly compensated executive officers at December 31, 2004 (the “Named Executive Officers”):

Name and Principal Position	Year	Annual Compensation (1)			Long-Term Compensation Awards
		Salary ($)		Bonus ($)(2)	Securities Underlying Options (#)
R. Andrew Eckert (3) Chief Executive Officer	2004 2003 2002	$277,083 — —	(5)	$90,550 — —	150,000 — —
Kevin Oakes (4) President	2004 2003 2002	$295,542 250,000 228,846		$64,614 — —	100,000 0 60,930
Sudheer Koneru (4) Senior Vice President, International Operations	2004 2003 2002	$211,725 190,000 176,558		$36,184 — —	85,000 31,880 20,323
David Crussell (3) Executive Vice President, Operations	2004 2003 2002	$187,153 — —	(6)	$42,704 — —	60,000 — —
Neil Laird (3) Executive Vice President, Chief Financial Officer	2004 2003 2002	$182,639 — —	(7)	$41,668 — —	75,000 — —

(1)

As permitted by rules promulgated by the SEC, no amounts are shown for “perquisites” as such amounts for each Named Executive Officer do not exceed the lesser of 10% of the sum of such executive’s salary plus bonus or $50,000.

(2)	Bonus totals for 2004 includes bonuses earned for fiscal year 2004 but paid in fiscal year 2005.
(3)

Messrs. Eckert, Crussell and Laird joined SumTotal Systems on the date of its formation, March 19, 2004, as its Chief Executive Officer, Senior Vice President of Operations, and Senior Vice President and Chief Financial Officer, respectively.

(4)	Mr. Oakes was the Chief Executive Officer and Mr. Koneru was the Chief Operating Officer of SumTotal Systems’ predecessor company, Click2learn, Inc. from January 1, 2004 to March 18, 2004.
(5)

The 2004 salary figure for Mr. Eckert represents the salary paid from March 19, 2004 until December 31, 2004, and does not include his compensation from January 1, 2004 to March 18, 2004, during which time he was employed by Docent, the company that was acquired by Click2learn. His salary for fiscal year 2004 was $350,000 on an annualized basis.

(6)

The 2004 salary figure for Mr. Crussell represents the salary paid from March 19, 2004 until December 31, 2004, and does not include his compensation from January 1, 2004 to March 18, 2004, during which time he was employed by Docent, the company that was acquired by Click2learn. From March 19, 2004 through October 25, 2004, his salary was $225,000 on an annualized basis and $140,625 for the period. From October 26, 2004 through December 31, 2004, his salary was $275,000 on an annualized basis and $46,528 for the period.

(7)

The 2004 salary figure for Mr. Laird represents the salary paid from March 19, 2004 until December 31, 2004, and does not include his compensation from January 1, 2004 to March 18, 2004, during which time he was employed by Docent, the company that was acquired by Click2learn. From March 19, 2004 through October 25, 2004, his salary was $225,000 on an annualized basis and $140,625 for the period. From October 26, 2004 through December 31, 2004, his salary was $250,000 on an annualized basis and $42,014 for the period.

Option Grants In Last Fiscal Year

In fiscal 2004, the Company granted nonqualified stock options to its Named Executive Officers under the 2004 Equity Incentive Plan, (the “2004 Equity Plan”). The following tables show for the fiscal year ended December 31, 2004 certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees In Fiscal Year (2)		Exercise Price Per Share (3)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
							5% ($)		10% ($)
R. Andrew Eckert	150,000	5.95%			$7.62	4/14/2014		$630,168		$1,552,134
Kevin Oakes	100,000	3.97%			$7.62	4/14/2014		$420,112		$1,034,756
David Crussell	60,000	2.38%			$7.62	4/14/2014		$252,067		$620,853
Sudheer Koneru	60,000 25,000	2.38 0.99	% %	$ $	7.62 7.60	4/14/2014 4/21/2014	$ $	252,067 104,752	$ $	620,853 258.010
Neil Laird	75,000	2.97%			$7.62	4/14/2014		$315,084		$776,067

(1)

Options for new employees generally have a four-year vesting schedule and generally vest 25% on the first anniversary date of the grant and then monthly thereafter. Subsequent options generally also have a four-year vesting schedule and generally vest 25% on the six-month anniversary date of the grant and then monthly thereafter. However, on May 31, 2005, the Board approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the Company’s equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflected an approximate 10% premium over the average closing price of the Company’s common stock over the ninety days preceding May 31, 2005.

(2)	Based on options to purchase an aggregate total of 2,521,360 shares of the Company’s Common Stock granted to employees of the Company in fiscal year 2004, including the Named Executive Officers.
(3)	The exercise price of the options is equal to the fair market value of the Company’s Common Stock on the date of grant.
(4)

The potential realizable value is based on the term of the option at the time of grant (which is generally ten years). The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. These amounts represent certain assumed rates of appreciation, in accordance with rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all Stockholders.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Andrew Eckert	0	0	364,885	307,772	$257,728	$228,464
Kevin Oakes	0	0	199,454	83,334	$166,948	$0
David Crussell	0	0	122,697	142,455	$103,293	$118,146
Sudheer Koneru	0	0	58,221	95,674	$53,433	$35,534
Neil Laird	0	0	91,264	137,603	$187,880	$164,914

(1)	Represents the closing market price of the Company’s Common Stock at December 31, 2004 ($5.25) less the exercise price of the options.

Compensation of Non-Employee Directors

In fiscal 2004, the Company paid fees to each of its Non-Employee Directors for their services as Directors according to the standard arrangements approved by the Board of Directors on April 14, 2004:

	Annual Retainer	Compensation per Meeting	# of Meetings	# of Annual Stock Options	Vesting of Stock Options
Board Chair	$2,500	$3,000	5	10,000	1 year/monthly vesting; full acceleration upon Change of Control

Board Members		$3,000	5	10,000	1 year/monthly vesting; full acceleration upon Change of Control

Audit Committee Members		$500	5

Audit Committee Chair		$500	10

Compensation Committee Members (including Chair)		$500

Governance Committee Members (including Chair)		$500

Consideration for the Company’s Board members for fiscal year 2005 remains the same, with the following exceptions: the Board Chair shall receive a $7,500 retainer fee, the Audit Committee Chair shall receive a $5,000 retainer fee, the Compensation Committee Chair shall receive a $3,000 retainer fee, and the Governance Committee Chair shall receive a $2,000 retainer fee. Additionally, all Board and Committee members participating in telephonic Board or Committee meetings shall receive a $500 phone meeting fee for each such meeting.

Change of Control Agreements

The Company has entered into change of control agreements with each of its executive officers and certain other key employees that provide that, if the executive’s employment with the Company and its subsidiaries is involuntarily terminated without cause (as defined in the change of control agreements) within twelve months following the occurrence of a change of control (as defined in the change of control agreements), or if the executive voluntarily terminates his employment within three months of the occurrence of an event constituting good reason (as defined in the change of control agreements) and on account of an event constituting good reason within twelve months following the occurrence of a change of control, the executive will be entitled to (i) twelve months base salary, (ii) 100% of executive’s annual target bonus, (iii) continued health insurance coverage for twelve months following the date of termination and (iv) full vesting of any outstanding options or restricted stock held by the executive at the time of termination. As a condition of receipt of benefits, the executive must comply with all of the terms of the change of control agreement, including an agreement not to solicit employees of the Company or perform services for a competitor of the Company for one year following the executive’s termination of employment. In addition, the executive will be required to execute a release of claims, releasing all rights and claims against the Company relating to the executive’s employment with the Company.

Compensation Committee Interlocks and Insider Participation

As noted above, during the fiscal year ended December 31, 2004, the Compensation Committee consisted of Messrs. Coné and Fowler and Ms. Narodick, none of whom is an officer or an employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2005:

•	each stockholder who is known by us to own beneficially more than 5% of our Common Stock;

•	each of our Chief Executive Officer and our other four most highly compensated executive officers (“Named Executive Officers”) as of December 31, 2004;

•	each of our non-employee directors; and

•	all of our non-employee directors and Named Executive Officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of our Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Applicable percentage ownership is based on 21,185,916 shares of Common Stock outstanding as of June 30, 2005, and options exercisable within sixty days of June 30, 2005. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options currently exercisable, or exercisable within sixty days of June 30, 2005, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Paul G. Allen (2) 505 5th Ave., Suite 900 Seattle, WA 98104	2,053,429	9.69%

Common Stock	Norwest Venture Partners VI, LP (3) 525 University Avenue, Suite 800 Palo Alto, CA 94301	1,917,286	9.05%

Common Stock	Palo Alto Investors (4) 470 University Ave. Palo Alto, CA 94301	1,704,167	8.04%

Common Stock	Perry Corporation (5) 599 Lexington Avenue New York, NY 10022	1,429,962	6.75%

Common Stock	Neil Gagnon (6) 1370 Avenue of the Americas, Suite 2002 New York, NY 10019	1,264,836	5.97%

Common Stock	R. Andrew Eckert (7) 1808 N. Shoreline Blvd. Mountain View, CA 94043	703,412	3.25%

Common Stock	Kevin Oakes (8) 110 110th Ave. NE, Suite 700 Bellevue, WA 98004	560,327	2.63%

Common Stock	David Crussell (9) 1808 N. Shoreline Blvd. Mountain View, CA 94043	319,357	1.51%

Common Stock	Sudheer Koneru (10) SoftPro Heights Plot #12, Software Units Layout Cyberabad, Hyderabad 5000081, India	196,793	*

Common Stock	Neil Laird (11) 1808 N. Shoreline Blvd. Mountain View, CA 94043	244,409	1.16%

Common Stock	Ali Kutay (12) 1808 N. Shoreline Blvd. Mountain View, CA 94043	39,962	*

Common Stock	Donald Fowler (13) 1808 N. Shoreline Blvd. Mountain View, CA 94043	34,195	*

Common Stock	Vijay Vashee (14) 1808 N. Shoreline Blvd. Mountain View, CA 94043	23,252	*

Common Stock	Jack Acosta (15) 1808 N. Shoreline Blvd. Mountain View, CA 94043	22,822	*

Common Stock	Sally Narodick (16) 1808 N. Shoreline Blvd. Mountain View, CA 94043	19,296	*

Common Stock	John Coné (17) 1808 N. Shoreline Blvd. Mountain View, CA 94043	17,173	*

Common Stock	All Named Executive Officers and Non-Employee Director as a group (18)	2,180,998	9.59%

*	Represents beneficial ownership of less than one percent of the Common Stock.
(1)

This table is based on information supplied by the Named Executive Officers, directors and principal stockholders, Schedules 13-G and 13G(A) filed with the SEC, and the Company’s register of shareholders.

(2)

Based the Company’s register of shareholders as of June 30, 2005. Includes 164,539 shares deemed to be beneficially owned by Mr. Allen, held of record by Vulcan Ventures, Inc., 505 5th Ave., Suite 900, Seattle, WA 98104, of which Mr. Allen is the sole shareholder.

(3)

Based on Schedule 13G filed by Norwest Venture Partners VI, LP (“NVP VI”) with the SEC for the period ended December 31, 2004. NVP owned of record 1,917,286 shares of common stock and claimed sole voting and dispositive power over 1,917,286 shares. NVP VI has no rights to acquire additional shares through the exercise of options or otherwise. Itasca VC Partners VI, LLP (“Itasca VC VI”), the General Partner of NVP VI, also claimed sole voting and dispositive power over 1,917,286 shares. Mr. George J. Still, Jr., Mr. John P. Whaley and Mr. Promod Haque, managing partners of Itasca VC VI, each claimed shared voting and dispositive power over 1,917,286 shares. Mr. Still owns an additional 824 shares held in his individual capacity, Mr. Whaley owns an additional 823 shares held in his individual capacity, and Mr. Haque owns an additional 824 shares held in his individual capacity and each claims sole voting and dispositive power over such additional shares.

(4)

Based on Schedule 13G(A) filed by Palo Alto Investors with the SEC for the period ended December 31, 2004. Palo Alto Investors, Palo Alto Investors LLC and William Leland Edwards each claimed shared voting and dispositive power over 1,704,167 shares. MicroCap Partners, L.P. claimed shared voting and dispositive power over 1,293,414 shares. MicroCap Partners, L.P. disclaimed that it is the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of such shares.

(5)

Based on Schedule 13G(A) filed by Perry Corp. with the SEC for the period ended December 31, 2004. Perry Corp. and Richard C. Perry each claimed sole voting and dispositive power over 1,429,962 shares. Mr. Perry disclaimed any beneficial ownership interest of the shares held by any fund for which Perry Corp. acts as the general partner and/or investment adviser, except for that portion of such shares that relates to his economic interest in such shares.

(6)

Based on Schedule 13G(A) filed by Neil Gagnon with the SEC for the period ended December 31, 2004. As of December 31, 2004, Mr. Gagnon beneficially owned 1,264,836 shares, which amount included (i) 252,492 shares beneficially owned by Mr. Gagnon over which he claimed sole voting power and sole dispositive power; (ii) 10,380 shares beneficially owned by Mr. Gagnon over which he claimed sole voting power and shared dispositive power; (iii) 137,507 shares beneficially owned by Lois Gagnon, Mr. Gagnon’s wife, over which he claimed shared voting power and shared dispositive power; (iv) 11,910 shares beneficially owned jointly by Mr. Gagnon and his wife, over which Mr. Gagnon claimed shared voting power and shared dispositive power; (v) 51,775 shares held by the Lois E. and Neil E. Gagnon Foundation (the “Foundation”), of which Mr. Gagnon is a trustee and over which he claimed shared voting power and shared dispositive power; (vi) 50,843 shares held by the Gagnon Family Limited Partnership (the “Partnership”) of which Mr. Gagnon is a partner and over which he claimed shared voting power and shared dispositive power; (vii) 41,036 shares held by the Gagnon Grandchildren Trust (the “Trust”) over which Mr. Gagnon claimed shared dispositive power but no voting power; (viii) 155,230 shares held by a hedge fund (of which Mr. Gagnon is a general partner) over which Mr. Gagnon claimed sole dispositive power and sole voting power; (ix) 1,713 shares held by the Gagnon Securities LLC P/S Plan (the “Plan”) (of which Mr. Gagnon is a trustee) over which Mr. Gagnon claimed sole dispositive power and sole voting power; (x) 1,299 shares held by the Plan over which Mr. Gagnon claimed shared dispositive power and sole voting power; and (xi) 550,651 shares held for certain customers of Gagnon Securities LLC (of which Mr. Gagnon is the Managing Member and the principal owner) over which Mr. Gagnon claimed shared dispositive power but no voting power.

(7)

Includes 100,000 shares of restricted stock, granted on May 26, 2005 and which vests over a three-year period, and 602,436 shares that Mr. Eckert has the right to acquire within sixty (60) days after June 30, 2005.

(8)

Includes 75,000 shares of restricted stock, granted on May 26, 2005 and which vests over a three-year period, and 282,788 shares that Mr. Oakes has the right to acquire within sixty (60) days after June 30, 2005.

(9)

Includes 50,000 shares of restricted stock, granted on May 26, 2005 and which vests over a three-year period, and 219,357 shares that Mr. Crussell has the right to acquire within sixty (60) days after June 30, 2005.

(10)	Includes 142,604 shares that Mr. Koneru has the right to acquire within sixty (60) days after June 30, 2005.
(11)

Includes 50,000 shares of restricted stock which vests over a three-year period granted on May 26, 2005 and 179,409 shares that Mr. Laird has the right to acquire within sixty (60) days after June 30, 2005

(12)	Includes 39,962 shares that Mr. Kutay has the right to acquire within sixty (60) days after June 30, 2005.
(13)	Includes 24,195 shares that Mr. Fowler has the right to acquire within sixty (60) days after June 30, 2005.
(14)	Includes 10,000 shares that Mr. Vashee has the right to acquire within sixty (60) days after June 30, 2005.
(15)	Includes 22,822 shares that Mr. Acosta has the right to acquire within sixty (60) days after June 30, 2005.
(16)	Includes 19,296 shares that Ms. Narodick has the right to acquire within sixty (60) days after June 30, 2005.
(17)	Includes 12,391 shares that Mr. Coné has the right to acquire within sixty (60) days after June 30, 2005.
(18)	Includes 1,555,260 shares that certain Executive Officers and Directors have the right to acquire within sixty (60) days after June 30, 2005.

EQUITY COMPENSATION PLAN SUMMARY

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options as of December 31, 2004	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans as of December 31, 2004
Equity compensation plans approved by stockholders (1)	5,975,907	$8.39	1,651,832

(1)

SumTotal Systems’ 2004 Equity Plan, Docent’s 1997 Stock Option Plan (the “Docent 1997 Plan”), Docent’s 2000 Omnibus Equity Incentive Plan (the “Docent 2000 Plan”), Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan (the “Click2learn 1995 Plan”), Click2learn’s 1998 Equity Incentive Plan (the “Click2learn 1998 Plan”), Click2learn’s 1998 Directors’ Stock Option Plan (the “Click2learn 1998 Directors’ Plan”), Intelliprep Technologies, Inc. 2000 Equity Incentive Plan (“Intelliprep Plan”). The only plan under which shares were issued from March 19, 2004 and thereafter is the 2004 Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into change of control agreements with each of its executive officers and certain other key employees. These are discussed under “Executive Compensation – Change of Control”.

The Company has entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company’s certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at the Company’s request.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

The Company’s Audit Committee has no pre-determined policies for pre-approved of non-audit fees for the principal auditor. Instead, the Audit Committee evaluates each potential engagement individually to determine whether the engagement might impact the independence of the potential auditor. The process for such an evaluation is to discuss the potential engagement with the principal auditors and the Company’s management at an Audit Committee meeting and determine whether the engagement might impact the independence of the potential auditor. The Audit Committee considers all of the relevant facts and circumstances in making its determination, including the nature of the services to be provided, the estimated fees for the engagement and the principal auditor’s personnel that will be performing the services. All services described below were pre-approved by the Audit Committee.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by KPMG LLP for fiscal years 2004 and 2003 (1):

	2004	2003
Audit Fees - the aggregate fees billed for the audit of annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements(2)	$455,000	$320,000
Audit Related Fees - the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including conducting mergers and acquisitions due diligence	125,000	76,500
Audit Related Sarbanes-Oxley Section 404 Fees - the aggregate fees billed for assurance and related services that are reasonably related to the performance of Sarbanes-Oxley Section 404 testing(3)	1,500,000	—
Tax Fees - the aggregate fees billed for tax compliance, tax advice and tax planning	—	—
All Other Fees - the aggregate fees billed for other products and services	—	—

Total	$2,080,000	$396,500

(1)

The figures reflect fees paid by Click2learn for fiscal year 2003 and, for fiscal year 2004, fees paid by Click2learn from January 1, 2004 through March 18, 2004 and by SumTotal Systems from March 19, 2004 through December 31, 2004.

(2)

The audit fees for 2004 include $112,000 in fees incurred in 2005 related to the audit of the consolidated balance sheet of SumTotal Systems, Inc. as of December 31, 2004, the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended and timely reviews for each 2004 quarter.

(3)	The Sarbanes-Oxley Section 404 related fees for 2004 include $1,293,556 in fees incurred in 2005 related to the audit of internal control over financial reporting as of December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	1.	Consolidated Financial Statements

Refer to the Index to Consolidated Financial Statements in Item 8 herein.

		2.	Financial Statement Schedules

The following consolidated financial statement schedules of SumTotal Systems, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule II – Valuation and Qualifying Accounts

		3.	Exhibits

Refer to the Exhibits Index below.

(b	)	Exhibits Index

		3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

		3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

		3.3	Certification by the Secretary of State of Delaware of the merger of Click2learn, Inc. with and into SumTotal Systems, Inc. on September 17, 2004

		3.4	Certification by the Secretary of State of Delaware of the merger of Docent, Inc. with and into SumTotal Systems, Inc. on September 17, 2004

		4.1	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

		4.2	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

		4.3	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

		4.4	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

		4.5	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

		4.6	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

		4.7	Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

		4.8	Purchase Agreement dated as of June 20, 2003 by and between Click2learn and various investors. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

		4.9	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

		4.10	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

10.1	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	2004 Equity Incentive Plan (incorporated by reference to Form S-4/A, filed January 29, 2004)

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement

10.7*	Form of Change of Control Agreement

10.8*	2004 Executive Incentive Plan

10.9*	2005 Executive Incentive Plan (incorporated by reference to Form 8-K filed on February 22, 2005)

10.10*	2004 Board Cash and Equity Compensation

10.11*	2005 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 23, 2005)

14.1	Code of Ethics for Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 1, 2005	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on behalf of the Registrant in the capacities and on the dates indicated.

SUMTOTAL SYSTEMS, INC.

August 1, 2005	/s/ R. Andrew Eckert
Date	R. Andrew Eckert, Chief Executive Officer
and Director

July 29, 2005	/s/ Kevin Oakes
Date	Kevin Oakes, President and Director

August 1, 2005	/s/ Jack Acosta
Date	Jack Acosta, Director

July 29, 2005	/s/ John W. Coné
Date	John W. Coné, Director

August 1, 2005	/s/ Donald E. Fowler
Date	Donald E. Fowler, Chairperson

Date	Ali R. Kutay, Director

July 29, 2005	/s/ Sally Narodick
Date	Sally Narodick, Director

July 28, 2005	/s/ Vijay Vashee
Date	Vijay Vashee, Director

EXHIBITS

Exhibits Index

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

3.3	Certification by the Secretary of State of Delaware of the merger of Click2learn, Inc. with and into SumTotal Systems, Inc. on September 17, 2004

3.4	Certification by the Secretary of State of Delaware of the merger of Docent, Inc. with and into SumTotal Systems, Inc. on September 17, 2004

4.7

Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

4.8

Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

4.9

Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated December 12, 2000)

4.10	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.11

Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.12

Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.7

Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.8	Purchase Agreement dated as of June 20, 2003 by and between Click2learn and various investors. (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.9	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.10	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

10.4

Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.5	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.6	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	2004 Equity Incentive Plan (incorporated by reference to Form S-4/A, filed January 29, 2004)

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement

10.7*	Form of Change of Control Agreement

10.8*	2004 Executive Incentive Plan

10.9*	2005 Executive Incentive Plan (incorporated by reference to Form 8-K filed on February 22, 2005)

10.10*	2004 Board Cash and Equity Compensation

10.11*	2005 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 23, 2005)

14.1	Code of Ethics for Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SCHEDULE II

SUMTOTAL SYSTEMS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003, and 2002

(In thousands)

	Balance at Beginning of Year	Additions from Acquisitions	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(566)	$(387)	$(651)	$875	$(729)

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(927)	$—	$(744)	$1,105	$(566)

Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(1,430)	$—	$(1,557)	$2,060	$(927)