Form 10-Q
period 2005-03-31
SUMTOTAL SYSTEMS INC
filed 2005-08-01
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$28,681	$25,508
Restricted cash	82	82
Short-term investments	7,602	9,128
Accounts receivable, net of allowance for sales returns and doubtful accounts of $673 and $729, respectively	16,446	18,531
Prepaid expenses and other current assets	2,005	1,781

Total current assets	54,816	55,030

Property and equipment, net	2,734	2,472
Goodwill	27,659	27,659
Intangible assets, net	8,103	9,491
Other assets	1,913	1,140

Total assets	$95,225	$95,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,716	$3,334
Accrued compensation and benefits	3,634	5,148
Other accrued liabilities	3,269	3,403
Restructuring accrual	292	506
Deferred revenue	18,297	14,749

Total current liabilities	28,208	27,140
Deferred revenue, non-current	192	373

Total liabilities	28,400	27,513

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	21	21
Additional paid-in capital	322,477	321,620
Deferred stock-based compensation	(753)	(1,012)
Accumulated other comprehensive loss	(108)	(150)
Accumulated deficit	(254,812)	(252,200)

Total stockholders’ equity	66,825	68,279

Total liabilities and stockholders’ equity	$95,225	$95,792

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended March 31,
	2005	2004
Revenue:
License	$5,543	$2,172
Service and maintenance	11,197	4,932

Total revenue	16,740	7,104

Cost of revenue:
License	154	124
Service and maintenance	5,166	2,794
Amortization of intangible assets	1,388	494

Total cost of revenue	6,708	3,412

Gross margin	10,032	3,692

Operating expenses:
Research and development	2,920	2,305
Sales and marketing	6,204	4,164
General and administrative	3,581	2,278
Restructuring charge	—	889
In-process research and development	—	1,326

Total operating expenses	12,705	10,962

Loss from operations	(2,673)	(7,270)
Interest expense	—	(103)
Interest income	165	47
Other expense, net	(73)	(283)
Equity in losses of an affiliate	—	(169)

Loss before provision for income taxes	(2,581)	(7,778)
Provision for income taxes	31	38

Net loss	$(2,612)	$(7,816)

Net loss per share, basic and diluted	$(0.13)	$(0.66)

Weighted average common shares outstanding, basic and diluted	20,797	11,836

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,612)	$(7,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	476	265
Amortization of intangible assets	1,388	494
Loss on disposal of property and equipment	—	373
Provision for (recovery of) sales returns and doubtful accounts	(56)	194
Amortization of discount on debt	—	89
Stock-based compensation	232	587
In-process research and development	—	1,326
Equity in losses of an affiliate	—	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,141	3,969
Prepaid expenses and other assets	(224)	(281)
Other assets	(773)	1,155
Accounts payable	(618)	(368)
Accrued compensation and benefits	(1,514)	(2,503)
Other accrued liabilities	(134)	855
Restructuring accrual	(214)	718
Deferred revenue	3,367	129

Net cash provided by (used in) operating activities	1,459	(645)

Cash flows from investing activities:
Purchases of property and equipment	(738)	(282)
Cash acquired in acquisitions, net of cash payments	—	25,435
Purchases of short-term investments	(1,278)	(2,497)
Sales of short-term investments	2,800	1,999

Net cash provided by investing activities	784	24,655

Cash flows from financing activities:
Borrowings on line of credit	—	2,400
Repayments on line of credit	—	(6,010)
Net proceeds from the issuance of common stock and common stock warrants and exercises of common stock options	884	325

Net cash provided by (used in) financing activities	884	(3,285)

Effect of foreign exchange rate changes on cash	46	215

Net increase in cash and cash equivalents	3,173	20,940
Cash and cash equivalents at beginning of period	25,508	12,862

Cash and cash equivalents at end of period	$28,681	$33,802

Supplemental disclosure of cash flow information
Interest paid	$—	$103

Taxes paid (refunded)	$(9)	$139

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in acquisition of Docent, Inc.	$—	$55,663

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2005, and for the three-months ended March 31, 2005 and 2004 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. All inter-company transactions have been eliminated in consolidation. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions had been eliminated in consolidation. Investments in a 20% to 50% owned company, which has consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting. On August 5, 2004, we sold our interests in Click2learn Japan KK to Softbank Media and Marketing and as a result we no longer have any equity related expenses relating to the losses of this company.

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

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectability is reasonably assured.

For all sales, SumTotal Systems typically uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

Enterprise customers have the option of purchasing perpetual licenses, time-based licenses or subscription license bundles (typically one year) that include hosting and maintenance and support. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers. SumTotal Systems’ subscription licenses require license holders to pay a monthly fee, which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee, which is recognized ratably over the initial hosting period.

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

Revenue from time-based licenses, subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. Subscription licenses are a bundled offering that includes time-based licenses, hosting and maintenance and support and the related revenue is recognized as service and maintenance revenue on a straight-line basis over the life of the subscription. SumTotal Systems typically bills these contracts in advance and records the billed amounts in deferred revenue.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is anti-dilutive, due to SumTotal Systems’ net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock. No preferred stock was issued and outstanding as of March 31, 2005 or 2004.

The following table sets forth the computation of basic and diluted net loss per share for the three-months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss	$(2,612)	$(7,816)

Weighted average shares used to compute basic and diluted net loss per share	20,797	11,836

Net loss per share, basic and diluted	$(0.13)	$(0.66)

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three-months ended March 31, 2005 are options to acquire approximately 2,799,643 shares of common stock with a weighted average share price of $10.07 and warrants to acquire approximately 1,642,439 shares of common stock with a weighted average share price of $8.50 because their effects would be anti-dilutive.

Excluded from the computation of diluted loss per share for the three-months ended March 31, 2004 are options to acquire approximately 4,841,000 shares of common stock with a weighted average share price of $9.21 and warrants to acquire approximately 2,163,000 shares of common stock with a weighted average share price of $10.83 because their effects would be anti-dilutive.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three-months ended March 31, 2005 and 2004 presented below (in thousands):

	2005	2004
Net loss	$(2,612)	$(7,816)
Unrealized loss on investments	(4)	—
Foreign currency translation adjustment	46	215

	$(2,570)	$(7,601)

SumTotal Systems’ total comprehensive loss for the three-months ended March 31, 2005 and 2004 consisted of net loss, unrealized loss on investments and the change in foreign currency translation adjustments. The tax effects on the unrealized loss on investments and foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $112,000 and $150,000 at March 31, 2005 and December 31, 2004, respectively, and an unrealized loss on investments of $4,000 at March 31, 2005.

Stock-Based Compensation

The intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation Number (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, has been applied to account for SumTotal Systems’ fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. SumTotal Systems currently uses the Black-Scholes option pricing model to value options and is currently assessing which model SumTotal Systems may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our ESPP. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for SumTotal Systems is the first fiscal quarter of 2006.

Upon adoption, this statement will have a significant impact on SumTotal Systems’ consolidated financial statements as SumTotal Systems will be required to expense the fair value of its stock option grants and stock purchases under the ESPP rather than disclose the impact on the consolidated net loss within the footnotes as is the current practice. The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the footnotes based on changes in the fair value of SumTotal Systems’ common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, SumTotal Systems may choose to use a different valuation model to value the compensation expense associated with employee stock options.

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

	Three-months Ended March 31,
	2005	2004
Net loss, as reported	$(2,612)	$(7,816)
Add: Stock-based employee compensation expenses included in reported net loss, net of tax	232	587
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(1,780)	$(1,829)

Pro forma net loss	$(4,160)	$(9,058)

Weighted average common shares outstanding, basic and diluted	20,797	11,836

Net loss per share, basic and diluted:
As reported	$(0.13)	$(0.66)
Pro forma	$(0.20)	$(0.77)

The weighted average fair value of options granted was $5.46 and $1.66 for the three-months ended March 31, 2005 and 2004, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the three-months ended March 31, 2005 and 2004, respectively:

	Options		Employee Stock Purchase Plan
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Volatility	1.08	1.10–1.20	0.39	0.79
Risk free interest rates	3.64%–4.02%	1.25%–3.07%	2.79%	1.01%
Expected lives of options	4.19 years	1- 5 years	6 months	6 months

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

In the three-months ended March 31, 2005 and 2004, SumTotal Systems recorded $232,000 and $63,000 in stock-based compensation expense relating to common stock options issued to former Docent employees, $0 and $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 and $0 and $291,000 in stock-based compensation expense relating to accelerated option vesting for certain employees, respectively.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes made in fiscal years beginning after December 15, 2005, however the adoption of SFAS No. 154 is not expected to have a material affect on SumTotal Systems’ consolidated financial position, results of operations or cash flows.

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

NOTE 3: ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

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

The results of operations of Docent since March 19, 2004 are included in SumTotal Systems’ statement of operations.

Goodwill and other intangibles at March 31, 2005 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(4,685)	$4,967
Customer installed-base relationships	3,054	(722)	2,332
Customer hosted relationships	1,014	(210)	804
Customer contract relationships	2,225	(2,225)	—

	$15,945	$(7,842)	$8,103

There was no impairment of goodwill or intangible assets in the three-months ended March 31, 2005 or 2004.

Expected future amortization expense related to intangible assets is approximately $2,195,000 for the remainder of 2005, $2,336,000 in 2006, $2,020,000 in 2007, $965,000 in 2008, $494,000 in 2009 and $93,000 in 2010.

NOTE 4: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $169,000 in the three-months ended March 31, 2004, representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan K.K. in the three-months ended March 31, 2004. As part of the asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any further equity related expenses relating to the losses of this company.

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

NOTE 6: RESTRUCTURING

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

The following tables depict this restructuring activity for the three-months ended March 31, 2005 and 2004 (in thousands):

	Balance at December 31, 2004	Cash Expenditures	Balance at March 31, 2005
Vacated facilities	$506	$(214)	$292

	$506	$(214)	$292

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at March 31, 2004
Vacated facilities	$—	$800	$172	$(24)	$948
Employee severance	—	—	717	(147)	570

	$—	$800	$889	$(171)	$1,518

Accrued amounts for vacated facilities will be paid over the lease term of the Mountain View, California, Framingham, Massachusetts and Bellevue, Washington facilities, which end in May 2005, January 2006 and December 2008, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Contractual obligations at March 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –2 years	2 –3 years	3 –4 years	4 –5 years
Operating leases	$5,530	$1,594	$1,402	$1,325	$923	$286
Accrued restructured facility lease payments	291	224	26	24	17	—

	$5,821	$1,818	$1,428	$1,349	$940	$286

Rent expense under operating leases was approximately $548,000 and $735,000 during the three-months ended March 31, 2005 and 2004, respectively.

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

NOTE 9: SEGMENT INFORMATION

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

Revenues by geographic region which are based on the location of the customers are as follows for the three-months ended March 31, 2005 and 2004 (in thousands):

	2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$12,529	75%	$5,792	82%
Europe	2,810	17%	930	13%
Other Americas	767	4%	82	1%
Asia/Pacific	634	4%	300	4%

	$16,740	100%	$7,104	100%

Long-lived assets, which represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	March 31, 2005	December 31, 2004
North America	$39,514	$39,959
Europe	205	203
India	540	439
Asia/Pacific	150	161

	$40,409	$40,762

No customers accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three-months ended March 31, 2005 or 2004.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at March 31, 2005. One customer accounted for 15% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2004.

NOTE 10: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

NOTE 11: SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2004.

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

The financial results demonstrate year-over-year improvements in most areas – revenue in the quarter was $16.7 million, as compared to $7.1 million in the first quarter of 2004. Gross margin was $10.0 million, as compared to $3.7 million and the net loss was reduced to $2.6 million, as compared to $7.8 million in the first quarter of 2004. These results reflect our ability to generate revenue from the Docent installed customer-base in addition to the Click2learn installed customer-base and our success in generating business from new customers as a result of increased sales coverage following the acquisition and also as a result of the success of the new product suite, SumTotal Systems Enterprise Suite 7.0 and 7.1 (“SumTotal 7.0 Series”), which was originally released in December 2004, and updated in April 2005.

Our balance sheet continued to strengthen. Cash flow generated from operations in the quarter was $1.6 million, as compared to cash used in operations of $0.6 million in the first quarter of 2004. As a result, cash, cash equivalents and short-term investments as of March 31, 2005 totaled $36.4 million, an increase of $1.7 million since December 31, 2004. Deferred revenue during the quarter also increased $3.4 million, or 23%, to $18.5 million at March 31, 2005, reflecting a healthy rate of incoming business that we have invoiced but not yet taken revenue.

On the negative side, completion of management’s assessment of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”) was delayed and management has concluded that it has a number of material control weaknesses that are described elsewhere in this filing. The Company is treating this matter very seriously and has taken and continues to take further actions to improve internal controls.

As of March 31, 2005, we had $28.7 million in cash and cash equivalents and $7.6 million in short term investments. These balances, together with the cash generated from operations, provide sufficient funds to finance operations for at least the next twelve months.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”) and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets;

•	restructuring; and

•	allowance for deferred tax assets.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

We have had no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on August 1, 2005.

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended March 31, 2005 and 2004:

	2005	2004
Revenue:
License	33.1%	30.6%
Service and maintenance	66.9	69.4

Total revenue	100.0	100.0

Cost of revenue:
License and amortization of intangible assets	9.2	8.7
Service and maintenance	30.9	39.3

Total cost of revenue	40.1	48.0

Gross margin	59.9	52.0

Operating expenses:
Research and development	17.4	32.4
Sales and marketing	37.1	58.6
General and administrative	21.4	32.1
Restructuring charge	—	12.5
In-process research and development	—	18.7

Total operating expenses	75.9	154.3

Loss from operations	(16.0)	(102.3)
Other income (expense), net	0.6	(7.2)

Loss before income taxes	(15.4)	(109.5)
Provision for income taxes	(0.2)	(0.5)

Net loss	(15.6)%	(110.0)%

Revenue

Total revenue increased $9.6 million, or 135%, to $16.7 million for the three-months ended March 31, 2005, from $7.1 million for the same period in 2004. Approximately $9.9 million of total revenue was from sales related to the Docent software platform and approximately $6.8 million was from sales related to the Click2learn software platform and the new SumTotal 7.0 Series. The increase is primarily attributable to the acquisition of the Docent software platform and its installed customer-base on March 18, 2004.

For the three-months ended March 31, 2005, revenue from foreign sales increased $2.9 million, or 223%, to $4.2 million, as compared to $1.3 million for the same period in 2004, and accounted for approximately 25% of total revenue. The increase in international revenue is due to a greater international presence resulting from the acquisition of Docent and our success in winning a number of large contracts, particularly in Europe, where revenue increased $1.8 million, or 180%, from $1.0 million for the three-months ended March 31, 2004 to $2.8 million for the same period in 2005.

No customers accounted for greater than 10% of our total consolidated revenue in the three-months ended March 31, 2005 or 2004.

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

License revenue. For the three-months ended March 31, 2005, license revenue increased $3.3 million, or 150%, to $5.5 million, as compared to $2.2 million for the same period in 2004. Approximately $3.2 million of the license revenue increase was the result of adding the Docent software platform to our portfolio of products. Prices per license seat are not comparable between the three-months ended March 31, 2005 and the same period in 2004, as the license revenue by product mix has changed significantly since the merger with Docent on March 18, 2004.

At March 31, 2005, we had $5.3 million in deferred license revenue, consisting of numerous contracts that should become recognizable as revenue throughout fiscal 2005 and 2006.

Service and maintenance revenue. Service and maintenance revenue for the three-months ended March 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Maintenance	$4,188	$1,840
Hosting	1,842	878
Training	734	407
Consulting	4,250	1,767
Application service provider	183	40

	$11,197	$4,932

For the three-months ended March 31, 2005, service and maintenance revenue increased $6.3 million, or 129%, to $11.2 million, as compared to $4.9 million for the same period in 2004 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased 133% to $4.2 million for the three-months ended March 31, 2005, from $1.8 million for the same period in 2004. The maintenance revenue increase was primarily the result of adding the Docent installed customer-base and increased sales of the Click2learn software platform. Hosting revenue increased 100% to $1.8 million for the three-months ended March 31, 2005, from $0.9 million for the same period in 2004 due to the addition of the Docent installed customer-base. Training revenue increased 75% to $0.7 million for the three-months ended March 31, 2005, from $0.4 million for the same period in 2004 due to the addition of the Docent installed customer-base. Consulting revenue increased 139% to $4.3 million for the three-months ended March 31, 2005, from $1.8 million for the same period in 2004. We recorded an additional $2.5 million of consulting revenue due to the addition of the Docent installed customer-base.

Price changes in service and maintenance revenue had no material effect on the three-months ended March 31, 2005, as compared to the same period in 2004.

Cost of Revenue

For the three-months ended March 31, 2005, total cost of revenue increased $3.3 million, or 97%, to $6.7 million, as compared to $3.4 million for the same period in 2004. This was a result of the increase in the amortization of intangible assets, the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent, costs associated with hosting the Docent customer installed-base and additional third party consulting costs associated with Docent product implementations in Europe.

Cost of license. For the three-months ended March 31, 2005, total cost of license revenue increased to $0.2 million, as compared to $0.1 million for the same period in 2004. Our cost of license revenue includes the cost of third party software and content we resell and the cost of manuals, production media and shipping costs.

Gross margin for license, including amortization of intangibles, remained constant at 72% for the three-months ended March 31, 2005 and 2004. Despite additional amortization of intangibles in the three-months ended March 31, 2005 versus the three-months ended March 31, 2004, increased license revenues without incremental costs kept the gross margin for license constant over both periods.

Cost of service and maintenance. For the three-months ended March 31, 2005, total cost of service and maintenance revenue increased $2.4 million, or 86%, to $5.2 million, as compared to $2.8 million for the same period in 2004. The increase is due to the addition of thirty-four Docent service and maintenance personnel following the merger with Docent on March 18, 2004.

Gross margin for service and maintenance increased to 54% for the three-months ended March 31, 2005 from 43% in the same period in 2004. The improvements in gross margin for service and maintenance are due to maintenance renewal contracts being signed for the Docent maintenance installed customer-base and increased revenues without incremental costs.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product. We recorded amortization expenses of $0.2 million for the three-months ended March 31, 2005 and 2004, respectively.

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. For the three-months ended March 31, 2005, amortization of intangibles increased $0.9 million, or 180%, to $1.4 million, as compared to $0.5 million for the same period in 2004. The increase for the three-months ended March 31, 2005 is primarily due to $1.1 million of amortization associated with the intangible assets acquired as a result of the merger with Docent and the asset purchase agreements with distributors in Japan and Australia, offset by a reduction in amortization expenses resulting from other intangible assets which were fully amortized in the later fiscal quarters of 2004.

Operating Expenses

Research and development. For the three-months ended March 31, 2005, total research and development cost increased $0.6 million, or 26%, to $2.9 million, as compared to $2.3 million for the same period in 2004. Expenses relating to research and development personnel for the three-months ended March 31, 2005 increased $0.8 million, or 42%, to $2.7 million, as compared to $1.9 million for the same period in 2004. The increase is due to the addition of nineteen Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. Consulting expenses for the three-months ended March 31, 2005 decreased to $0.2 million, as compared to $0.4 million for the same period in 2004. Additional consultants were needed to support work on our product platform throughout 2004.

We expect research and development expenses to increase slightly on a quarterly basis through the end of fiscal 2005 due to additional consulting services relating to future versions of SumTotal 7.0 Series.

Sales and marketing. For the three-months ended March 31, 2005, total sales and marketing cost increased $2.0 million, or 48%, to $6.2 million, as compared to $4.2 million for the same period in 2004. Expenses relating to sales and marketing personnel for the three-months ended March 31, 2005 increased $2.1 million, or 62%, to $5.5 million, as compared to $3.4 million for the same period in 2004. Marketing programs expenses remained relatively unchanged between periods.

We expect sales and marketing expenses to increase slightly on a quarterly basis through the end of fiscal 2005.

General and administrative. For the three-months ended March 31, 2005, total general and administrative cost increased $1.3 million, or 57%, to $3.6 million, as compared to $2.3 million for the same period in 2004. Expenses relating to general and administrative personnel for the three-months ended March 31, 2005 increased $0.1 million, or 5%, to $2.1 million, as compared to $2.0 million for the same period in 2004. In addition, for the three-months ended March 31, 2005, we incurred $0.8 million in additional accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 and $0.4 million in additional legal expenses.

We expect general and administrative expenses to increase slightly in the second fiscal quarter of 2005 due primarily to $1.2 million in expected expenses related to Sarbanes-Oxley Section 404 certification procedures and legal expenses. Subsequent to the second fiscal quarter of 2005, we expect our general and administrative expenses to decrease slightly and then remain relatively constant throughout the remainder of fiscal 2005.

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

In-process research and development. Associated with the merger with Docent, SumTotal Systems assigned $1.3 million to in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were estimated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005 respectively.

Stock-based compensation. For the three-months ended March 31, 2005 and 2004, stock-based compensation expense relating to common stock options was $232,000 and $587,000, respectively. Stock-based compensation expense is allocated based on the function of employees. SumTotal Systems recognized $232,000 in amortization of unearned stock based compensation in the three-months ended March 31, 2005. Stock-based compensation expense relating to common stock options issued to former Docent employees was $63,000 for the three-months ended March 31, 2004. SumTotal Systems recognized $524,000 as a result of accelerated option vesting for certain directors and officers of both Click2learn and Docent as a result of the transaction for the three-months ended March 31, 2004.

Interest expense. For the three-months ended March 31, 2005, interest expense decreased to $0, as compared to $103,000 for the same period in 2004. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, we cancelled our $10.0 million working capital line Silicon Valley Bank. We incurred a charge of $67,000 associated with warrants related to cancellation of our line of credit in the first quarter of fiscal 2004.

Interest income. For the three-months ended March 31, 2005, interest income increased $118,000, or 251%, to $165,000, as compared to $47,000 for the three-months ended March 31, 2004. Interest income increased due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent merger, collections of accounts receivable and net proceeds from the issuance of common stock.

Other income (expenses), net. For the three-months ended March 31, 2005, other expense decreased $210,000, or 74%, to $73,000, as compared to $283,000 for the same period in 2004. The decrease was primarily due to $93,000 in foreign exchange gains in the three months ended March 31, 2005 as compared to $159,000 in foreign exchange losses and $112,000 for state and local fees in the three months ended March 31, 2004.

Equity in losses of an affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our ownership portion of the joint ventures’ net income or loss. For the three-months ended March 31, 2005, our equity in losses of an affiliate decreased to $0, as compared to $169,000 for the same period in 2004. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any future equity related expenses relating to the losses of this company.

Foreign and state income taxes. For the three-months ended March 31, 2005, we recorded a provision for income tax expense of $31,000 related to foreign and state income taxes, as compared to a provision for income tax expense of $38,000 for the same period in 2004.

Liquidity and Capital Resources

At March 31, 2005, our principal sources of liquidity were our $28.7 million of cash and cash equivalents and $7.6 million of short-term investments.

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

Net cash provided by operating activities was $1.5 million for the three-months ended March 31, 2005. The cash provided during the period was due to net collection of receivables of $2.1 million, a $3.4 million increase in deferred revenue due to additional invoiced bookings during the period, and non-cash activities consisting of $1.4 million for the amortization of intangible assets, $0.5 million for depreciation and amortization of property and equipment and $0.2 million for stock-based compensation, offset by a net loss of $2.6 million, a $1.5 million decrease in accrued compensation and benefits, a $0.8 million increase in other long-term assets, a $0.6 million decrease in accounts payable, a $0.2 million increase in prepaid expenses and other current assets, a $0.1 million decrease in accrued liabilities, a $0.2 million decrease in the restructuring accrual, and non-cash activities consisting of a $0.1 million decrease for provision for sales returns and doubtful accounts.

Net cash used for operating activities was $0.7 million in the three months ended March 31, 2004. The cash used during the period was due to a net loss of $7.8 million, offset by non-cash charges and the collections of the acquired accounts receivable from Docent. Cash collections from March 19, 2004 to March 31, 2004 associated with the $5.8 million accounts receivable acquired from Docent on March 18, 2004 were $1.9 million. Non-cash charges consisted of $1.3 million for in-process research and development, $0.5 million for the acceleration of stock option vesting, $0.5 million for the amortization of intangible assets, $0.4 million for a loss on the disposal of property and equipment, $0.3 million for depreciation and amortization, $0.2 million for provision for returns and doubtful accounts, and $0.2 million for equity in losses of an affiliate.

Net cash provided by investing activities was $0.8 million for the three-months ended March 31, 2005 due to $1.5 million in net sales of short-term investments, offset by $0.7 million in purchases of equipment.

Net cash provided by investing activities was $24.7 million for the three months ended March 31, 2004, primarily due to the $25.4 million of cash acquired in acquisition, net of payments, associated with the Docent merger.

Net cash provided by in financing activities was $0.9 million for the three-months ended March 31, 2005 due to net proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and exercises of common stock options.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2004 due primarily to extinguishing the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003. In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $0.1 million to Silicon Valley Bank associated with the cancellation and incurred a charge of $0.1 million associated with warrants related to the line of credit.

At March 31, 2005, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –2 years	2 –3 years	3 –4 years	4 –5 years
Operating leases	$5,530	$1,594	$1,402	$1,325	$923	$286
Accrued restructured facility lease payments	292	225	26	24	17	—

	$5,822	$1,819	$1,428	$1,349	$940	$286

We have entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for our offices throughout the United States and for our international subsidiaries with original lease periods expiring through 2010. In addition, we are under contract to fulfill facility leases for offices that were subleased to third party companies under restructuring plans. The difference between the future operating lease liabilities and the fair market value of the operating leases is accrued within the restructuring accrual balance.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes made in fiscal years beginning after December 15, 2005, however the adoption of SFAS No. 154 is not expected to have a material affect on our consolidated financial position, results of operations or cash flows.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $4.45 per share on July 22, 2005, providing us a total market capitalization of approximately $93.1 million. The carrying value of our goodwill and intangible assets on March 31, 2005 was $27.7 million and $8.1 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

We may be unable to successfully manage the product transition to SumTotal 7.0 Series and/or subsequent releases.

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in May 2005, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement SumTotal 7.0 Series. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of Defects and increased support requirements due to the complexity of the new product. If we fail to successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we have in connection with 2004, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. During this process, we are unable to effectively remediate our material weaknesses, or if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

The purpose of the acceleration is to enable us to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on our consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective to us beginning in the first quarter of fiscal year 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles because these were not a modification of the option grants. We also believe that because the options to be accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. However, as a result of the acceleration, we will lose the retention value of the unvested options, and as a result, certain key employees may leave.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three-months ended March 31, 2005 and 2004, international revenue from our foreign subsidiaries accounted for approximately 25% and 18%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three-months ended March 31, 2005 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

We have not entered into any forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event that our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005 because of the material weaknesses discussed below.

To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2005:

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

•	Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•	We had inadequately trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	We had inadequate monitoring controls, including the inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•	The general controls over our IT environment were not adequately documented or monitored. In addition, access controls and segregation of duties between key IT functions were inadequate;

•	We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period end financial statement preparation and reporting process were either not designed appropriately or did not operate as designed; and

•	There was inadequate communication from management to employees regarding the general importance of controls and employees’ duties and control responsibilities.

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

7. Inadequate controls over accounting for investments. We did not have effective policies and procedures regarding the review of investments managed by a third party. This deficiency resulted in a material misclassification error between cash equivalents and short-term investments and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

(c) Changes in Internal Control Over Financial Reporting

Our management is treating these material weaknesses very seriously and has undertaken the following actions to remediate them:

For the quarter ended December 31, 2004:

•	Hired additional qualified personnel in accounting and IT. This includes a Vice President of Finance-Europe in November 2004, a Director of Information Technology in November 2004 and a Director of Revenue Accounting in December 2004.

For the quarter ended March 31, 2005:

•	Implemented enhanced procedures for the preparation and review of financial statements, review of account reconciliations, analyses and journal entries; and

•	Implemented improved procurement cutoff procedures.

For the quarter ended June 30, 2005:

•	Hired a new Corporate Controller in June 2005;

•	Implemented improved procedures in April 2005 to ensure that all wire and investment transfers were adequately approved;

•	Implemented a tighter review of expense reports, commission payments and other disbursements; and

•	Implemented better monitoring of our investments to ensure compliance with policy and correct classification in the financial statements.

These changes are part of our overall program that is intended to remediate all material weaknesses by December 31, 2005.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Report on Form 8-K filed on February 2, 2005, under Items 2.02 and 9.01, furnishing the press release containing financial information for the year ended December 31, 2004.

Report on Form 8-K filed on February 23, 2005, under Items 1.01 and 9.01, furnishing the SumTotal Systems Executive Incentive Plan 2005.

Report on Form 8-K filed on February 23, 2005, under Item 1.01, furnishing the approval of the cash and equity compensation for our non-executive directors.

Report on Form 8-K filed on March 8, 2005, under Items 8.01 and 9.01, furnishing the press release announcing our inability to file our annual report on Form 10-K on a timely basis and forward-looking statements relating to, among other things, our non-compliance with Section 404 of Sarbanes-Oxley Act of 2002 and its filing of its Form 10-K.

Report on Form 8-K filed on March 10, 2005, under Items 8.01 and 9.01, furnishing a Frequently Asked Questions (“FAQ”) listing in which we responded to certain questions regarding the inability to file our annual report on Form 10-K on a timely basis and our non-compliance with Section 404 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K filed on April 6, 2005, under Items 3.01 and 9.01, furnishing the announcement that we received a Staff Determination notice from the NASDAQ National Market stating that we were not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because we had not yet filed our Report on Form 10-K for our fiscal year ended December 31, 2004.

Report on Form 8-K filed on April 20, 2005, under Items 8.01 and 9.01, furnishing a letter and FAQ dated April 19, 2005 that we sent, or will send, to certain of our customers regarding the delay in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Report on Form 8-K filed on April 28, 2005, under Items 2.02 and 9.01, furnishing the press release containing financial information for the three-months ended March 31, 2005.

Report on Form 8-K filed on May 16, 2005, under Items 7.01 and 9.01, furnishing Presentation Slides for our Investor Conference dated May 13, 2005.

Report on Form 8-K filed on May 19, 2005, under Item 1.01, furnishing a schedule of our approved cash compensation for our non-employee directors.

Report on Form 8-K filed on May 27, 2005, under Item 1.01, furnishing a schedule of approved restricted stock grants to certain of our executive staff.

Report on Form 8-K filed on June 1, 2005, under Item 1.01, furnishing the approval of the acceleration of vesting of certain unvested and “out-of-the-money” stock options.

Report on Form 8-K filed on July 18, 2005, under Item 1.01, furnishing a schedule of approved common stock option grants to certain of our executive staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 1, 2005 Date	/s/ NEIL J. LAIRD
Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)