Form 10-Q
period 2005-06-30
SUMTOTAL SYSTEMS INC
filed 2005-08-09
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of August 3, 2005 was approximately 21,185,916 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARI ES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$31,996	$25,508
Restricted cash	82	82
Short-term investments	4,656	9,128
Accounts receivable, net of allowance for sales returns and doubtful accounts of $755 and $729, respectively	15,880	18,531
Prepaid expenses and other current assets	1,771	1,781

Total current assets	54,385	55,030

Property and equipment, net	2,755	2,472
Goodwill	27,659	27,659
Intangible assets, net	7,392	9,491
Other assets	1,910	1,140

Total assets	$94,101	$95,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,685	$3,334
Accrued compensation and benefits	3,792	5,148
Other accrued liabilities	3,822	3,403
Restructuring accrual	144	506
Deferred revenue	19,471	14,749

Total current liabilities	29,914	27,140

Other accrued liabilities, non-current	76	—
Deferred revenue, non-current	213	373

Total liabilities	30,203	27,513

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	21	21
Additional paid-in capital	323,631	321,620
Deferred stock-based compensation	(1,755)	(1,012)
Accumulated other comprehensive income (loss)	179	(150)
Accumulated deficit	(258,178)	(252,200)

Total stockholders’ equity	63,898	68,279

Total liabilities and stockholders’ equity	$94,101	$95,792

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SY STEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License	$5,114	$5,956	$10,657	$8,128
Service and maintenance	10,773	8,129	21,970	13,061

Total revenue	15,887	14,085	32,627	21,189

Cost of revenue:
License	706	80	860	204
Service and maintenance	4,834	4,962	10,000	7,756
Amortization of intangible assets	711	1,407	2,099	1,901

Total cost of revenue	6,251	6,449	12,959	9,861

Gross margin	9,636	7,636	19,668	11,328

Operating expenses:
Research and development	2,909	2,977	5,829	5,282
Sales and marketing	5,923	5,876	12,127	10,040
General and administrative	3,895	2,565	7,476	4,843
Restructuring charge	—	248	—	1,137
In-process research and development	—	—	—	1,326

Total operating expenses	12,727	11,666	25,432	22,628

Loss from operations	(3,091)	(4,030)	(5,764)	(11,300)

Interest expense	(1)	(18)	(1)	(121)
Interest income	190	59	355	106
Other expense, net	(434)	(75)	(507)	(358)
Equity in losses of an affiliate	—	—	—	(169)

Loss before provision for income taxes	(3,336)	(4,064)	(5,917)	(11,842)
Provision for income taxes	30	38	61	76

Net loss	$(3,366)	$(4,102)	$(5,978)	$(11,918)

Net loss per share, basic and diluted	$(0.16)	$(0.20)	$(0.29)	$(0.74)

Weighted average common shares outstanding, basic and diluted	20,911	20,429	20,854	16,109

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,978)	$(11,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	887	785
Amortization of intangible assets	2,099	1,901
Accretion on interest on short-term investments	(89)	—
Loss on disposal of property and equipment	26	373
Provision for (recovery of) sales returns and doubtful accounts	26	(279)
Amortization of discount on debt	—	89
Stock-based compensation	383	845
In-process research and development	—	1,326
Equity in losses of an affiliate	—	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,625	6,193
Prepaid expenses and other assets	10	(273)
Other assets	(770)	1,494
Accounts payable	(649)	(506)
Accrued compensation and benefits	(1,326)	—
Other accrued liabilities	465	(1,790)
Restructuring accrual	(362)	218
Deferred revenue	4,562	2,880

Net cash provided by operating activities	1,909	1,507

Cash flows from investing activities:
Purchases of property and equipment	(1,215)	(558)
Proceeds on sale of property and equipment	12	—
Cash acquired in acquisitions, net of cash payments	—	25,432
Purchases of short-term investments	(4,285)	(2,497)
Sales of short-term investments	8,841	2,998

Net cash provided by investing activities	3,353	25,375

Cash flows from financing activities:
Borrowings on line of credit	—	2,400
Repayments on line of credit	—	(6,010)
Net proceeds from the issuance of common stock and exercises of common stock options	885	695

Net cash provided by (used in) financing activities	885	(2,915)

Effect of foreign exchange rate changes on cash	341	290

Net increase in cash and cash equivalents	6,488	24,257
Cash and cash equivalents at beginning of period	25,508	12,862

Cash and cash equivalents at end of period	$31,996	$37,119

Supplemental disclosure of cash flow information
Interest paid	$1	$121

Taxes paid (refunded)	$156	$68

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in acquisition of Docent, Inc.	$—	$55,663

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 30, 2005, and for the three and six-months ended June 30, 2005 and 2004 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Investments in a 20% to 50% owned company, which consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting for the three and six-months ended June 30, 2004. On August 5, 2004, we sold our interest in Click2learn Japan KK to Softbank Media and Marketing, and as a result, we no longer have any equity related expenses relating to the losses of this company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, the allowance for sales returns and doubtful accounts, intangible assets and restructuring. Actual results could differ from those estimates.

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectability is probable.

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

At the time of each transaction, SumTotal Systems assesses whether the software license fee associated with its revenue is fixed or determinable and whether or not collection is probable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable.

Probability of collection is based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. Collateral is not requested from customers. If SumTotal Systems determines at the time of the transaction that collection of a fee is not probable, revenue is deferred until the time collection becomes reasonably assured, generally when payment is received.

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is anti-dilutive, due to SumTotal Systems’ net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same. No preferred stock was issued and outstanding as of June 30, 2005 or 2004.

Excluded from the computation of diluted loss per share for the three and six-months ended June 30, 2005 are options to acquire approximately 5,426,000 shares of common stock with a weighted average share price of $8.23 and warrants to acquire approximately 1,646,000 shares of common stock with a weighted average share price of $8.58 because their effects would be anti-dilutive. Excluded from the computation of diluted loss per share for the three and six-months ended June 30, 2004 are options to acquire approximately 6,314,000 shares of common stock with a weighted average share price of $8.57 and warrants to acquire approximately 2,163,000 shares of common stock with a weighted average share price of $10.83 because their effects would be anti-dilutive.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three and six-months ended June 30, 2005 and 2004 presented below (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(3,366)	$(4,102)	$(5,978)	$(11,918)
Unrealized loss on investments	(1)	—	(5)	—
Foreign currency translation adjustment	288	75	334	290

	$(3,079)	$(4,027)	$(5,649)	$(11,628)

SumTotal Systems’ total comprehensive loss for the three and six-months ended June 30, 2005 and 2004 consisted of net loss, unrealized loss on investments and the change in foreign currency translation adjustments. The tax effects on the unrealized loss on investments and foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $184,000 and $150,000 at June 30, 2005 and December 31, 2004, respectively, and an unrealized loss on investments of $5,000 at June 30, 2005.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,366)	$(4,102)	$(5,978)	$(11,918)
Add: Stock-based employee compensation expenses included in reported net loss, net of tax	151	258	383	845
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(10,199)	$(1,278)	$(11,979)	$(3,107)

Pro forma net loss	$(13,414)	$(5,122)	$(17,603)	$(14,180)

Weighted average common shares outstanding, basic and diluted	20,911	20,429	20,854	16,109

Net loss per share, basic and diluted:
As reported	$(0.16)	$(0.20)	$(0.29)	$(0.74)
Pro forma	$(0.64)	$(0.25)	$(0.84)	$(0.88)

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The weighted average fair value of options granted was $3.76 and $6.22 for the three-months ended June 30, 2005 and 2004, respectively. The weighted average fair value of options granted was $4.01 and $6.28 for the six-months ended June 30, 2005 and 2004, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the three and six-months ended June 30, 2005 and 2004, respectively:

	Options		Employee Stock Purchase Plan		Options		Employee Stock Purchase Plan
	Three-Months Ended June 30,		Three-Months Ended June 30,		Six-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

Volatility	1.0625	1.19	0.39	0.79	1.0625-1.08	1.19-1.20	0.39	0.79

Risk free interest rates	3.63%-4.13%	1.48%-3.86%	2.79%	1.01%	3.63%-4.13%	1.48%-3.86%	2.79%	1.01%

Expected lives of options	3.97 years	1-5 years	6 months	6 months	3.97-4.19 years	1-5 years	6 months	6 months

In the three-months ended June 30, 2005 and 2004, SumTotal Systems recorded $121,000 and $258,000 in stock-based compensation expense relating to common stock options issued to former Docent employees, $0 and $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan, as required by FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, $0 and $291,000 in stock-based compensation expense relating to accelerated option vesting for certain employees, and $30,000 and $0 in stock-based compensation expense relating to restricted stock issued to SumTotal executives, respectively.

In the six-months ended June 30, 2005 and 2004, SumTotal Systems recorded $353,000 and $321,000 in stock-based compensation expense relating to common stock options issued to former Docent employees, $0 and $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan, as required by FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, $0 and $291,000 in stock-based compensation expense relating to accelerated option vesting for certain employees, and $30,000 and $0 in stock-based compensation expense relating to restricted stock issued to SumTotal executives, respectively.

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

The results of operations of Docent since March 19, 2004 are included in SumTotal Systems’ consolidated statements of operations.

Goodwill and other intangibles at June 30, 2005 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(5,183)	$4,469
Customer installed-base relationships	3,054	(886)	2,168
Customer hosted relationships	1,014	(260)	754
Customer contract relationships	2,225	(2,225)	—

	$15,945	$(8,554)	$7,391

Expected future amortization expense related to intangible assets is approximately $1,483,000 for the remainder of 2005, $2,336,000 in 2006, $2,020,000 in 2007, $965,000 in 2008, $494,000 in 2009 and $93,000 in 2010.

NOTE 4: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $0 and $169,000 in the three and six-months ended June 30, 2004, representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan KK in the three and six-months ended June 30, 2004. As part of the asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing, as a result we will have no further equity related expenses relating to the losses of this company.

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

$800,000 of the Docent purchase price has been allocated to the liability for future rental costs for a building in Mountain View, California that was exited in September 2002.

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

The following tables depict this restructuring activity for the six-months ended June 30, 2005 and 2004 (in thousands):

	Balance at December 31, 2004	Cash Expenditures	Balance at June 30, 2005
Vacated facilities	$506	$(362)	$144

	$506	$(362)	$144

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at June 30, 2004
Vacated facilities	$—	$800	$327	$(181)	$946
Employee severance	—	—	810	(738)	72

	$—	$800	$1,137	$(919)	$1,018

Accrued amounts for vacated facilities will be paid over the remaining lease terms of the Framingham, Massachusetts and Bellevue, Washington facilities, which end in January 2006 and December 2008, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Contractual obligations at June 30, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–2 years	2–3 years	3–4 years	4–5 years
Operating leases	$5,224	$1,549	$1,384	$1,279	$781	$231
Accrued restructured facility lease payments	144	84	26	23	11	—

	$5,368	$1,633	$1,410	$1,302	$792	$231

Rent expense under operating leases was approximately $678,000 and $$477,000 during the three-months ended June 30, 2005 and 2004, respectively, and $1,227,000 and $858,000 during the six-months ended June 30, 2005 and 2004, respectively.

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

Revenues by geographic region which are based on the location of the customers are as follows for the three and six-months ended June 30, 2005 and 2004 (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
United States	$11,763	$10,645	$24,292	$16,437
Europe	2,997	2,616	5,807	3,546
Other Americas	520	230	1,287	312
Asia/Pacific	607	594	1,241	894

	$15,887	$14,085	$32,627	$21,189

Long-lived assets, which represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	June 30, 2005	December 31, 2004
North America	$38,704	$39,959
Europe	288	203
India	583	439
Asia/Pacific	141	161

	$39,716	$40,762

No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three and six-months ended June 30, 2005 or 2004.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at June 30, 2005. One customer accounted for 15% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2004.

NOTE 10: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

NOTE 11: SUBSEQUENT EVENTS

On July 13, 2005, SumTotal Systems entered into a five year lease for new office premises for its U.K. operations. SumTotal Systems plans to move into the new location during September 2005, and at that point, will exit its current location. As of June 30, 2005, the remaining lease obligation on the current premises through November 2007 was $446,000.

On August 3, 2005, SumTotal Systems announced the signing of a definitive merger agreement to acquire Pathlore Software Corporation (“Pathlore”) for approximately $48 million. At the closing of the acquisition, Pathlore shareholders will receive approximately $29 million in cash and 4 million shares of SumTotal Systems common stock. The Company will also incur additional cash obligations due to deal-related and severance expenses. The company plans to fund the cash element of the transaction, in part, by establishing a new $22.5 million credit facility. The proposed transaction has been approved by the SumTotal and Pathlore Boards of Directors. Completion of the acquisition will be subject to Pathlore stockholder approval, customary closing conditions, and the issuance of a permit from the Commissioner of Corporations for the State of California so that the issuance of the Company’s stock will be exempt from registration under the Securities Act of 1933. The proposed transaction is expected to close within 90 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company’s revenue in the quarter ended June 30, 2005 was $15.9 million, an increase of 13% from $14.1 million in the same quarter in 2004. For the six month period ended June 30, 2005 revenue was $32.6 million which was 54% higher than $21.2 million in the first six months of 2004. The 2004 numbers include the period from January 1st to March 18, 2004 which was prior to the acquisition of Docent Inc., The growth was primarily the result of additional services business as we were successful in signing up existing Docent customer to SumTotal maintenance and hosting contracts, as well as selling implementation and other services to the existing installed base and to new customers.

Gross margins improved to 61% and 60% in the three and six month periods ended June 30, 2005, respectively compared to 54% and 53% in the same periods in 2004 as a result of the revenue growth and good control of costs.

Operating expenses in the quarter ended June 30, 2005 were $12.7 million which was $1.0 million higher than $11.7 million in 2004. We incurred expenses associated with completing our management assessment of internal controls required under section 404 of the Sarbanes-Oxley Act of 2003 of $1.2 million in the 2005 quarter compared to $0.1 million in the second quarter of 2004.

Overall the Company improved its loss from $4.1 million in the second quarter of 2004 to $3.3 million in the second quarter of 2005. For the six month period the loss improved from $11.8 million in 2004 to $6.0 million in 2005.

Despite the additional expenses incurred as a result of Sarbanes-Oxley compliance, the Company has made good progress in controlling expenses and achieving the synergies anticipated from the acquisition of Docent and combined with the revenue growth has made progress in reducing it losses. In addition, the Company has been able to generate positive cash flow from operating activities and increased its combined cash, cash equivalents and short-term investments balances in the first six months of 2005.

As of June 30, 2005, we had $32.0 million in cash and cash equivalents and $4.7 million in short-term investments. These balances, together with the cash generated from operations, provide sufficient funds to finance operations for at least the next twelve months.

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

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the three and six-months ended June 30, 2005 and 2004:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License	32.2%	42.3%	32.7%	38.4%
Service and maintenance	67.8	57.7	67.3	61.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License and amortization of intangible assets	8.9	10.6	9.1	0.9
Service and maintenance	30.4	35.2	30.6	36.6

Total cost of revenue	39.3	45.8	39.7	46.5

Gross margin	60.7	54.2	60.3	53.5

Operating expenses:
Research and development	18.3	21.1	17.9	24.9
Sales and marketing	37.3	41.7	37.2	47.4
General and administrative	24.5	18.2	22.9	22.9
Restructuring charge	—	1.8	—	5.4
In-process research and development	—	—	—	6.2

Total operating expenses	80.1	82.8	77.9	106.8

Loss from operations	(19.5)	(28.6)	(17.6)	(53.3)
Other income (expense), net	(1.5)	(0.3)	(0.5)	(2.6)

Loss before income taxes	(21.0)	(28.9)	(18.1)	(55.9)
Provision for income taxes	(0.2)	(0.2)	(0.2)	(0.3)

Net loss	(21.2)%	(29.1)%	(18.3)%	(56.2)%

Revenue

Total revenue increased $1.8 million, or 13%, to $15.9 million for the three-months ended June 30, 2005, from $14.1 million for the same period in 2004.

Total revenue increased $11.4 million, or 54%, to $32.6 million for the six-months ended June 30, 2005, from $21.2 million for the same period in 2004.

For the three-months ended June 30, 2005, revenue from foreign sales increased $0.7 million, or 24%, to $4.1 million, as compared to $3.4 million for the same period in 2004, and accounted for approximately 26% of total revenue. The increase occurred across all regions with particular strength in southern and central Europe as a result of better sales coverage and in Canada and Latin America where the 2004 second quarter numbers were unusually low.

For the six-months ended June 30, 2005, revenue from foreign sales increased $3.6 million, or 77%, to $8.3 million, as compared to $4.7 million for the same period in 2004, and accounted for approximately 26% of total revenue. The increase in international revenue is due to a greater international presence resulting from the acquisition of Docent on March 18, 2004. Docent had well established sales operations in Europe, Japan and Latin America

No customers accounted for greater than 10% of our total consolidated revenue in the three or six-months ended June 30, 2005 or 2004.

We experience quarterly seasonality in the licensing of our products and delivery of our services. Typically, revenues at Docent, Click2learn and SumTotal Systems have been lower in our first and second fiscal quarters than in the immediately preceding fourth fiscal quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization’s first fiscal quarter than in its fourth fiscal quarter. We anticipate that this seasonality will continue. Please refer to “Factors That May Affect Future Results of Operations - Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment” for a further discussion of other factors which may influence seasonality in our operating results.

License revenue. For the three-months ended June 30, 2005, license revenue decreased $0.9 million, or 15%, to $5.1 million, as compared to $6.0 million for the same period in 2004. The three-months ended June 30, 2004 was favorably impacted by two sales totaling $1.2 million that were delayed from the prior quarter because these contracts were not fully executed by SumTotal until after March 31, 2004. In the period ended June 30, 2005, revenue included the resale of an OEM product for $0.8 million. The remaining difference was primarily related to sales occurring in the three months ended June 30, 2005 on which revenue could not be recognized as a result of future product deliverables and acceptances.

For the six-months ended June 30, 2005, license revenue increased $2.6 million, or 32%, to $10.7 million, as compared to $8.1 million for the same period in 2004. Approximately $2.8 million of the increase was the result of adding the Docent platform to our portfolio of products. The OEM resale discussed above increased revenue $0.8 million. These increases were offset by sales on which revenue could not be recognized, as a result of future product deliverables and acceptances.

Prices per license seat are not comparable for the periods discussed above, since the product mix has changed significantly.

We had $6.0 million and $3.3 million in deferred license revenue at June 30, 2005 and December 31, 2004, respectively, consisting of numerous contracts that should mostly become recognizable as revenue over the next six months.

Service and maintenance revenue. Service and maintenance revenue for the three and six-months ended June 30, 2005 and 2004 consisted of the following (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Maintenance	$4,326	$2,425	$8,514	$4,264
Hosting	1,876	1,673	3,718	2,551
Training	781	823	1,516	1,230
Consulting	3,671	3,112	7,921	4,880
Application service provider	119	96	301	136

	$10,773	$8,129	$21,970	$13,061

For the three-months ended June 30, 2005, service and maintenance revenue increased $2.7 million, or 33%, to $10.8 million, as compared to $8.1 million for the same period in 2004 due. Maintenance revenue increased $1.9 million, or 79% to $4.3 million for the three-months ended June 30, 2005, from $2.4 million for the same period in 2004. $0.9 million of this increase was the result of Docent customers that were under contract as of the acquisition date renewing their contracts with SumTotal. The balance of the increase was the result of adding new customers throughout the second half of 2004 and the first half of 2005. Hosting revenue increased $0.2 million, or 12%, to $1.9 million for the three-months ended June 30, 2005, from $1.7 million for the same period in 2004 as a result of adding new customers. Training revenue remained constant at $0.8 million for the three-months ended June 30, 2005 and 2004. Consulting revenue increased $0.6 million, or 19%, to $3.7 million for the three-months ended June 30, 2005, from $3.1 million for the same period in 2004. Consulting revenue continues to increase as new and existing customers purchase incremental services including upgrades relating to SumTotal 7.0 and 7.1.

For the six-months ended June 30, 2005, service and maintenance revenue increased $8.9 million, or 68%, to $22.0 million, as compared to $13.1 million for the same period in 2004 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased $4.2 million, or 98%, to $8.5 million for the six-months ended June 30, 2005, from $4.3 million for the same period in 2004. The increase included approximately $3.3 million related to the addition of the Docent installed base with the balance primarily due to the addition of new customers. Hosting revenue increased $1.1 million, or 42%, to $3.7 million for the six-months ended June 30, 2005, from $2.6 million for the same period in 2004. Including the Docent installed base for the full six months added approximately $0.9 million of this increase. Training revenue increased $0.3 million, or 25%, to $1.5 million for the six-months ended June 30, 2005, from $1.2 million for the same period in 2004, all of which was the result of the Docent business being included for the full period. Consulting revenue increased $3.0 million, or 61%, to $7.9 million for the six-months ended June 30, 2005, from $4.9 million for the same period in 2004. The Docent installed base added $2.5 million with the balance of the increase primarily due to incremental consulting services such as upgrades relating to SumTotal 7.0 and 7.1.

Price changes in service and maintenance revenue had no material effect on the three and six-months ended June 30, 2005, as compared to the same period in 2004.

Cost of Revenue

For the three-months ended June 30, 2005, total cost of revenue decreased $0.1 million, or 2%, to $6.3 million, as compared to $6.4 million for the same period in 2004. This was the result of the decrease in the amortization of intangible assets and the decrease in third party consulting services offset by the increase in purchased software and the increase in service and maintenance personnel.

For the six-months ended June 30, 2005, total cost of revenue increased $3.1 million, or 31%, to $13.0 million, as compared to $9.9 million for the same period in 2004. This was a result of the increase in the amortization of intangible assets, the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent, costs associated with hosting the Docent customer installed-base and additional third party consulting costs associated with Docent product implementations in Europe.

Cost of license. For the three-months ended June 30, 2005, total cost of license revenue increased to $0.7 million, as compared to $0.1 million for the same period in 2004. This increase is due to a large license revenue transaction which required the Company to purchase software for resale from a third party.

For the six-months ended June 30, 2005, total cost of license revenue increased to $0.9 million, as compared to $0.2 million for the same period in 2004. This increase is primarily due to the purchase of third party software in the three-month period ended June 30, 2005.

Gross margin for license, including amortization of intangibles, for the three-months ended June 30, 2005, decreased slightly to 72% from 75% for the same period in 2004. This decrease is mainly due to the reduction of amortization of intangible assets offset by the cost of software purchased for resale.

Gross margin for license, including amortization of intangibles, for the six-months ended June 30, 2005, decreased slightly to 72% from 74% for the same period in 2004. This decrease is mainly due to the reduction of amortization of intangible assets offset by the increase in purchased software.

Our cost of license revenue includes the cost of third party software and content we resell.

Cost of service and maintenance. For the three-months ended June 30, 2005, total cost of service and maintenance revenue decreased $0.2 million, or 4%, to $4.8 million, as compared to $5.0 million for the same period in 2004. The decrease is due to the addition of service and maintenance personnel offset by a larger decrease in the use of third party consulting services.

For the six-months ended June 30, 2005, total cost of service and maintenance revenue increased $2.2 million, or 28%, to $10.0 million, as compared to $7.8 million for the same period in 2004. The increase is primarily due to the addition of thirty-four Docent service and maintenance personnel following the merger with Docent on March 18, 2004.

Gross margin for service and maintenance increased to 55% for the three-months ended June 30, 2005 from 39% in the same period in 2004. The improvements in gross margin for service and maintenance are primarily due to maintenance renewal contracts being signed for the Docent maintenance installed customer-base and increased revenues without incremental costs.

Gross margin for service and maintenance increased to 54% for the six-months ended June 30, 2005 from 41% in the same period in 2004. The improvements in gross margin for service and maintenance are primarily due to maintenance renewal contracts being signed for the Docent maintenance installed customer-base and increased revenues without incremental costs.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product. We recorded amortization expenses of $0.2 million for the three-months ended June 30, 2005 and 2004. We recorded amortization expenses of $0.5 million for the six-months ended June 30, 2005 and 2004.

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

For the three-months ended June 30, 2005, amortization of intangible assets decreased $0.7 million, or 50%, to $0.7 million, as compared to $1.4 million for the same period in 2004. The decrease for the three-months ended June 30, 2005 is primarily due to a reduction in amortization expenses resulting from other intangible assets which were fully amortized in the later fiscal quarters of 2004 and the first quarter of 2005.

For the six-months ended June 30, 2005, amortization of intangible assets increased $0.2 million, or 11%, to $2.1 million, as compared to $1.9 million for the same period in 2004. The increase for the six-months ended June 30, 2005 is primarily due to $1.1 million of amortization associated with the intangible assets acquired as a result of the merger with Docent, offset by a reduction in amortization expenses resulting from other intangible assets which were fully amortized in the later fiscal quarters of 2004 and the first quarter of 2005.

Operating Expenses

Research and development. For the three-months ended June 30, 2005, total research and development cost decreased $0.1 million, or 3%, to $2.9 million, as compared to $3.0 million for the same period in 2004. Expenses relating to research and development personnel for the three-months ended June 30, 2005 increased $0.1 million or 4%, to $2.8 million, as compared to $2.7 million for the same period in 2004. The increase is due to the net addition of fourteen research and development personnel. Consulting expenses for the three-months ended June 30, 2005 decreased to $0.1 million, as compared to $0.3 million for the same period in 2004. Additional consultants were needed to support work on our product platform throughout 2004.

For the six-months ended June 30, 2005, total research and development cost increased $0.5 million, or 9%, to $5.8 million, as compared to $5.3 million for the same period in 2004. Expenses relating to research and development personnel for the six-months ended June 30, 2005 increased $0.9 million, or 20%, to $5.5 million, as compared to $4.6 million for the same period in 2004. The increase is due to the addition of nineteen Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and additional external consultants. Consulting expenses for the six-months ended June 30, 2005 decreased to $0.3 million, as compared to $0.7 million for the same period in 2004. Additional consultants were needed to support work on our product platform throughout 2004.

We expect research and development expenses to increase slightly on a quarterly basis through the end of fiscal 2005 due to additional consulting services relating to future versions of SumTotal 7.0 Series.

Sales and marketing. For the three-months ended June 30, 2005 and 2004, total sales and marketing cost remained constant at $5.9 million. Expenses relating to sales and marketing personnel for the three-months ended

June 30, 2005 increased $0.1 million, or 2%, to $5.4 million, as compared to $5.3 million for the same period in 2004. Marketing programs expenses remained relatively unchanged between the two periods.

For the six-months ended June 30, 2005, total sales and marketing cost increased $2.1 million, or 21%, to $12.1 million, as compared to $10.0 million for the same period in 2004. Expenses relating to sales and marketing personnel for the six-months ended June 30, 2005 increased $2.2 million, or 26%, to $10.8 million, as compared to $8.6 million for the same period in 2004. Marketing programs expenses remained relatively unchanged between periods.

General and administrative. For the three-months ended June 30, 2005, total general and administrative cost increased $1.3 million, or 50%, to $3.9 million, as compared to $2.6 million for the same period in 2004. Expenses relating to general and administrative personnel for the three-months ended June 30, 2005 increased $0.4 million, or 22%, to $2.2 million, as compared to $1.8 million for the same period in 2004. In addition, for the three-months ended June 30, 2005, we incurred $1.1 million in additional accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404.

For the six-months ended June 30, 2005, total general and administrative cost increased $2.7 million, or 56%, to $7.5 million, as compared to $4.8 million for the same period in 2004. Expenses relating to general and administrative personnel for the six-months ended June 30, 2005 increased $0.5 million, or 13%, to $4.3 million, as compared to $3.8 million for the same period in 2004. In addition, for the six-months ended June 30, 2005, we incurred $1.9 million in additional accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404.

We expect general and administrative expenses to decrease approximately $0.5 million in the third fiscal quarter of 2005 due to the completion of fiscal 2004 Sarbanes-Oxley Section 404 work and then remain relatively constant throughout the remainder of fiscal 2005.

Restructuring charge. The merger of Click2learn and Docent in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

During the first quarter of fiscal 2004, we recorded an $889,000 restructuring charge, which consisted of $717,000 million in employee severance costs and $172,000 in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility costs represent the closure of a facility in Framingham, Massachusetts and include the fair value of payments required under lease contract and contractual sublease income.

During the second quarter of fiscal 2004, we recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 million in facility exit costs. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility costs represent the partial closure of a facility in Bellevue, Washington and include the fair value of payments required under lease contract and contractual sublease income.

In-process research and development. Associated with the merger with Docent, SumTotal Systems assigned $1.3 million to in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were estimated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value, using a discount rate of 25%, to estimate the value of the IPR&D. Subsequent to the acquisition, we incurred approximately $1.7 million related to the development of these products. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005 respectively.

Stock-based compensation. For the three-months ended June 30, 2005 and 2004, stock-based compensation expense relating to common stock options and restricted stock was $151,000 and $258,000, respectively. Stock-

based compensation expense relating to common stock options issued to former Docent employees was $121,000 and $258,000 for the three-months ended June 30, 2005 and 2004, respectively. Stock-based compensation expense relating to restricted stock options issued to SumTotal executives was $30,000 for the three-months ended June 30, 2005.

For the six-months ended June 30, 2005 and 2004, stock-based compensation expense relating to common stock options and restricted stock was $383,000 and $845,000, respectively. Stock-based compensation expense relating to common stock options issued to former Docent employees was $353,000 and $321,000 for the six-months ended June 30, 2005 and 2004, respectively. In the six-month ended June 30, 2005 stock-based compensation expense relating to restricted stock options issued to SumTotal executives was $30,000. In the six-months ended June 30, 2004, we recognized $291,000 as a result of accelerated options vesting to certain employees and $233,000 as a result of increasing the amount of shares available for purchase in the SumTotal Employee Stock Purchase Plan as a result of the acquisition of Docent.

Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. Stock-based compensation expense is allocated based on the function of employees.

Interest expense. For the three and six-months ended June 30, 2005, interest expense decreased to $1,000, as compared to $18,000 and $121,000 for the same periods in 2004, respectively. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, we cancelled our $10.0 million working capital line Silicon Valley Bank. We incurred a charge of $67,000 associated with warrants related to cancellation of our line of credit in the first quarter of fiscal 2004.

Interest income. For the three-months ended June 30, 2005, interest income increased $131,000, or 222%, to $190,000, as compared to $59,000 for the same period in 2004. For the six-months ended June 30, 2005, interest income increased $249,000, or 235%, to $355,000, as compared to $106,000 for the same period in 2004. Interest income increased due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent merger, collections of accounts receivable and net proceeds from the issuance of common stock.

Other income (expenses), net. For the three-months ended June 30, 2005, other expense increased $359,000, or 479%, to $434,000, as compared to $75,000 for the same period in 2004. The increase was primarily due to $271,000 in foreign exchange losses in the three-months ended June 30, 2005 and $163,000 for state and local fees in the same period in 2004., as compared to $42,000 in foreign exchange losses and $33,000 for state and local fees in the same period in 2004.

For the six-months ended June 30, 2005, other expense increased $149,000, or 42%, to $507,000, as compared to $358,000 for the same period in 2004. The increase was primarily due to $364,000 in foreign exchange losses in the six-months ended June 30, 2005 and $143,000 for state and local fees in the same period in 2004., as compared to $322,000 in foreign exchange losses and $36,000 for state and local fees in the same period in 2004.

Equity in losses of an affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our 19.9% ownership portion of the joint ventures’ net income or loss. For the three and six-months ended June 30, 2005, our equity in losses of an affiliate decreased to $0, as compared to $0 and $169,000 for the same periods in 2004, respectively. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will have no further losses from our equity investment in this company.

Foreign and state income taxes. For the three and six-months ended June 30, 2005, we recorded a provision for income tax expense of $30,000 and $61,000 related to foreign and state income taxes, as compared to a provision for income tax expense of $38,000 and $76,000 for the same periods in 2004, respectively.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity were our $32.0 million of cash and cash equivalents and $4.7 million of short-term investments.

We currently anticipate that our available cash resources, combined with cash flows generated from revenue, will be sufficient to meet our presently anticipated working capital and capital expense for at least the next twelve months. However, in connection with the proposed acquisition of Pathlore Software Corporation which was announced on August 3, 2005 and which involves a cash payment of $29.2 million, we plan on entering into a $22.5 million credit facility to assist in financing this transaction. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Net cash provided by operating activities was $1.9 million for the six-months ended June 30, 2005. The cash provided during the period was primarily due to net collection of receivables of $2.6 million, a $4.6 million increase in deferred revenue due to additional invoiced bookings during the period, and non-cash activities consisting of $2.1 million for the amortization of intangible assets, $0.9 million for depreciation and amortization of property and equipment, a $0.5 million increase in accrued liabilities, and $0.4 million for stock-based compensation, offset by a net loss of $6.0 million, a $1.3 million decrease in accrued compensation and benefits, a $0.8 million increase in other long-term assets, a $0.6 million decrease in accounts payable and a $0.4 million decrease in the restructuring accrual.

Net cash provided by operating activities was $1.5 million for the six-months ended June 30, 2004. The cash provided during the period was due to net collection of receivables of $6.2 million due primarily from the collections of the acquired accounts receivable from Docent, a $2.9 million increase in deferred revenue due to additional invoiced bookings during the period, and non-cash activities consisting of $1.9 million for the amortization of intangible assets, a $1.5 million decrease in other long-term assets, $1.3 million for in-process research and development charges, $0.8 million for depreciation and amortization of property and equipment, $0.8 million for stock-based compensation, $0.4 million for a loss on the disposal of property and equipment, a $0.4 million decrease in the restructuring accrual and $0.2 million in equity in losses of an affiliate, offset by a net loss of $11.9 million, a $1.8 million decrease in accrued liabilities, a $0.5 million decrease in accounts payable, a $0.3 million increase in prepaid expenses and other assets and a $0.3 million increase for provision for returns and doubtful accounts.

Net cash provided by investing activities was $3.4 million for the six-months ended June 30, 2005 due to $4.6 million in net sales of short-term investments, offset by $1.2 million in purchases of equipment.

Net cash provided by investing activities was $25.4 million for the six-months ended June 30, 2004, primarily due to the $25.4 million of cash acquired in acquisition, net of payments, associated with the Docent merger.

Net cash provided by in financing activities was $0.9 million for the six-months ended June 30, 2005 due to net proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and exercises of common stock options.

Net cash used financing activities was $2.9 million for the six-months ended June 30, 2004 due primarily to extinguishing the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003, offset by net proceeds of $0.7 million from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”) and exercises of common stock options. In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $0.1 million to Silicon Valley Bank associated with the cancellation and incurred a charge of $0.1 million associated with warrants related to the line of credit.

At June 30, 2005, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–2 years	2–3 years	3–4 years	4–5 years
Operating leases	$5,224	$1,549	$1,384	$1,279	$781	$231
Accrued restructured facility lease payments	144	84	26	23	11	—

	$5,368	$1,633	$1,410	$1,302	$792	$231

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

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 of the Company’s Condensed Consolidated Financial Statements.

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

Any acquisition we make or attempt to make, including our recently announced intent to acquire Pathlore Software Corporation, could disrupt our business and harm our financial condition if we are not able to successfully close the acquisition or successfully integrate acquired businesses and technologies, or if we do close the acquisition, expected benefits of the combination do not materialize.

We have made and may continue to make acquisitions and investments in order to enhance our business. For example, we recently entered into an agreement to acquire Pathlore Software Corporation for cash and shares of our common stock valued at approximately $48 million. Acquisitions, whether or not consummated, require extensive efforts from numerous departments in the company. We have been, and will continue to, expend significant efforts on closing the transactions. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the acquisition. There can be no assurance that we will be able to close the Pathlore acquisition, or any other business combination we may make in the future, and failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately our stock price.

The Pathlore acquisition, if consummated, will dilute our existing stockholders’ percentage ownership and decrease our cash position. In addition, some of our financial results will be negatively impacted due to certain purchase accounting rules which will result in a write-down of Pathlore’s deferred revenue and other purchase accounting adjustments. Further, we may need to restructure aspects of our business in order to achieve anticipated synergies. These actions may result in restructuring charges, and may cause uncertainty among our employees, which may result in the departure of certain key employees. The failure to effectively manage the acquisition and integration of Pathlore could disrupt our business and harm our financial results.

Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate Pathlore or any other businesses, products, technologies or personnel that we might acquire.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication system, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination. For example, although we completed the combination of Docent and Click2learn in March 2004, integration of the products, product roadmap, operations and financial controls is a continuing activity and will be for the foreseeable future. As a result of these activities, we may lose opportunities and employees, which could disrupt our business and harm our financial results.

Failure to enter into a credit facility on favorable terms, or at all, will substantially deplete our cash position and could reduce our ability to compete and harm our financial condition.

We recently announced the acquisition of Pathlore Software Corporation for approximately $29.2 million in cash and 4,000,000 shares of our common stock. We intend to enter into a credit facility to, in part, fund this pending acquisition. This additional financing may not be available on a timely basis or on terms acceptable to us, or at all. By way of example, if we are unable to negotiate a favorable interest rate, a greater portion of our cash flow from operations will have to be dedicated to the repayment or our indebtedness and related interest, and will not be available for other business purposes. Additionally, this financing will likely require us to grant a lender a security interest in our assets.

In the event we are unsuccessful in raising additional funds, our cash reserves would be substantially depleted by our obligations under the Pathlore acquisition agreement. Accordingly, if adequate funds are not available and we are compelled to use our existing cash reserves to fund the Pathlore acquisition, we may have to delay development or commercialization of other products and services or defer the acquisition of additional complimentary products. Additionally, we may have to reduce marketing, customer support or other resources devoted to our existing products and services. Any of these results could harm our financial condition.

Even if we are successful in raising additional funds under a credit facility, the terms of that credit facility may impose substantial burdens on our ability to operate flexibly going forward. Any credit facility that we enter into is likely to contain covenants that will impose substantial operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. Other restrictive covenants might include restrictions on our ability to incur additional debt; pay dividends or make investments, loans or advances; incur capital expenditures; create liens; use the proceeds from sales of assets or capital stock; and/or enter into sale or leaseback transactions.

In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt. Even if we are able to repay the debt in a timely manner, under the terms of the credit facility, there will likely be penalties for making pre-payments that would otherwise save us substantial future interest payments. Also, even if we successfully negotiate a credit facility and borrow funds, we may become more leveraged than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our sales or stock price.

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment.

We have experienced substantial fluctuations in operating results, on a quarterly and annual basis and expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7.0 Series and the Legacy Products;

•	the mix of revenue from products and services;

•	the ability to meet client project milestones;

•	the market acceptance of our products and services, especially SumTotal 7.0 Series and related services;

•	ongoing costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act;

•	the timing of revenue and expense recognition;

•	the overall movement toward industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	how well we execute on our strategy and operating plans.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $4.59 per share on August 5, 2005, providing us a total market capitalization of approximately $97.2 million. The carrying value of our goodwill and intangible assets on June 30, 2005 was $27.7 million and $7.4 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we did in connection with 2004, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. During this process, we are unable to effectively remediate our material weaknesses, or if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three and six-months ended June 30, 2005, international revenue from our foreign subsidiaries accounted for approximately 25% and 26% of total revenue, respectively, as compared to 24% and 22%, for the same periods in 2004, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and six-months ended June 30, 2005 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005 because the material weaknesses described below and in our Form 10-K for the period ended December 31, 2004 were not fully remediated as of June 30, 2005.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1. Inadequate company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically:

•	Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•	We had inadequately trained finance and accounting personnel with appropriate U.S. GAAP expertise. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	We had inadequate monitoring controls, including the inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•	The general controls over our IT environment were not adequately documented or monitored. In addition, access controls and segregation of duties between key IT functions were inadequate;

•	We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial reporting were either not designed appropriately or did not operate as designed; and

•	There was inadequate communication from management to employees regarding the general importance of controls and employee’s duties and control responsibilities.

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

6. Inadequate controls over revenue. Our review procedures over accounting for revenue were not functioning effectively. Specifically:

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

7. Inadequate controls over investments. We did not have effective policies and procedures regarding the review of investments managed by a third party. This deficiency resulted in a misclassification error between cash equivalents and short-term investments and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

In making our assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

(c) Changes in Internal Control Over Financial Reporting

Our management is treating these material weaknesses very seriously and has undertaken the following actions to remediate them:

For the quarter ended December 31, 2004:

•	Hired additional qualified personnel in accounting and IT. This includes a Vice President of Finance - Europe in November 2004, a Director of Information Technology in November 2004 and a Director of Revenue Accounting in December 2004

For the quarter ended March 31, 2005:

•	Implemented enhanced procedures for the preparation and review of financial statements, review of account reconciliations, analyses and journal entries for the first quarter close in 2005; and

•	Implemented improved procurement cutoff procedures for the first quarter of 2005;

For the quarter ended June 30, 2005:

•	Hired a new Corporate Controller in June 2005;

•	Implemented improved procedures in April 2005 to ensure that all wire and investment transfers were adequately approved;

•	Implemented a tighter review of expense reports, commission payments and other disbursements during the second quarter of 2005; and

•	Implemented better monitoring of the company’s investments to ensure compliance with policy and correct classification in the financial statements in the second quarter of 2005.

These changes are part of our overall program that is intended to remediate all material weaknesses by December 31, 2005.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Report on Form 8-K filed on August 3, 2005, under Items 2.02 and 9.01, furnishing the press release containing financial information for the three ended June 30, 2005.

Report on Form 8-K filed on August 3, 2005 under Items 1.01 and 9.01, furnishing merger agreement and the press release announcing our plan to acquire Pathlore Software Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 9, 2005	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)