Form 10-Q
period 2005-09-30
SUMTOTAL SYSTEMS INC
filed 2005-11-09
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, including shares held in escrow, as of November 2, 2005 was approximately 25,174,112 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$29,554	$25,508
Restricted cash	82	82
Short-term investments	3,610	9,128
Accounts receivable, net of allowance for sales returns and doubtful accounts of $926 and $729, respectively	13,872	18,531
Prepaid expenses and other current assets	3,989	1,781

Total current assets	51,107	55,030

Property and equipment, net	3,391	2,472
Goodwill	27,659	27,659
Intangible assets, net	6,650	9,491
Other assets	1,133	1,140

Total assets	$89,940	$95,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,161	$3,334
Accrued compensation and benefits	3,445	5,148
Other accrued liabilities	3,434	3,403
Restructuring accrual	104	506
Deferred revenue	15,893	14,749

Total current liabilities	25,037	27,140

Other accrued liabilities, non-current	154	—
Deferred revenue, non-current	117	373

Total liabilities	25,308	27,513

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	21	21
Additional paid-in capital	323,799	321,620
Deferred stock-based compensation	(1,394)	(1,012)
Accumulated other comprehensive income (loss)	253	(150)
Accumulated deficit	(258,047)	(252,200)

Total stockholders’ equity	64,632	68,279

Total liabilities and stockholders’ equity	$89,940	$95,792

Refer to the accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License	$6,629	$5,634	$17,286	$13,762
Service and maintenance	11,780	9,653	33,750	22,714

Total revenue	18,409	15,287	51,036	36,476
Cost of revenue:
License	212	168	1,072	372
Service and maintenance	5,368	4,614	15,368	12,370
Amortization of intangible assets	742	1,507	2,841	3,408

Total cost of revenue	6,322	6,289	19,281	16,150

Gross margin	12,087	8,998	31,755	20,326

Operating expenses:
Research and development	3,068	2,910	8,897	8,192
Sales and marketing	5,673	5,527	17,800	15,567
General and administrative	3,288	2,965	10,899	7,883
Restructuring charge	—	—	—	1,137
In-process research and development	—	—	—	1,326

Total operating expenses	12,029	11,402	37,596	34,105

Income (loss) from operations	58	(2,404)	(5,841)	(13,779)
Interest expense	(4)	—	(5)	(121)
Interest income	227	97	582	203
Other income (expense), net	(121)	42	(493)	(241)
Equity in losses of an affiliate	—	—	—	(169)

Income (loss) before provision (benefit) for income taxes	160	(2,265)	(5,757)	(14,107)
Provision (benefit) for income taxes	29	(47)	90	29

Net income (loss)	$131	$(2,218)	$(5,847)	$(14,136)

Net income (loss) per share, basic	$0.01	$(0.11)	$(0.28)	$(0.80)

Net income (loss) per share, diluted	$0.01	$(0.11)	$(0.28)	$(0.80)

Weighted average common shares outstanding, basic	21,207	20,535	20,973	17,601

Weighted average common shares outstanding, diluted	21,550	20,535	20,973	17,601

Refer to the accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,847)	$(14,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,320	1,151
Amortization of intangible assets	2,841	3,426
Accretion of interest on short-term investments	(121)	—
Loss on disposal of property and equipment	49	394
Provision for (recovery of) sales returns and doubtful accounts	197	(212)
Amortization of discount on debt	—	89
Stock-based compensation	712	1,119
In-process research and development	—	1,326
Equity in losses of an affiliate	—	169
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,462	6,368
Prepaid expenses and other assets	(485)	297
Other assets	7	1,100
Accounts payable	(1,173)	(382)
Accrued compensation and benefits	(1,703)	(726)
Other accrued liabilities	185	(1,947)
Restructuring accrual	(402)	(79)
Deferred revenue	888	2,481

Net cash provided by operating activities	930	438

Cash flows from investing activities:
Purchases of property and equipment	(2,322)	(664)
Proceeds on sale of property and equipment	19	—
Cash acquired in acquisitions, net of cash payments	—	25,432
Cash used in asset purchase agreements, net of cash received	—	(488)
Purchases of restricted cash	—	(54)
Sales of restricted cash	—	125
Purchases of short-term investments	(6,877)	(4,544)
Sales of short-term investments	12,516	2,998
Capitalized costs associated with pending acquisition	(1,723)	—

Net cash provided by investing activities	1,613	22,805

Cash flows from financing activities:
Repayments on line of credit	—	(3,974)
Proceeds from the issuance of common stock and exercises of common stock options	1,085	1,030

Net cash provided by (used in) financing activities	1,085	(2,944)

Effect of foreign exchange rate changes on cash and cash equivalents	418	340

Net increase in cash and cash equivalents	4,046	20,639
Cash and cash equivalents at beginning of period	25,508	12,709

Cash and cash equivalents at end of period	$29,554	$33,348

Supplemental disclosure of cash flow information
Interest paid	$5	$121

Taxes paid	$203	$69

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in acquisition of Docent, Inc.	$—	$55,663

Refer to the accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2005, and for the three and nine-months ended September 30, 2005 and 2004 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other insignificant amounts have been reclassified to conform to the current period presentation. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Investments in a 20% to 50% owned company, which consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting in the three and nine-months ended September 30, 2004. On August 5, 2004, we sold our interest in Click2learn Japan KK to Softbank Media and Marketing, and as a result, we no longer have any equity related expenses relating to the losses of this company.

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

At the time of each transaction, SumTotal Systems assesses whether the software license fee associated with its revenue is fixed or determinable and whether or not collection is probable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), then SumTotal Systems does not consider the fee to be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable.

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

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services and product support and upgrades, and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products based upon the amounts that SumTotal Systems charges when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services provided SumTotal Systems has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects.

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

Professional services under fixed price contracts are recognized proportionally as services are provided or, if available, by using output measures such as milestones. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services from time and materials contracts and training services are recognized as services are performed.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares, the effect of which are anti-dilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common stock issuable upon the exercise of stock options or warrants.

Excluded from the computation of diluted income (loss) per share for the three-months ended September 30, 2005 are out-of-the-money options to acquire approximately 3,335,103 shares of common stock with a weighted average share price of $10.71 and warrants to acquire approximately 1,642,437 shares of common stock with a weighted average share price of $8.50 because their effects would be anti-dilutive. Excluded from the computation of diluted loss per share for the three-months ended September 30, 2004 are options to acquire approximately 2,478,172 shares of common stock with a weighted average share price of $10.91 and warrants to acquire approximately 1,967,034 shares of common stock with a weighted average share price of $10.33 because their effects would be anti-dilutive.

Excluded from the computation of diluted loss per share for the nine-months ended September 30, 2005 are options to acquire approximately 4,312,780 shares of common stock with a weighted average share price of $8.94 and warrants to acquire approximately 1,642,437 shares of common stock with a weighted average share price of $8.50 because their effects would be anti-dilutive. Excluded from the computation of diluted loss per share for the nine-months ended September 30, 2004 are options to acquire approximately 2,455,571 shares of common stock with a weighted average share price of $10.93 and warrants to acquire approximately 1,967,034 shares of common stock with a weighted average share price of $10.33 because their effects would be anti-dilutive.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three and nine-months ended September 30, 2005 and 2004 presented below (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$131	$(2,218)	$(5,847)	$(14,136)
Unrealized loss on investments	(8)	—	(15)	—
Foreign currency translation adjustment	82	(51)	418	(340)

	$205	$(2,269)	$(5,444)	$(14,476)

SumTotal Systems’ total comprehensive loss for the three and nine-months ended September 30, 2005 and 2004 consisted of net loss, unrealized loss on investments and the change in foreign currency translation adjustments. The tax effects on the unrealized loss on investments and foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of an unrealized gain on foreign currency translation adjustments of $286,000 and an unrealized loss of $132,000 at September 30, 2005 and December 31, 2004, respectively, and an unrealized loss on investments of $33,000 and $18,000 at September 30, 2005 and December 31, 2004, respectively.

Stock-Based Compensation

The intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, has been applied to account for SumTotal Systems’ fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. SumTotal Systems currently uses the Black-Scholes option pricing model to value options and is currently assessing which model SumTotal Systems may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Employee Stock Purchase Plan (“ESPP”). In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. SumTotal Systems will account for SFAS No. 123R under the prospective transition method beginning in the first fiscal quarter of 2006, which requires that compensation expense be recorded for all unvested stock options and restricted stock.

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

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and out-of-the-money stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and the exercise price of $5.60 per share reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the previous ninety days. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ then outstanding unvested options, 446,000 of which are held by Section 16 Officers, became fully exercisable on August 1, 2005.

The purpose of the acceleration was to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the unvested options upon adoption of SFAS No. 123R, Share-Based Payment. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge under APB No. 25, as the exercise price of these options exceeded the fair value of the common stock on the date of the modification. SumTotal Systems also believes that because the options accelerated have exercise prices in excess of the current market value of the SumTotal Systems’ common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

The following table displays the impact to the net loss if SumTotal Systems were to use the fair value method in SFAS No. 123, Accounting for Stock-Based Compensation:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$131	$(2,218)	$(5,847)	$(14,136)
Add: Stock-based employee compensation expenses included in reported net loss, net of tax	329	274	712	1,119
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(992)	$(2,252)	$(12,835)	$(5,359)

Pro forma net loss	$(532)	$(4,196)	$(17,970)	$(18,376)

Weighted average common shares outstanding, basic and diluted	21,207	20,535	20,973	17,601

Net loss per share, basic and diluted:
As reported	$0.01	$(0.11)	$(0.28)	$(0.80)
Pro forma	$(0.03)	$(0.20)	$(0.86)	$(1.04)

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The weighted average fair value of options granted was $4.45 and $4.84 for the three-months ended September 30, 2005 and 2004, respectively. The weighted average fair value of options granted was $4.52 and $6.21 for the nine-months ended September 30, 2005 and 2004, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the three and nine-months ended September 30, 2005 and 2004, respectively:

	Options		Employee Stock Purchase Plan		Options		Employee Stock Purchase Plan
	Three-Months Ended September 30,		Three-Months Ended September 30,		Nine-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Dividend yield	0%	0%	—	0%	0%	0%	0%	0%
Volatility	1.06	1.15	—	0.59	1.06 – 1.08	1.15 – 1.20	0.39	0.59 – 0.79
Risk free interest rates	3.85% - 4.16%	3.32% - 3.74%	—	1.77%	3.63% – 4.16%	1.48% - 3.86%	2.79%	1.01% - 1.77%
Expected lives of options	1 day - 4 years	5 years	—	6 months	1 day - 4.19 years	1 - 5 years	6 months	6 months

In the three-months ended September 30, 2005 and 2004, stock-based compensation expense relating to common stock options and restricted stock was $329,000 and $274,000, respectively. Stock-based compensation expense relating to common stock options issued to former Docent employees was $119,000 and $274,000 for the nine-months ended September 30, 2005 and 2004, respectively. Stock-based compensation expense relating to restricted stock options issued to certain executives was $74,000 for the three-months ended September 30, 2005. Stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees was $136,000 for the three-months ended September 30, 2005.

In the nine-months ended September 30, 2005 and 2004, SumTotal Systems recorded $712,000 and $1,119,000 in stock-based compensation expense relating to common stock options and restricted stock, respectively. Stock-based compensation expense relating to common stock options issued to former Docent employees was $472,000 and $595,000 for the nine-months ended September 30, 2005 and 2004, respectively. In the nine-months ended September 30, 2005, stock-based compensation expense relating to restricted stock options issued to certain executives was $104,000. In the nine-months ended September 30, 2005, stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees was $136,000. In the nine-months ended September 30, 2004, SumTotal Systems recognized $291,000 as a result of accelerated options vesting to certain employees and $233,000 as a result of increasing the amount of shares available for purchase in the SumTotal Systems ESPP as a result of the acquisition of Docent.

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. SumTotal Systems does not believe the adoption of EITF No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. SumTotal Systems does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States (“U.S.”) taxpayer (“repatriation provision”), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. SumTotal Systems has not completed its evaluation of the effects of the repatriation provision and expects to complete the evaluation during the fourth quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. SumTotal Systems does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

NOTE 3: ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

On March 18, 2004, Click2learn acquired Docent, a leading provider of integrated applications, services and content solutions and formed SumTotal Systems. The reasons for the acquisition included the belief that the combined company will be a strong, viable leader in the business performance and learning management software industry, with increased financial strength and operational efficiencies.

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

The total purchase consideration consists of the following (in thousands):

Fair value of SumTotal Systems’ common stock issued (1)	$55,663
Acquisition-related expenses (2)	2,120
SumTotal Systems’ stock options granted (3)	9,252

$67,035

(1)	The fair value of SumTotal Systems’ common stock issued represents 9,748,102 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the four trading-day period two days before and two days after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.

(2)	The acquisition-related expenses consist of banking, legal and accounting fees, printing costs and other directly related charges.

(3)	SumTotal Systems’ stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million which will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the acquisition. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized stock-based compensation of $291,000 as a result of accelerated vesting to certain employees.

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

The results of operations of Docent since March 19, 2004 are included in SumTotal Systems’ consolidated statements of operations.

Goodwill and other intangibles, at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount at September 30, 2005
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(5,757)	$3,895
Customer installed-base relationships	3,054	(1,002)	2,052
Customer hosted relationships	1,014	(311)	703
Customer contract relationships	2,225	(2,225)	—

	$15,945	$(9,295)	$6,650

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount at December 31, 2004
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(4,033)	$5,619
Customer installed-base relationships	3,054	(516)	2,538
Customer hosted relationships	1,014	(158)	856
Customer contract relationships	2,225	(1,747)	478

	$15,945	$(6,454)	$9,491

Amortization expense related to intangible assets was approximately $742,000 and $1,524,000 in the three-months ended September 30, 2005 and 2004, respectively.

Amortization expense related to intangible assets was approximately $2,841,000 and $3,425,000 in the nine-months ended September 30, 2005 and 2004, respectively.

Expected future amortization expense related to intangible assets is approximately $742,000 for the remainder of 2005, $2,336,000 in 2006, $2,020,000 in 2007, $965,000 in 2008, $494,000 in 2009 and $93,000 in 2010.

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

The portion of the purchase price allocated to customer contracts, $261,000, is included in intangible assets on the consolidated balance sheet and was amortized on a straight-line basis over a period of ten months, ending in May 2005. The portion of the purchase price allocated to customer relationships, $148,000, is included in intangible assets on the consolidated balance sheet and is being amortized on a straight-line basis over a period of five years.

On August 5, 2004, SumTotal Systems purchased the assets and certain scheduled liabilities of Click2learn Japan KK, which was formerly a joint venture of which SumTotal Systems owned 36%, for the commitment to pay a 5% royalty on all revenues earned in Japan over the following six years and a $320,000 non-refundable prepayment of that royalty, which was originally capitalized in prepaid assets and is being amortized to cost sales. If the 5% royalty payments on all revenues earned in Japan over the six years exceed $320,000, the future royalty expenses will be recorded to cost of revenue in the period they are incurred. SumTotal Systems also agreed to provide Softbank certain licenses and support at no charge over the next ten years.

The portion of the purchase price allocated to customer contracts, $39,000, is included in intangible assets on the consolidated balance sheet and was amortized on a straight-line basis over a period of ten months, ending in June 2005.

NOTE 5: CAPITALIZED COSTS IN ASSOCIATION WITH PENDING ACQUISITION

During the third quarter of fiscal 2005, SumTotal Systems incurred $1,723,000 in costs associated with the pending acquisition of Pathlore Software Corporation (“Pathlore”). These costs consisted of $155,000 in due diligence consulting costs, $1,218,000 in legal fees and $350,000 in bankers fees.

NOTE 6: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $0 and $169,000 in the three and nine-months ended September 30, 2004, representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan KK in the three and nine-months ended September 30, 2004. As part of the asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing, as a result we will have no further equity related expenses relating to the losses of this company.

NOTE 7: BANK CREDIT FACILITIES

In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation that is recorded in general and administrative expenses and incurred a charge of $67,000 associated with warrants related to the line of credit that is recorded in interest expense.

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, Inc, (“Wells Fargo”) principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill, Inc. loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”) to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo’s Base Rate plus 2%, unless SumTotal Systems elects to be charged at the London Interbank Offered Rate (“LIBOR”) plus 3.5%. The term loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. The credit facility is subject to certain restrictive covenants which include, but are not limited to, maintaining certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. In the event that SumTotal Systems cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $17.5 million.

NOTE 8: RESTRUCTURING

The acquisition of Docent by Click2learn in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

$800,000 of the Docent purchase price has been allocated to the liability for future rental expenses for a building in Mountain View, California that was exited in September 2002. The lease on the building ended in May 2005.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance expenses and $172,000 in facility exit expenses. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility expenses represent the fair value of the lease liabilities relating to the closure of a facility in Framingham, Massachusetts which includes contractual sublease income.

During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance expenses and $155,000 in facility exit expenses. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility expenses represent the fair value of the lease liability, which considers contractual sublease income, related to a partially closed facility in Bellevue, Washington.

The following tables depict this restructuring activity for the nine-months ended September 30, 2005 and 2004 (in thousands):

	Balance at December 31, 2004	Cash Expenditures	Balance at September 30, 2005
Vacated facilities	$506	$(402)	$104

	$506	$(402)	$104

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at September 30, 2004
Vacated facilities	$—	$800	$327	$(406)	$721
Employee severance	—	—	810	(810)	—

	$—	$800	$1,137	$(1,216)	$721

Accrued amounts for vacated facilities will be paid over the remaining lease terms of the Framingham, Massachusetts and Bellevue, Washington facilities, which end in January 2006 and December 2008, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contractual obligations at September 30, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	Greater Than 5 Years
Operating leases	$6,473	$1,698	$1,556	$1,354	$735	$311	$819
Accrued restructured facility lease payments	305	130	79	77	19	—	—
Contractual sublease income included in restructuring accrual	(201)	(79)	(54)	(54)	(14)	—	—

	$6,577	$1,749	$1,581	$1,377	$740	$311	$819

Rent expense under operating leases was approximately $575,000 and $550,000 during the three-months ended September 30, 2005 and 2004, respectively, and $1,802,000 and $1,762,000 during the nine-months ended September 30, 2005 and 2004, respectively.

SumTotal Systems has entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for its offices throughout the U.S. and for its international subsidiaries with original lease periods expiring through 2015. In addition, SumTotal Systems is under contract to fulfill its obligations for facility leases for offices that were subleased to third party companies under restructuring plans.

On July 13, 2005, SumTotal Systems entered into a five year lease for new office premises for its U.K. operations and moved into the new location during September 2005. SumTotal Systems continues to use the existing premises, but plans to exit this location by the end of fiscal 2005. As of September 30, 2005, the remaining lease obligation on the current premises through November 2007 was $400,000.

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results and financial condition, except as described below.

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and in February 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IPLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ (the “SumTotal Case”). The action is pending before the Northern District of California and concerned the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain Docent and Click2learn software products infringe eight IpLearn patents that relate to online learning. IpLearn is seeking injunctive relief and unspecified monetary damages. The case is still in the discovery phase. On September 16, 2005, we filed two summary judgment motions, one alleging that three of IpLearn’s patents are invalid. The second summary judgment motion seeks dismissal of the infringement claims against the Docent products because, two and a half years after IpLearn filed its case against the Docent products, IpLearn has failed to make a prima facie case that the Docent products infringe. The judge issued a ruling indicating that he would set a briefing and hearing schedule for the summary judgment motions at the Markman hearing, which is currently scheduled for November 18, 2005. In advance of the November 18, 2005 hearing, the parties have entered into settlement discussions.

SumTotal Systems entered into these discussions because of the uncertainties inherent in any litigation, as well as the distraction to management and the expenses associated with litigation. At this point, there is no agreement between the parties, including without limitation, an agreement on the scope of any potential settlement in terms of which patents the settlement would apply to, or the amount of such settlement, although, most recently, a range from $0 to approximately $5.4 million has been discussed. SumTotal Systems believes, at the time of this filing, that a loss from settlement or judgment is less than probable and therefore the Company has not established an accrual for this potential loss. SumTotal Systems expects there may be further discussions through November 18, 2005, and potentially thereafter. SumTotal Systems cannot be certain, however, that if the parties were to reach a settlement at some point in the future (a) when such settlement would occur, if ever; (b) whether such settlement, if any, would be within the range stated above; or (c) the scope of such settlement, if any.

IP Innovation, LLC, v. Thomson Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the U.S. District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of Hypertext Markup Language (“HTML”) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. In August 2004, IP Innovation filed a notice of appeal of the summary judgment award. In August 2004, Docent filed a claim for attorney’s fees, which was denied in October 2004. IP Innovation filed its Opening Brief in connection with its appeal of the Summary Judgment award in January 2005. Docent filed its opposition brief, along with an appeal of the attorney’s fees order, in April 2005. On September 21, 2005, the U.S. Court of Appeals Federal Circuit scheduled a hearing of the appeal in IP Innovation, LLC v. eCollege.com, Digital Think, Inc., and Docent, Inc. for November 9, 2005.

SumTotal Systems believes that the patent infringement cases are without merit, and is defending, and plans to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions (including a judgment or settlement where SumTotal Systems may be required to license patents on terms that may or may not be favorable to the Company, an injunction that would prevent SumTotal Systems from shipping its product, or would force the Company to alter its software products) may cause a material adverse effect on the Company’s future business, operating results and/or financial condition.

NOTE 10: GUARANTEES, WARRANTIES AND INDEMNIFICATION

SumTotal Systems follows the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

NOTE 11: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows for the three and nine-months ended September 30, 2005 and 2004 (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
North America	$15,206	$11,590	$40,785	$28,339
Europe	2,493	3,100	8,300	6,646
Asia/Pacific	710	597	1,951	1,491

	$18,409	$15,287	$51,036	$36,476

One customer, Citigroup Technology, Inc., accounted for 15% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2005. One other customer, Lowe’s, accounted for 13% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2004. No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the nine-months ended September 30, 2005 or 2004.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at September 30, 2005. One customer, Lloyd’s TSB, accounted for 15% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2004.

NOTE 12: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

NOTE 13: SUBSEQUENT EVENTS

On October 4, 2005, SumTotal Systems completed its acquisition of Pathlore for approximately $48.0 million. The Pathlore acquisition will enhance SumTotal Systems’ position in the learning industry through the combination of its legacy products, and Pathlore’s technologies, services, distribution channels and customer contacts. Pathlore shareholders received approximately $29.2 million in cash and an aggregate of 4.0 million shares of SumTotal Systems common stock, valued at approximately $4.70 per share. SumTotal Systems incurred additional cash obligations due to deal-related and severance expenses. SumTotal Systems funded the cash element of the transaction, in part, by establishing a new $22.5 million credit facility. The total purchase consideration is being allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, and will be reflected in the Annual Report on Form 10-K for the year ending December 31, 2005.

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, the Company entered into a credit facility with Wells Fargo, principally to fund a portion of the acquisition price, and to provide for the ongoing working capital requirements of the Company. For terms and details of the credit facility, refer to Note 7 “Bank Credit Facilities.”

On October 17, 2005, the Compensation Committee of the Board of Directors approved retention bonuses for David Crussell, Sanjay Dholakia, Neil Laird, Kevin Oakes and Erika Rottenberg. Each of these individuals will receive a retention bonus equal in amount to 1.5 times such individual’s annual base salary in effect on October 19, 2005, aggregating approximately $1.9 million, which shall be payable in two equal cash payments, the first on October 19, 2006, and the second on October 19, 2007, on the condition that such individual is still employed by SumTotal Systems on the date of payment; provided that if the employee is earlier terminated: (a) without “cause” or (b) for “good reason,” as such terms are defined in each individual’s Change of Control agreement, the full amount of the bonus then unpaid shall be payable, upon delivery of a full release in satisfactory form to the Company, on the date that is six months following the date of termination of employment. These obligations shall survive, and not be affected by, a Change of Control and are binding upon the Company and its successors.

On October 19, 2005, SumTotal Systems announced that R. Andrew Eckert, CEO and Director, resigned to accept a CEO position in a different industry. Current SumTotal Systems Chair of the Board, Donald Fowler, was appointed as interim CEO by the SumTotal Systems Board of Directors and shall retain the position of Chair of the Board. Jack Acosta, the current Chair of the Audit Committee, was appointed as the Board’s lead independent Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three and nine-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2004.

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

Executive Summary

SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc (“Click2Learn”). We are a leading developer and provider of enterprise learning solutions for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of learning and knowledge content. Our products combine collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 40% of the Fortune 50 and over 35% of the Global 50 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

Our revenue in the three-months ended September 30, 2005 was $18.4 million, an increase of 20% from $15.3 million in the comparable period in 2004. Our revenue in the nine-months ended September 30, 2005 was $51.0 million, an increase of 40% from $36.5 million in the comparable period in 2004. The 2004 numbers include the period from January 1 to March 18, 2004, which was the period prior to the acquisition of Docent, Inc. The growth was primarily the result of additional services business as we were successful in signing up existing Docent customers to SumTotal Systems maintenance and hosting contracts, as well as selling licenses and implementation and other services to the existing installed base and to new customers.

Gross margins improved to 66% and 62% in the three and nine-months ended September 30, 2005, respectively compared to 59% and 56% in the comparable periods in 2004 as a result of a reduction in the amortization of intangible assets.

Operating expenses in the three-months ended September 30, 2005 were $12.0 million, an increase of $0.6 million, or 5%, from $11.4 million in the comparable period in 2004. Expenses associated with completing our management assessment of internal controls over financial reporting required under Sarbanes-Oxley Section 404 increased to $0.7 million in the three-months ended September 30, 2005, from $0.4 million in the comparable period in 2004.

Overall, we improved our net loss from $2.2 million in the three-months ended September 30, 2004 to a net income of $0.1 million in the comparable period in 2005. In the nine-months ended September 30, 2005, the loss improved to $5.8 million in 2005, from $14.1 million in the comparable period in 2004.

Despite the additional expenses incurred as a result of Sarbanes-Oxley compliance, we have made good progress in controlling expenses and achieving the synergies anticipated from the acquisition of Docent and combined with the revenue growth have made progress in reducing our losses. In addition, we have been able to generate positive cash flow from operating activities for the nine-months ended September 30, 2005.

As of September 30, 2005, we had $29.6 million in cash and cash equivalents and $3.6 million in short-term investments. These balances, together with the cash generated from operations and the credit facility of $22.5 million entered into in October 2005, provide sufficient funds to finance operations for at least the next twelve months and to fund the Pathlore Software Corporation acquisition described later.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets;

•	restructuring; and

•	allowance for deferred tax assets.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the unaudited Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

We have had no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on August 1, 2005, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2005, as filed with the SEC on August 9, 2005.

Results of Operations

The following table presents our results of operations as a percentage of total revenue in the three and nine-months ended September 30, 2005 and 2004:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License	36.0%	36.9%	33.9%	37.7%
Service and maintenance	64.0	63.1	66.1	62.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License and amortization of intangible assets	5.2	10.9	7.7	10.4
Service and maintenance	29.1	30.2	30.1	33.9

Total cost of revenue	34.3	41.1	37.8	44.3

Gross margin	65.7	58.9	62.2	55.7

Operating expenses:
Research and development	16.7	19.0	17.4	22.5
Sales and marketing	30.8	36.2	34.9	42.7
General and administrative	17.9	19.4	21.4	21.6
Restructuring charge	—	—	—	3.1
In-process research and development	—	—	—	3.6

Total operating expenses	65.4	74.6	73.7	93.5

Income (loss) from operations	0.3	(15.7)	(11.5)	(37.8)
Other income (expense), net	0.6	0.9	0.2	(0.9)

Income (loss) before income taxes	0.9	(14.8)	(11.3)	(38.7)
Provision (benefit) for income taxes	0.2	(0.3)	0.2	0.1

Net income (loss)	0.7%	(14.5)%	(11.5)%	(38.8)%

Revenue

Total revenue increased $3.1 million, or 20%, to $18.4 million in the three-months ended September 30, 2005, from $15.3 million in the comparable period in 2004.

Total revenue increased $14.5 million, or 40%, to $51.0 million in the nine-months ended September 30, 2005, from $36.5 million in the comparable period in 2004.

In the three-months ended September 30, 2005, revenue from sales outside North America decreased $0.5 million, or 13%, to $3.2 million, from $3.7 million in the comparable period in 2004, and accounted for approximately 17% of total revenue. The decrease occurred primarily in Europe, where revenues decreased $0.6 million between the comparable periods. Asia/Pacific sales increased $0.1 million between the comparable periods, primarily due to increased sales in Japan.

In the nine-months ended September 30, 2005, revenue from sales outside North America increased $2.2 million, or 27%, to $10.3 million, from $8.1 million in the comparable period in 2004, and accounted for approximately 20% of total revenue. The increase in international revenue is due to a greater international presence resulting from the acquisition of Docent on March 18, 2004. Docent had well established sales operations in Europe, Japan and Latin America.

One customer, Citigroup Technology, Inc, accounted for 15% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2005. One other customer, Lowe’s, accounted for 13% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2004. No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the nine-months ended September 30, 2005 or 2004.

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

License revenue In the three-months ended September 30, 2005, license revenue increased $1.0 million, or 18%, to $6.6 million, from $5.6 million in the comparable period in 2004. The increase was primarily related to the recognition of revenue from earlier fiscal 2005 deferred license sales on which revenue could not be recognized in earlier quarterly periods as a result of future product deliverables and acceptances.

In the nine-months ended September 30, 2005, license revenue increased $3.5 million, or 26%, to $17.3 million, from $13.8 million in the comparable period in 2004. The increase was primarily related to larger average license deals booked as well as increased overall bookings throughout the nine-months ended September 30, 2005 versus the comparable period in 2004. In addition, Docent sales from January 1, 2004 to March 18, 2004 are not included in our revenue in the nine-months ended September 30, 2004.

Prices per license seat are not comparable in the periods discussed above, as the product mix has changed significantly due to the introduction of SumTotal 7.0 and 7.1.

We had $4.3 million and $3.3 million in deferred license revenue at September 30, 2005 and December 31, 2004, respectively, consisting of numerous contracts that should mostly become recognizable as revenue over the next six months.

Service and maintenance revenue Service and maintenance revenue in the three and nine-months ended September 30, 2005 and 2004 consisted of the following (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Maintenance	$5,043	$3,536	$13,557	$7,800
Hosting	1,994	1,658	5,712	4,209
Training	1,014	473	2,530	1,703
Consulting	3,615	3,875	11,536	8,755
Application service provider	114	111	415	247

	$11,780	$9,653	$33,750	$22,714

In the three-months ended September 30, 2005, service and maintenance revenue increased $2.1 million, or 22%, to $11.8 million, from $9.7 million in the comparable period in 2004. Maintenance revenue increased $1.5 million, or 43% to $5.0 million in the three-months ended September 30, 2005, from $3.5 million in the comparable period in 2004 due to Docent customers that were under contract as of the acquisition date renewing their contracts with SumTotal. The balance of the increase was the result of adding new customers throughout the past year. Hosting revenue increased $0.3 million, or 20%, to $2.0 million in the three-months ended September 30, 2005, from $1.7 million in the comparable period in 2004 as a result of adding new customers. Training revenue increased $0.5 million, or 114%, to $1.0 million in the three-months ended September 30, 2005, from $0.5 million in the comparable period in 2004 due to the addition of the Docent installed customer-base. Consulting revenue decreased $0.3 million, or 7%, to $3.6 million in the three-months ended September 30, 2005, from $3.9 million in the comparable period in 2004 due primarily to decreased consulting services related to the Docent installed customer-base in the three-months ended September 30, 2005 versus the comparable period in 2004.

In the nine-months ended September 30, 2005, service and maintenance revenue increased $11.1 million, or 49%, to $33.8 million, from $22.7 million in the comparable period in 2004 due to increased sales to existing customers, as well as to new customers. Maintenance revenue increased $5.8 million, or 74%, to $13.6 million in the nine-months ended September 30, 2005, from $7.8 million in the comparable period in 2004. The increase is due to the addition of the Docent installed base with the balance primarily due to the addition of new customers. Hosting revenue increased $1.5 million, or 36%, to $5.7 million in the nine-months ended September 30, 2005, from $4.2 million in the comparable period in 2004 due primarily to the addition of the Docent installed customer-base. Training revenue increased $0.8 million, or 49%, to $2.5 million in the nine-months ended September 30, 2005, from $1.7 million in the comparable period in 2004, all of which was the result of the Docent business being included for the full period. Consulting revenue increased $2.7 million, or 32%, to $11.5 million in the nine-months ended September 30, 2005, from $8.8 million in the comparable period in 2004, primarily due to incremental consulting services such as upgrades relating to SumTotal 7.0 and 7.1.

Price changes in service and maintenance revenue had no material effect on the three and nine-months ended September 30, 2005, compared to the same periods in 2004.

Cost of Revenue

In the three-months ended September 30, 2005 and 2004, total cost of revenue remained constant at $6.3 million. This was the result of a decrease in the amortization of intangible assets offset by an increase in third party consulting services.

In the nine-months ended September 30, 2005, total cost of revenue increased $3.1 million, or 19%, to $19.3 million, from $16.2 million in the comparable period in 2004. This was a result of the addition of service and maintenance personnel on March 18, 2004 resulting from the acquisition of Docent, expenses associated with hosting the Docent customer installed-base and additional third party consulting expenses associated with Docent product implementations in Europe.

Cost of license In the three-months ended September 30, 2005 and 2004, total cost of license revenue remained constant at $0.2 million.

In the nine-months ended September 30, 2005, total cost of license revenue increased $0.7 million, or 188%, to $1.1 million, from $0.4 million in the comparable period in 2004. This increase is primarily due to the purchase of third party software for resale in the three-months ended June 30, 2005.

Gross margin for license, including amortization of intangibles, in the three-months ended September 30, 2005, increased to 86% from 70% in the comparable period in 2004. This increase is mainly due to the reduction of amortization of intangible assets offset by the cost of software purchased for resale.

Gross margin for license, including amortization of intangibles, in the nine-months ended September 30, 2005, increased slightly to 77% from 73% in the comparable period in 2004. This increase is mainly due to the reduction of amortization of intangible assets offset by the cost of software purchased for resale.

Our cost of license revenue includes the cost of third party software and content we resell.

Cost of service and maintenance In the three-months ended September 30, 2005, total cost of service and maintenance revenue increased $0.8 million, or 16%, to $5.4 million, from $4.6 million in the comparable period in 2004. The increase is due to the addition of service and maintenance personnel and an increase in the use of third party consulting services.

In the nine-months ended September 30, 2005, total cost of service and maintenance revenue increased $3.0 million, or 24%, to $15.4 million, from $12.4 million in the comparable period in 2004. The increase is primarily due $2.2 million in costs associated with the addition of thirty-four Docent service and maintenance personnel following the merger with Docent on March 18, 2004 and $0.8 million due to an increase in the use of third party consulting services.

Gross margin for service and maintenance increased to 54% in the three-months ended September 30, 2005 from 52% in the comparable period in 2004. The improvements in gross margin for service and maintenance are primarily due to maintenance renewal contracts being signed for the Docent maintenance installed customer-base and increased revenues without incremental expenses.

Gross margin for service and maintenance increased to 54% in the nine-months ended September 30, 2005 from 46% in the same period in 2004. The improvements in gross margin for service and maintenance are primarily due to maintenance renewal contracts being signed for the Docent maintenance installed customer-base and increased revenues without incremental expenses.

Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

Amortization of intangibles Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible asset on the balance sheet. We recorded amortization expenses of $0.2 million in the three-months ended September 30, 2005 and 2004. We recorded amortization expenses of $0.7 million in the nine-months ended September 30, 2005 and 2004.

Under SFAS No. 142, Goodwill and Other Intangible Assets, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses.

In the three-months ended September 30, 2005, amortization of intangible assets decreased $0.8 million, or 53%, to $0.7 million, from $1.5 million in the comparable period in 2004. The decrease in the three-months ended September 30, 2005 is primarily due to a reduction in amortization expenses resulting from other intangible assets which were fully amortized in the later fiscal quarters of 2004 and early 2005.

In the nine-months ended September 30, 2005, amortization of intangible assets decreased $0.6 million, or 17%, to $2.8 million, from $3.4 million in the comparable period in 2004. The decrease in the nine-months ended September 30, 2005 is primarily due to a reduction in amortization expenses resulting from other intangible assets which were fully amortized in the later fiscal quarters of 2004 and early 2005.

Operating Expenses

Research and development In the three-months ended September 30, 2005, total research and development increased $0.2 million, or 5%, to $3.1 million, from $2.9 million in the comparable period in 2004. Expenses relating to research and development personnel in the three-months ended September 30, 2005 increased $0.4 million, or 16%, to $2.9 million, from $2.5 million in the comparable period in 2004, due to increased salary costs for an additional thirteen personnel. Consulting expenses in the three-months ended September 30, 2005 decreased to $0.2 million, from $0.3 million in the comparable period in 2004. Additional consultants were needed to support work on our product platform throughout 2004.

In the nine-months ended September 30, 2005, total research and development expenses increased $0.7 million, or 9%, to $8.9 million, from $8.2 million in the comparable period in 2004. Expenses relating to research and development personnel in the nine-months ended September 30, 2005 increased $1.4 million, or 20%, to $8.5 million, from $7.1 million in the comparable period in 2004. The increase is due to the addition of nineteen Docent research and development personnel on March 18, 2004 resulting from the acquisition of Docent and for additional hires. Consulting expenses in the nine-months ended September 30, 2005 decreased $0.6 million, or 60%, to $0.4 million, from $1.0 million in the comparable period of 2004. Additional consultants were needed to support work on our product platform throughout 2004.

We expect research and development expenses to increase slightly in absolute dollars through the end of fiscal 2005 due to additional consulting services and additional hiring relating to future versions of SumTotal 7.0 Series.

Sales and marketing In the three-months ended September 30, 2005, total sales and marketing expenses increased $0.2 million, or 3%, to $5.7 million, from $5.5 million in the comparable period in 2004. Expenses relating to sales and marketing personnel in the three-months ended September 30, 2005 increased $0.4 million, or 8%, to $5.3 million, from $4.9 million in the comparable period in 2004, due to increased salary and commissions costs. Marketing programs expenses remained relatively unchanged at $0.3 million between the two comparable periods.

In the nine-months ended September 30, 2005, total sales and marketing cost increased $2.2 million, or 14%, to $17.8 million, from $15.6 million in the comparable period in 2004. Expenses relating to sales and marketing personnel in the nine-months ended September 30, 2005 increased $2.6 million, or 19%, to $16.1 million, from $13.5 million in the comparable period in 2004, due to increased salaries, headcount and commissions costs. Marketing programs expenses in the nine-months ended September 30, 2005 increased $0.2 million, or 17%, to $1.4 million, from $1.2 million in the comparable period in 2004.

We expect sales and marketing expenses to increase in absolute dollars due to additional personnel and commissions costs throughout the remainder of fiscal 2005.

General and administrative. In the three-months ended September 30, 2005, total general and administrative cost increased $0.3 million, or 11%, to $3.3 million, from $3.0 million in the comparable period in 2004. For the three-months ended September 30, 2005, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 increased $0.3 million, or 75%, to $0.7 million, from $0.4 million in the comparable period in 2004. Expenses relating to general and administrative personnel in the three-months ended September 30, 2005 increased $0.1 million, or 6%, to $1.8 million, from $1.7 million in the comparable period in 2004. In addition, in the three-months ended September 30, 2005, expenses relating to outside services, including legal expenses, other consulting and certain human-resources related expenses, decreased $0.2 million, or 33%, to $0.4 million, from $0.6 million in the comparable period in 2004.

In the nine-months ended September 30, 2005, total general and administrative cost increased $3.0 million, or 38%, to $10.9 million, from $7.9 million in the comparable period in 2004. Expenses relating to general and administrative personnel in the nine-months ended September 30, 2005 increased $0.1 million, or 2%, to $5.8 million, from $5.7 million in the comparable period in 2004. In addition, in the nine-months ended September 30, 2005, we incurred an additional $1.9 million in accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404. Expenses relating to outside services, including legal expenses, other consulting and certain human resources related expenses, increased $1.0 million, or 77%, to $2.3 million, from $1.3 million in the comparable period in 2004.

We expect general and administrative expenses to increase in absolute dollars due to additional hiring and costs associated with compliance with Sarbanes-Oxley Section 404 throughout the remainder of fiscal 2005.

Restructuring charge The merger of Click2learn and Docent in the first quarter of fiscal 2004, forming SumTotal Systems, caused excess facilities and redundant employee positions.

During the first quarter of fiscal 2004, we recorded an $889,000 restructuring charge, which consisted of $717,000 million in employee severance expenses and $172,000 in facility exit expenses. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility expenses represent the closure of a facility in Framingham, Massachusetts and include the fair value of payments required under lease contract and contractual sublease income.

During the second quarter of fiscal 2004, we recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance expenses and $155,000 million in facility exit expenses. Employee severance consists of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility expenses represent the partial closure of a facility in Bellevue, Washington and include the fair value of payments required under lease contract and contractual sublease income.

In-process research and development In connection with the merger with Docent, SumTotal Systems assigned $1.3 million to in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were estimated. These cash flows considered the contribution of the core/developed technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value, using a discount rate of 25%, to estimate the value of the IPR&D. Subsequent to the acquisition, we incurred approximately $1.7 million related to the development of these products. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005 respectively.

Stock-based compensation In the three-months ended September 30, 2005 and 2004, stock-based compensation expense relating to common stock options and restricted stock was $329,000 and $274,000, respectively. Stock-based compensation expense relating to common stock options issued to former Docent employees was $119,000 and $274,000 in the three-months ended September 30, 2005 and 2004, respectively. Stock-based compensation expense relating to restricted stock options issued to certain executives was $74,000 in the three-months ended September 30, 2005. Stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees was $136,000 in the three-months ended September 30, 2005.

In the nine-months ended September 30, 2005 and 2004, stock-based compensation expense relating to common stock options and restricted stock was $712,000 and $1,119,000, respectively. Stock-based compensation expense relating to common stock options issued to former Docent employees was $472,000 and $595,000 in the nine-months ended September 30, 2005 and 2004, respectively. In the nine-month ended September 30, 2005, stock-based compensation expense relating to restricted stock options issued to certain executives was $104,000. In the nine-months ended September 30, 2005, stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees during the period in which we were unable to issue common stock due to our non-compliance with financial reporting regulations of the NASDAQ National Market was $136,000. In the nine-months ended September 30, 2004, we recognized $291,000 as a result of accelerated options vesting to certain employees and $233,000 as a result of increasing the amount of shares available for purchase in the SumTotal Systems ESPP as a result of the acquisition of Docent.

Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. Stock-based compensation expense is allocated based on the function of employees.

Interest expense In the three-months ended September 30, 2005, interest expense was $4,000 compared to $0 in the comparable period in 2004.

In the nine-months ended September 30, 2005, interest expense decreased to $5,000, from $121,000 in the comparable period in 2004. These amounts were primarily related to the line of credit from with Silicon Valley Bank. In March 2004, we cancelled our $10.0 million working capital line Silicon Valley Bank. We incurred a charge of $67,000 associated with the acceleration of vesting of warrants related to cancellation of our line of credit in the first quarter of fiscal 2004.

Interest income In the three-months ended September 30, 2005, interest income increased $130,000, or 134%, to $227,000, from $97,000 in the comparable period in 2004. In the nine-months ended September 30, 2005, interest income increased $379,000, or 187%, to $582,000, from $203,000 in the comparable period in 2004. Interest income increased due to increased interest rates applied to higher balances of cash and cash equivalents resulting from net cash acquired from the Docent merger, collections of accounts receivable and net proceeds from the issuance of common stock.

Other income (expenses), net In the three-months ended September 30, 2005, other expense increased $163,000 to $121,000, from an income of $42,000 in the comparable period in 2004. The increase was entirely due to foreign exchange losses.

In the nine-months ended September 30, 2005, other expense increased $252,000 to $493,000, from $241,000 in the comparable period in 2004. The increase was primarily due to $493,000 in foreign exchange losses in the nine-months ended September 30, 2005, versus $340,000 in foreign exchange losses in the comparable period in 2004.

Equity in losses of an affiliate Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our 19.9% ownership portion of the joint ventures’ net income or loss. In the three and nine-months ended September 30, 2005, our equity in losses of an affiliate decreased to $0, from $0 and $169,000 in the comparable periods in 2004, respectively. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will have no further losses from our equity investment in this company.

Foreign and state income taxes In the three and nine-months ended September 30, 2005, we recorded a provision for income tax expense of $29,000 and $90,000, respectively, related to foreign and state income taxes, as compared to a credit for income tax expense of $47,000 and a provision for income tax expense of $29,000 in the same periods in 2004, respectively.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity were $29.6 million of cash and cash equivalents and $3.6 million of short-term investments.

We believe that our available cash resources, combined with cash flows generated from revenue, will be sufficient to meet our presently anticipated working capital and capital expense for at least the next twelve months. However, in connection with the acquisition of Pathlore which was completed on October 4, 2005 and which involved a cash payment of approximately $29.2 million, we entered into a $22.5 million credit facility to assist in financing this transaction. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Net cash provided by operating activities was $0.9 million in the nine-months ended September 30, 2005. The cash provided during the period was primarily due to net collection of receivables of $4.5 million, a $0.8 million increase in deferred revenue due to additional invoiced bookings during the period, and non-cash activities consisting of $2.8 million for the amortization of intangible assets, $1.3 million for depreciation and amortization of property and equipment, $0.7 million for stock-based compensation, a $0.2 million increase in the provision for sales returns and doubtful accounts and a $0.2 million increase in other accrued liabilities, offset by a net loss of $5.8 million, a $1.7 million decrease in accrued compensation and benefits, a $1.2 million decrease in accounts payable, a $0.5 million increase in prepaid expenses and other current assets, a $0.4 million decrease in the restructuring accrual and $0.1 million in accretion on interest on short-term investments.

Net cash provided by operating activities was $0.4 million for the nine-months ended September 30, 2004. The cash provided during the period was due to net collection of receivables of $6.4 million, primarily due to the acquisition of $5.8 million of Docent accounts receivable on March 18, 2004, a $2.5 million increase in deferred revenue due to additional bookings during the period, a $1.1 million decrease in other long-term assets, a $0.3 million decrease in prepaid expenses and other current assets and non-cash activities consisting of $3.4 million in the amortization of intangible assets, a $1.3 million write-off of IPR&D that had not yet reached technological feasibility and had no alternative future use, $1.1 million for stock-based compensation, $1.2 million for depreciation and amortization of property and equipment, $0.4 million for a loss on the disposal of property and equipment, $0.2 million for equity losses from affiliate, $0.1 million for amortization of discount on debt, offset by a net loss of $14.1 million, a $0.7 million decrease in accrued compensation and benefits, a $1.9 million decrease in accrued liabilities, a $0.4 million decrease in accounts payable and non-cash activities consisting of a $0.2 million decrease for provision for sales returns and doubtful accounts.

Net cash provided by investing activities was $1.6 million in the nine-months ended September 30, 2005 due to $5.6 million in net sales of short-term investments, offset by $2.3 million in purchases of equipment and $1.7 million in capitalized costs associated with the pending Pathlore merger.

Cash provided by investing activities was $22.8 million in the nine-months ended September 30, 2004 due to the $25.4 million of cash acquired, net of payments, in connection with the Docent merger, and $0.1 million in net sales of restricted cash, offset by $1.5 million in net purchases of short-term investments, $0.7 million in purchases of equipment and $0.5 million in cash used for our asset purchase agreements with distributors in Japan and Australia.

Net cash provided by financing activities was $1.1 million in the nine-months ended September 30, 2005 due to proceeds from the issuance of common stock through our ESPP and exercises of common stock options.

Net cash used in financing activities was $2.9 million in the nine-months ended September 30, 2004 due to cancellation the working capital line at Silicon Valley Bank that had a balance of $3.5 million at December 31, 2003 and the repayment of a $0.4 million note payable resulting from our acquisition of Click2learn Japan KK, offset by $1.0 million in proceeds from the issuance of common stock. In March 2004, we cancelled our $10.0 million working capital line of credit at Silicon Valley Bank. We paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation and incurred a charge of $67,000 associated with warrants related to the line of credit.

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. For terms and details of the credit facility, refer to Note 7 “Bank Credit Facilities” in the unaudited Condensed Consolidated Financial Statements.

At September 30, 2005, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	Greater Than 5 Years
Operating leases	$6,473	$1,698	$1,556	$1,354	$735	$311	$819
Accrued restructured facility lease payments	305	130	79	77	19	—	—
Contractual sublease income included in restructuring accrual	(201)	(79)	(54)	(54)	(14)	—	—

	$6,577	$1,749	$1,581	$1,377	$740	$311	$819

We have entered into various arrangements with hosting services vendors and various non-cancelable operating facility lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods expiring through 2015. In addition, we are under contract to fulfill facility leases for offices that were subleased to third party companies under restructuring plans.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2 “Summary of Significant Accounting Policies” in our unaudited Condensed Consolidated Financial Statements.

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

Our anticipated benefits of acquiring Pathlore Software Corporation may not be realized.

We expect that the Pathlore Software Corporation (“Pathlore”) acquisition will enhance our position in the learning industry through the combination of our legacy product, and Pathlore’s technologies, products, services, distribution channels and customer contacts. We may not realize any of these benefits and the acquisition may result in the deterioration or loss of significant business. For example, if our business, or the new Pathlore business fails to meet the demands of the marketplace, customer acceptance of products and services of the newly combined company could decline or customer orders could be cancelled. In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as our management does. For example, the sale of Pathlore’s products may not contribute to our results to the extent we expected for a number of reasons, including the integration risks described below.

In addition, the Pathlore acquisition decreased our cash position and will dilute our existing stockholders’ percentage ownership. Further, some of our financial results will be negatively impacted due to certain purchase accounting rules which will result in a write-down of Pathlore’s deferred revenue and other purchase accounting adjustments. We may also need to restructure aspects of our business in order to achieve anticipated synergies. These actions may result in restructuring charges, and may cause uncertainty among our employees, which may result in the departure of certain key employees. The failure to effectively manage the acquisition and integration of Pathlore could disrupt our business and harm our financial results.

Each of these risks may result in a decrease in our stock price.

Customer and employee uncertainty related to the Pathlore acquisition could harm the combined company.

Pathlore legacy customers may, in response to the acquisition by us, delay or cancel purchasing decisions. Any delay or cancellation in purchasing decisions could seriously harm our business. Similarly, former Pathlore and SumTotal employees may experience uncertainty about their future role with the combined company. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

Although we expect that the Pathlore acquisition will result in benefits to the combined company, those benefits may not occur or may be delayed because of integration and other challenges.

Achieving the expected benefits of the acquisition will depend in part on the integration of Pathlore’s legacy technology, products, operations, personnel and distribution channels in a timely and efficient manner. The challenges involved in this integration include:

•	incorporating Pathlore’s legacy technology and products into our line of products;

•	integrating Pathlore’s legacy products into our business and distribution channels because we did not, until the acquisition, offer Pathlore’s products;

•	integrating the former Pathlore technical team with our larger and more widely dispersed engineering organization;

•	integrating the former Pathlore operations and financial reporting function into our operations and financial reporting systems; and

•	coordinating the efforts of the former Pathlore’s sales organization with our larger and more widely dispersed sales organization.

The integration of the two businesses will be complex, time consuming and expensive, may disrupt both companies’ businesses and may result in the loss of customers or key employees or the diversion of the attention of management, any of which could have a negative effect upon SumTotal Systems’ business and stock price.

Any acquisition we make or attempt to make, including our acquisition of Pathlore, could disrupt our business and harm our financial condition if we are not able to successfully close the acquisition or successfully integrate acquired businesses and technologies, or if we do close the acquisition, expected benefits of the combination do not materialize.

We have made and may continue to make acquisitions and investments in order to enhance our business. Acquisitions, whether or not consummated, require extensive efforts from numerous departments in the company. We have been, and, to the extent we acquire other companies, will continue to, expend significant efforts on pursuing and closing the transactions. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the acquisition. There can be no assurance that we will be able to timely close other acquisitions, or other business combinations we may make in the future on favorable terms or on a timely basis, and failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately our stock price.

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

Our credit facility requires compliance with certain restrictive covenants and if we breach the covenants, we will be in default and the lender could demand repayment or foreclose on the loan.

The credit facility we established in conjunction with the acquisition of Pathlore, which closed October 4, 2005, requires compliance with certain restrictive covenants. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $17.5 million. These covenants include, but are not limited to, EBITDA levels, leverage ratios, capital expenditures, indebtedness, distributions, investments, and change of control restrictions. If we breach these covenants, there is no assurance that the lender will waive the violation and the lender could demand repayment of the outstanding debt and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. As a result of our credit facility, we may be more leveraged than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we are able to repay the debt, under the terms of the credit facility, there are penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan due to a breach of the covenants or other default (i) could leave us without the ability to control which assets were sold to satisfy the loan, and (ii) could leave us without sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our sales or stock price.

We have a history of losses, we expect future losses on a GAAP basis and we may not achieve GAAP profitability on a consistent basis.

Though we achieved profitability for the first time in the third quarter of fiscal year 2005, we may not be able to maintain profitability on a consistent basis, if at all.

We expect to derive substantially all of our revenue from the licensing of our new business performance and learning technology software family of products, the SumTotal 7.0 Series, as well as our legacy products, Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System (“Legacy Products”) (SumTotal 7.0 Series and Legacy Products are hereinafter collectively called, “SumTotal Systems Suite”), and related services, including without limitation, maintenance, services and hosting. We do not expect these product offerings to be sufficient to maintain GAAP profitability. Commencing at the end of the fourth quarter 2004 and beginning the first quarter 2005, we have begun our transition from our Legacy Products to the SumTotal 7.0 Series, and services related to these offerings. If we fail to generate adequate revenues from the SumTotal Systems Suite and related services, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first fiscal quarter of 2006, we will be required to charge the expense related to all stock options to the statements of operations in accordance with SFAS No. 123R, Share Based Payments, which was issued by FASB in December 2004 which will have the impact of increasing our reported GAAP losses. As a result of all of the foregoing, we expect to incur losses on a GAAP basis for the foreseeable future, and may not, despite our forecast, achieve profitability on an operational basis. Failure to meet or exceed our forecasts or industry analysts’ projections could cause the price of our common stock to decline.

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

Our product offerings, both current and future, like all software programs generally, are complex and often contain unknown and undetected errors or performance problems despite internal and third party testing. New product offerings contain new features and functionality which result in a greater likelihood of Defects. Many serious Defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempted to discover and resolve all Defects in our new product line that we believed would be considered serious by our customers before shipment to them, SumTotal 7.0 Series is not error-free and some customers have notified us that they consider some of the Defects in the SumTotal 7.0 Series to be serious. Nonetheless, we have, to date, been able to address, or are addressing, such concerns through professional services or maintenance, although we cannot assure you that we will always be able to do so. The Defects, some of which were unknown to us, some that may yet to be discovered, and others that may manifest themselves in future releases of our product, could cause performance problems and result in material adverse financial consequences, including without limitation, delay in recognizing, declining or lost revenues, delay in customer acceptance, warranty claims, refund requests, or litigation claims for breach of contract or other claims.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $4.64 per share on November 2, 2005. The carrying value of our goodwill and intangible assets on September 30, 2005 was $27.7 million and $6.6 million, respectively. A further sustained decline in our stock price could trigger impairment of the carrying values of our goodwill and intangible assets and cause us to record an impairment charge to reduce the value of these assets to reflect their estimated fair values in future quarters.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we did in connection with 2004, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting at the end of the current fiscal year. During this process, if we are unable to effectively remediate our material weaknesses, or if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

In addition, we recently engaged new auditors for the fiscal year ending December 31, 2005. Since the auditors are newly engaged, we have not been through the process related to management’s report on internal controls and procedures and auditor’s attestation report with these auditors. Our new auditors may identify additional weaknesses in our controls and procedures that were not identified during the 404 compliance process with our prior auditors. If we are unable to effectively remediate any additional material weaknesses identified by us or our auditors, we will be unable to asset such internal control is effective.

Recently enacted and proposed changes in securities laws and regulations have increased, and are likely to continue to increase, our expenses.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased, and will continue to increase, our expenses as we devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures, and it imposes comprehensive reporting and disclosure requirements; sets stricter independence and financial expertise standards for audit committee members; and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In particular, we have incurred, and will continue to incur, additional administrative expense as we implement Sarbanes-Oxley Section 404, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. In addition, the NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

Our business may not generate the cash needed to finance our operations or growth, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

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

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under the ESPP rather than disclose the impact on our consolidated net loss within the footnotes as is our current practice found in Note 2 “Summary of Significant Accounting Policies” in the unaudited Condensed Consolidated Financial Statements. The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and out-of-the-money stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. Refer to the discussion of stock-based compensation in Note 2 “Summary of Significant Accounting Policies” in our unaudited Condensed Consolidated Financial Statements.

We face intense competition from other business performance and learning management software providers including Saba Software, Inc., Plateau Systems Ltd., Learn.com, GeoLearning, and International Business Machines Corporation, as well as other enterprise software vendors such as SAP AG, Oracle Corporation and Siebel Systems, Inc., and we may be unable to compete successfully.

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

Our principal competitors are Saba Software, Inc., Plateau Systems Ltd., International Business Machines Corporation, Learn.com, GeoLearning, SAP AG, Oracle Corporation and Siebel Systems, Inc.

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

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third party Internet service providers to host our SumTotal Systems Suite for customers who desire to have these solutions hosted. We also rely on third party communications service providers for the high-speed connections that link our web servers and office systems and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers, may subject us to customer liability, or may tarnish our reputation, thereby causing a decrease in our revenue and an accompanying decline in the price of our common stock.

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

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations.

Our success depends to a significant degree on the performance of the senior management team and other key employees. Our Chief Executive Officer resigned in October 2005, and, as a result, even though our Board Chair is interim Chief Executive Officer, we are going through a period of uncertainty while our Board conducts a search for a new Chief Executive Officer. There can be no assurance that once hired, the new Chief Executive Officer will be able to work with our management team effectively to successfully implement our strategy. While our Section 16 officers and have been given two-year retention bonuses, there is no guarantee that such officers and other employees will remain employed with us. The loss of any of these individuals could harm our business. We do not have employment agreements with our executives or with any other key employee, and we do not maintain key person life insurance for any officer or key employee.

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

Our SumTotal Systems Suite and our new product, SumTotal 7.0 Series and successor products and related services are expected to continue to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal Systems Suite and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in the decline of our common stock.

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

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and in February 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IPLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ (the “SumTotal Case”). The action is pending before the Northern District of California and concerned the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain Docent and Click2learn software products infringe eight IpLearn patents that relate to online learning. IpLearn is seeking injunctive relief and unspecified monetary damages. The case is still in the discovery phase. On September 16, 2005, we filed two summary judgment motions, one alleging that three of IpLearn’s patents are invalid. The second summary judgment motion seeks dismissal of the infringement claims against the Docent products because, two and a half years after IpLearn filed its case against the Docent products, IpLearn has failed to make a prima facie case that the Docent products infringe. The judge issued a ruling indicating that he would set a briefing and hearing schedule for the summary judgment motions at the Markman hearing, which is currently scheduled for November 18, 2005. In advance of the November 18, 2005 hearing, the parties have entered into settlement discussions.

We entered into these discussions because of the uncertainties inherent in any litigation, as well as the distraction to management and the expenses associated with litigation. At this point, there is no agreement between the parties, including without limitation, an agreement on the scope of any potential settlement in terms of which patents the settlement would apply to, or the amount of such settlement, although, most recently, a range from $0 to approximately $5.4 million has been discussed. We believe, at the time of this filing, that a loss from settlement or judgment is less than probable and therefore we have not established an accrual for this potential loss. We expect there may be further discussions through November 18, 2005, and potentially thereafter. We cannot be certain, however, that if the parties were to reach a settlement at some point in the future (a) when such settlement would occur, if ever; (b) whether such settlement, if any, would be within the range stated above; or (c) the scope of such settlement, if any.

Nonetheless, patent infringement claims are expensive to defend and divert management attention from operating our business. In addition, even though we may prevail initially in any particular case, as we experienced in the IP Innovation case, such matter may be subject to appeal by plaintiff and may subject us to time-consuming and costly delays in final resolution of a particular case. In addition, now that we acquired Pathlore, we may be the subject of additional intellectual property infringement cases. In the event it is in fact determined that Docent, Click2learn or Pathlore were, or we are, infringing the patents that are the subject of any of these claims or other third party patents or other intellectual property claims, we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. In the three and nine-months ended September 30, 2005 revenue from sales outside North America accounted for approximately 18% and 20% of total revenue, respectively, from 28% and 25%, in the comparable periods in 2004, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in the three and nine-months ended September 30, 2005 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 because the material weaknesses described below and in our Form 10-K for the period ended December 31, 2004 were not fully remediated as of September 30, 2005.

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

(c) Changes in Internal Control Over Financial Reporting

Our management is treating these material weaknesses very seriously and has undertaken the following actions to remediate them:

For the quarter ended December 31, 2004:

•	Hired additional qualified personnel in accounting and IT. This includes a Vice President of Finance - Europe in November 2004, a Director of Information Technology in November 2004 and a Director of Revenue Accounting in December 2004

For the quarter ended March 31, 2005:

•	Implemented enhanced procedures for the preparation and review of financial statements, review of account reconciliations, analyses and journal entries for the first quarter close in 2005; and

•	Implemented improved procurement cutoff procedures for the first quarter of 2005;

For the quarter ended June 30, 2005:

•	Hired a new Corporate Controller in June 2005;

•	Implemented improved procedures in April 2005 to ensure that all wire and investment transfers were adequately approved;

•	Implemented a tighter review of expense reports, commission payments and other disbursements during the second quarter of 2005; and

•	Implemented better monitoring of the company’s investments to ensure compliance with policy and correct classification in the financial statements in the second quarter of 2005.

For the quarter ended September 30, 2005:

•	Improved and streamlined the accounting process for domestic revenue transactions and tightened corresponding review and approval procedures;

•	Implemented new purchasing approval guidelines;

•	For our U.K. operations, we implemented improved procedures, segregation of duties and improved reviews of local financial statements, account reconciliations and journal entries for the third quarter close in 2005; and

•	Continued to hire additional qualified finance staff into the organization.

These changes are part of our overall program that is intended to remediate material weaknesses by December 31, 2005.

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

IpLearn, LLC v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (“Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and in February 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IPLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ (the “SumTotal Case”). The action is pending before the Northern District of California and concerned the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleges that certain Docent and Click2learn software products infringe eight IpLearn patents that relate to online learning. IpLearn is seeking injunctive relief and unspecified monetary damages. The case is still in the discovery phase. On September 16, 2005, we filed two summary judgment motions, one alleging that three of IpLearn’s patents are invalid. The second summary judgment motion seeks dismissal of the infringement claims against the Docent products because, two and a half years after IpLearn filed its case against the Docent products, IpLearn has failed to make a prima facie case that the Docent products infringe. The judge issued a ruling indicating that he would set a briefing and hearing schedule for the summary judgment motions at the Markman hearing, which is currently scheduled for November 18, 2005. In advance of the November 18, 2005 hearing, the parties have entered into settlement discussions.

We entered into these discussions because of the uncertainties inherent in any litigation, as well as the distraction to management and the expenses associated with litigation. At this point, there is no agreement between the parties, including without limitation, an agreement on the scope of any potential settlement in terms of which patents the settlement would apply to, or the amount of such settlement, although, most recently, a range from $0 to approximately $5.4 million has been discussed. We believe, at the time of this filing, that a loss from settlement or judgment is less than probable and therefore we have not established an accrual for this potential loss. We expect there may be further discussions through November 18, 2005, and potentially thereafter. We cannot be certain, however, that if the parties were to reach a settlement at some point in the future (a) when such settlement would occur, if ever; (b) whether such settlement, if any, would be within the range stated above; or (c) the scope of such settlement, if any.

IP Innovation, LLC, v. Thomson Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent and seven other defendants in the U.S. District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of Hypertext Markup Language (“HTML”) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. In August 2004, IP Innovation filed a notice of appeal of the summary judgment award. In August 2004, Docent filed a claim for attorney’s fees, which was denied in October 2004. IP Innovation filed its Opening Brief in connection with its appeal of the Summary Judgment award in January 2005. Docent filed its opposition brief, along with an appeal of the attorney’s fees order, in April 2005. On September 21, 2005, the U.S. Court of Appeals Federal Circuit scheduled a hearing of the appeal in IP Innovation, LLC v. eCollege.com, Digital Think, Inc., and Docent, Inc. for November 9, 2005.

We believe that the patent infringement cases are without merit, and we are defending, and plan to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions (including a judgment or settlement where we may be required to license patents on terms that may or may not be favorable to us, an injunction that would prevent us from shipping our product, or if we are forced to alter our website or our software products) may cause a material adverse effect on our future business, operating results and/or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of SumTotal Systems, Inc. was held on Friday, September 23, 2005, at the Company’s Corporate Headquarters in Mountain View, California. The results of the voting on the matters submitted to the stockholders are as follows:

To elect two Class I members of the Company’s Board of Directors to hold office until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified or until such Directors’ death, resignation or removal.

	Votes For	% of Voted	Withheld	% of Voted
Jack Acosta	17,513,950	99.7%	53,076	0.3%
Vijay Vashee	17,391,440	99.0%	175,586	1.0%

The Company’s Class II Directors continuing in office until the 2006 Annual Meeting are John Coné, Donald E. Fowler and Ali Kutay. The Class III Directors continuing in office until the 2007 Annual Meeting are Sally Narodick and Kevin Oakes. There is one vacancy in Class III of the directors as a result of the resignation of our prior CEO from his position as CEO and as a director, effective as of October 17, 2005.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

10.1	SumTotal Systems, Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement Form.

10.2	SumTotal Systems, Inc. Retention Bonus Agreement Form.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

November 7, 2005	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)