Form 10-K
period 2005-12-31
SUMTOTAL SYSTEMS INC
filed 2006-03-28
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50640

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer                            ☒ Accelerated filer                            ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☒  No

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of March 1, 2006 was approximately 25,474,744 shares.

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of the common stock on June 30, 2005, on the NASDAQ National Market System of $4.61 per share, was approximately $97.7 million. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Document incorporated by reference

As noted herein, the information called for by Part II and Part III of this Annual Report on Form 10-K is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be filed in conjunction with the registrant’s 2005 Annual Meeting of Stockholders, scheduled to be held on June 9, 2006, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

SUMTOTAL SYSTEMS, INC.

FORM 10–K

For the Year Ended December 31, 2005

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements, including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language ( including variations of such words) apply to, but are not limited to, statements regarding the following; our belief that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next twelve months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition; statements about future business operations; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 7.x Series; revenue recognition; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Annual Report on Form 10-K and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors That May Affect Future Results of Operation.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.	BUSINESS

We maintain executive offices and principal facilities at 1808 North Shoreline Boulevard, Mountain View, California 94043. Our telephone number is (650) 934-9500. We maintain a website at www.sumtotalsystems.com. Investors can obtain copies of our Securities and Exchange Commission (“SEC”) filings from our site free of charge, as well as from the SEC website at www.sec.gov. In addition, our charter documents, including the Code of Ethics for our Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors (“Code of Ethics”) and Whistleblower Policy and Procedure for the Anonymous Reporting, Receipt, Treatment and Retention of Concerns to the SumTotal Systems, Inc. Board of Directors’ Audit Committee Members or Executive Staff (“Whistleblower Policy”) are posted on our website. We intend to post any amendments or waivers to our Code of Ethics on our website.

Background

We were originally incorporated as Asymetrix Corporation in the state of Washington in 1984 and have developed and marketed a wide range of software products. In 1995, we began to focus our business on the enterprise learning market and released our first authoring tool focused specifically on the creation of online learning content. We created our first learning management system in 1997 and our first web-based collaborative content development system in 1999. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc. (“Click2learn”). In 2001, we acquired IntelliPrep Technologies, Incorporated (“IntelliPrep”) to strengthen our product offerings for the enterprise learning market, resulting in the initial release of the Aspen product suite in September 2001.

On March 18, 2004, we merged with Docent, Inc. (“Docent”) to form SumTotal Systems. For accounting purposes, the merger was treated as an acquisition by Click2learn of Docent. Docent, Inc. was incorporated in

Delaware in 1997 and had its initial public offering on September 29, 2000. The two companies entered into an Agreement and Plan of Reorganization on October 20, 2003, and completed the merger on March 18, 2004. In that transaction, each issued and outstanding share of Click2learn’s and Docent’s common stock was exchanged for 0.3188 and 0.7327 shares of SumTotal Systems’ common stock, respectively. The transaction was a tax-free reorganization for United States (“U.S.”) tax purposes. For the remainder of 2004, we focused our offerings to those related to the Docent and Aspen product lines. In the fourth quarter of 2004, we delivered the integrated product platform, launching the SumTotal 7.x series.

In order to expand our market leadership and vertical industry strength, we acquired Pathlore Software Corporation (“Pathlore”) on October 4, 2005. According to industry analysts, the acquisition brought together the leaders in revenue and customer count. The combination is expected to offer Pathlore customers access to our broader enterprise suite of product capabilities and expanded global support as well as extend our reach into key segments, including state government, health care, and the rapidly growing middle-market. Pathlore shareholders received approximately $29.3 million in cash and four million shares of our common stock. With this acquisition, we now have over 1,500 customers and 17 million licensed users worldwide.

Overview

We are the largest worldwide provider of learning and business performance technologies and services. According to industry analysts, our share of learning management systems (“LMS”) market revenue, at 20%, is approximately 45% greater than the market’s next leading vendor, and nearly 200% greater than the market’s third-ranked vendor. Our solutions are uniquely focused on helping organizations harness and manage mission-critical intellectual power to solve real-world business problems and produce significant bottom-line results. We specialize in helping these organizations create, deliver, and analyze learning and information in order to enhance workforce performance, build strategic relationships with their customers and partners and realize new revenue streams. Our solutions are helping hundreds of corporations and government agencies around the world achieve measurable improvement in business results in vital areas such as sales readiness and new product launch, customer education and sales channel effectiveness, certification and regulatory compliance, Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) system rollout training, customer service and call center improvement, and organizational development and corporate university education.

Our core offering, the SumTotal Systems Enterprise Suite 7.0 and 7.1 (“SumTotal 7.x Series”), is an integrated suite of software applications that combines learning management, learning content management, in-depth analytics and other mission-critical, standards-based learning applications on a single, integrated platform. With our suite and our related software products, services and content, organizations can improve productivity and increase revenue by creating, managing and delivering timely information and training across their extended enterprise of employees, suppliers, distributors and customers. Individuals can collaboratively develop and share content over the web, and communicate in real-time in virtual classrooms or online meetings. Most importantly, organizations can report, measure and analyze the impact of training on desired business results in order to effectively target learning activities. SumTotal 7.x Series is a web-based system that is designed to be open, flexible and scalable and easily configured to adapt to unique customer needs.

We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 60 of the Fortune 100 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

Industry Background

We participate in established market categories defined as “Talent Management”, “Human Capital Management” and “eLearning” by leading industry research firms such as Gartner, Forrester Research, International Data Corporation, and many others. The roots of eLearning, Talent Management, and Human

Capital Management can be traced to the early days of the web with the introduction of Internet-based training (“IBT”) tools. These tools provide the ability to convert classroom-based training materials to the web, facilitating learner convenience and cost savings associated with elimination of travel to training locations, employee time off work, and reproduction of training materials. The IBT phase was followed with the addition of LMS that provide further cost savings and efficiencies through online registration, and centralized management and tracking of disparate learning resources, activities (both online and classroom-based) and student populations. The addition to the performance management applications and blended delivery channels that span instructor-led training, self-paced web training, and virtual classrooms have extended the effectiveness of learning and talent management. Each stage of market evolution has delivered progressive levels of customer value. We deliver solutions that span each of these areas, and are leading the industry into a new phase of business performance and talent management with industry-specific solutions and analytic applications. Analytic applications will enable organizations to integrate data captured in learning systems with data captured in ERP, CRM and other systems in order to correlate the impact of training with business goals.

Products and Services

We offer the following products and services:

SumTotal 7.x Series

The SumTotal 7.x Series, our current product suite which was launched at the end of fiscal 2004, works within business processes to align individuals with organization goals, prescribe learning plans and training, track certification and compliance related activities, and correlate training to business results. The suite of eight software applications unifies collaborative content development, comprehensive learning management, knowledge management, performance management, real-time collaboration, and analytics in an integrated system designed to be open, flexible, modular, and scalable. The hallmark of the suite is that it promises more flexible, rapid, strategic delivery and management of learning activities; including options for measuring learning impact on revenues, expenses, cycle time and other business results; and interoperability and integration capabilities that dramatically reduce the cost of ownership. The SumTotal 7.x Series is truly a global platform, available in multiple languages including U.S. and U.K. English, French, German, Canadian French, Italian, Universal Spanish, Portuguese, Traditional Chinese, Simplified Chinese and Japanese.

Each product in the SumTotal 7.x Series is designed to offer comprehensive support for industry standards such as Sharable Courseware Object Reference Model (“SCORM”) and Aviation Industry Computer-Based Training (“CBT”) Committee (“AICC”) and to work together with other standards-compliant enterprise learning products. The suite can be integrated with other enterprise applications such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. We offer the suite as a behind-the-firewall solution for implementation on our customers’ information systems or hosted at our data center. The suite can be licensed on a perpetual or term basis.

The SumTotal 7.x Series includes the following eight applications, which are generally licensed based on the number of individual named users:

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

•

TotalLCMS. TotalLCMS is a 100% web-based application for web-based training and simulations. TotalLCMS provides increased productivity by enabling centralized management and reuse of all learning content. Designed for team-based authoring, TotalLCMS enables a concurrent development environment for instructional designers, subject matter experts, project managers and reviewers to collaboratively work together on high quality courses—keeping users engaged and proficient.

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

ToolBook Products

In addition, we offer our ToolBook Instructor and ToolBook Assistant enterprise learning content creation products targeted at small teams or individual authors that require a robust, desktop instructional-design capability. These products enable our customers to create their own media-rich interactive learning content for deployment on the SumTotal 7.x Series platform, other standards-compliant learning management systems or CD-ROM. ToolBook Instructor is a multimedia development system for creating sophisticated applications and simulations that is targeted at professional software developers. ToolBook Assistant is designed to be an easy-to-use authoring product that automates much of the process of developing learning applications and is targeted at learning professionals or content experts. Both products are licensed on a per copy basis.

Phoenix and Preference Products

We also provide products targeted at organizations that require a robust, computer-based training and online help solution for the mainframe environment. Our Phoenix product offers authoring, administration, presentation, and reporting on IBM and IBM-compatible mainframes. Phoenix allows organizations to manage all phases of the CBT life cycle-from design through evaluation.

Our Preference product is a centralized online help and reference system that works concurrently with existing mainframe applications. It solves the immediate problems of workers who use these applications to do their jobs. With Preference, employees receive consistent, reliable assistance without depending on co-workers, supervisors, manuals, help desks, or trial-and-error. Indeed, Preference offers the high-value mentoring employees need, at the exact moment of need.

Services

We complement our product offerings with a range of services to enable our customers to implement, evaluate and maintain their enterprise learning solutions. Our offerings include:

•	Professional Services. Our comprehensive range of professional services includes needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration, and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts.

•	Technical Support. We provide global customer support before, during, and after installation of our software products. Assistance in the use of our software is available from technical support engineers by e-mail, telephone, or through our self-service KnowledgeBase. Support is provided on an annual contract basis, which includes all software updates (upon request), bug fixes, additional documentation, or patches released during the contract period. Technical Support provides domestic and international phone and email support to our registered users during normal business hours and on an extended coverage basis.

•	Hosting. We offer comprehensive hosting services that allow extended enterprises to successfully deploy our applications with minimal IT infrastructure and resources. Through our dedicated application hosting services, our customers receive worldwide access to our learning applications.

•	Training. We offer a range of customer and partner training programs that are available online as well as in an instructor-led format at our facilities and at our customer sites.

•	ResultsOnDemand. We offer an on-demand application services for those organizations that do not have the lead-time or budget for a full learning management system implementation, but do have pressing business requirements. With ResultsOnDemand, customers receive enterprise-class LMS features and capabilities, including their own branded interface, management of online, instructor led, and blended learning, detailed training records and reporting, content tracking capabilities, automated notifications, learning evaluations, and configurable role-specific security models.

•	Content. We also offer a range of third party content from our content partners that address industry-specific and solution area needs.

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

Our research and development expenses are funded by our revenue, as well as by the proceeds of our equity and debt financings. All of our research and development expenditures are expensed as incurred. These expenses were $12.4 million, $11.6 million and $6.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and represented 17%, 21% and 20% of total revenue from operations in those periods. Our efforts and expenditures in research and development are devoted to continually enhancing the functionality and scalability of our existing shipping products, comprising the SumTotal Enterprise Suite 7.x and ToolBook lines, as well as our existing legacy products from Docent, Click2learn and Pathlore.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code that we have developed ourselves. Server applications are based on standard web server technology and are implemented in Java, ASP, C#, or C++ with both native and standards-based connectivity to both the web server and the database. Key features of our technology include:

•	Single unified data model. Our solutions are built around a single, unified data model. The complete learning experience of a user, from initial skill gap analysis and learning plan development, through registration and content delivery, to post-assessment, certification and measurement of results, is tracked in relational databases that share information in an integrated, comprehensive and data-centric learning environment.

•	Scalable platform. Our solutions are designed as a series of separable application servers, allowing individual hardware platforms to be sized to the specific needs of a customer. We are able to add multiple application servers in one or more geographic locations to provide the capacity to handle large numbers of participants, organizations, courses and types of content or to improve the overall response time of the system.

•	Multiple Simultaneous Cultures. Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the SumTotal application. This includes such features as the support for multiple simultaneous languages (both single- and double-byte) from a single application server as well as the support of multiple currencies in a single system.

•	Ease of implementation. Our solutions have been designed to be easily tailored to an organization’s business environment. Our advanced use of web services, and delivery of a web services Software Development Kit (“SDK”), allows organizations to easily integrate our solutions within their existing environments. A standard system can be quickly and easily deployed using automated installation scripts.

•	Standards-based open architecture. We provide direct and standards-based connections to industry standard databases and web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is one of the few certified as compliant with the AICC AGR-010 Internet-based course management interface standard. We are also in conformance with the U.S. Department of Defense (“DOD”) Advanced Distance Learning (“ADL”) initiative’s SCORM version 1.2 and 2004 specifications and the IMS metadata tagging version 1.0 specification.

•	Remote and wireless operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our TotalAccess application allows users to download content for use while disconnected from the Internet, or an intranet, and to synchronize results upon reconnection. Our technology platform also allows us to deliver solutions through non-traditional devices such as wireless modem-equipped Palm or other wireless Personal Digital Assistant (“PDA”) devices and browser-equipped cellular telephones.

Customers

We provide our enterprise learning products and services to large customers across a broad range of geographies and industries, with over 60 of the Fortune 100 among our clients. We serve clients in industries such as financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education.

No customer accounted for greater than 10% of our total consolidated revenue in 2005 and 2004. One customer accounted for 18% of our total consolidated revenue from operations in 2003.

Backlog

As of December 31, 2005 and 2004, we had firm backlog orders of approximately $54 million and $36 million, respectively. Backlog consists primarily of support contracts for our license products, hosting contracts, implementation services work contracted but not performed, the unperformed portion of subscription licenses, and license with unfulfilled product deliverables or acceptances. We expect most of the current backlog will be completed during the current fiscal year, but any changes to overall backlog will depend on the number of new orders for implementations, subscription licenses and product support agreements in place during the year.

Sales and Marketing

We sell our solutions primarily through direct sales operations in North America, Europe, and Japan. In North America, our direct sales force is divided by geographic region and vertical industry in order to provide a higher level of service and understanding of our customer’s specific business requirements. Our direct sales channels are augmented with reseller partners in these regions as well as parts of the world where we do not have a direct sales presence. We have established reseller relationships in a number of geographic regions, including Latin America, the Middle East, South Africa and the Pacific Rim.

We also have inside sales representatives focused on certain product lines and smaller customers. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support.

We conduct a variety of marketing programs to promote our enterprise learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows, direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our enterprise learning solutions. As the largest provider of learning and business performance technologies, we often participate as an exhibitor and speaker at numerous training and enterprise learning trade shows and we maintain an area on our website where potential customers can obtain information about enterprise learning and our solutions.

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2005		2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$55,881	75%	$39,286	71%	$25,815	88%
Other Americas	3,187	4%	1,159	2%	656	2%

Total Americas	59,068	79%	40,445	73%	26,471	90%
Europe	13,034	17%	12,327	22%	2,347	8%
Asia/Pacific	2,868	4%	2,432	5%	669	2%

	$74,970	100%	$55,204	100%	$29,487	100%

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas that are certified by us to be compatible with the SumTotal 7.x Series. Our content certification program provides development licenses and a third party testing environment to ensure interoperability. Additionally, our content partners may also provide custom development capabilities for our customers.

System Integrators

Our system integration partners resell software and/or services as part of their value-added solution. We have alliances with large global system integrators and consulting firms in North America, Europe, and Asia Pacific.

Business Outsource Providers

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

Competition

We compete primarily in the e-Learning suites market that refers to providers of collections, or suites, of software products that are customizable to provide tailored solutions for business learning and performance management. SumTotal Systems also competes in a sub-sector of this market called learning management systems, which refers to the systems that help businesses manage and track training programs, content and users. The market for our products and services is highly competitive and subject to rapid change. Leading market research firms such as Gartner, Forrester Research, and International Data Corporation each track dozens of vendors, and are all predicting continued vendor consolidation over the next several years.

It has been estimated that the market for learning management systems was approximately $480 million in 2005. We believe that we hold approximately a 20% market share based on the 2005 revenues of SumTotal Systems and Pathlore.

We encounter competition from a variety of sources that can be classified as follows:

•	eLearning suite vendors who provide learning management systems and other learning and performance offerings such as synchronous web collaboration products, learning content management systems and performance management applications, including Plateau and Saba;

•	enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and/or content development products. These competitors include Oracle, SAP and IBM;

•	eLearning application service providers who provide subscription-based Internet learning applications and content;

•	niche learning management system vendors who focus exclusively on learning management platforms; and

•	customer in-house development programs.

We believe that competitive differentiation is influenced by the following factors:

•	size and success of installed base customers;

•	customer service and satisfaction;

•	breadth of product line capabilities;

•	strength of product features and functionality;

•	vendor financial viability and reputation;

•	interoperability with a diverse range of third party content and technologies;

•	system scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables;

•	total cost of ownership;

•	ability to integrate with other enterprise applications commonly deployed in global 2000 and government customers;

•	support for prevailing technology standards and web architectures;

•	professional services capabilities;

•	pricing; and

•	geographic coverage and channels.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S. Much of our development work is performed in India, where the legal protection of proprietary technology is not as developed as in the U.S., and, thus, to the extent we learn of violations of the law or breaches of contractual obligations, our remedies are more limited than in the U.S.

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

In November 2002, we established an office in Hyderabad, India to increase our research and development and implementation services capacity at a lower cost than would be possible by adding this capacity in the U.S. We rely on this office to enable us to complete customer implementation projects and new releases of our license software on time and within our established budgets. As of December 31, 2005, we had 235 employees in this office, up from 165 on December 31, 2004. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of our software in a timely manner, which could cause our business to suffer.

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

Employees

As of December 31, 2005, we had 628 employees. Of these employees, 100 were engaged in sales and marketing, 176 in research and development, 264 in professional services and 88 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, product support, sales and senior management personnel.

None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

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

We have a history of losses, we expect future losses on a generally accepted accounting principles (“GAAP”) basis, and we may not achieve GAAP profitability on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our new business performance and learning technology software family of products, the SumTotal 7.x Series, as well as our legacy products, Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System, and Pathlore products (“Legacy Products”) and related services, including without limitation, maintenance, services and hosting. We do not expect revenues from these product offerings to be sufficient to achieve and maintain U.S. GAAP profitability on a consistent basis. With the exception of the Pathlore products which we acquired in the fall of 2005, we began to transition our Legacy Products to our SumTotal 7.x Series and services related to these offerings at the end of the fourth quarter of 2004 and beginning the first quarter of 2005. If we fail to continue to generate adequate revenues from the SumTotal Systems Suite and related services, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we will be required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. This will have the impact of increasing our reported expenses and our U.S. GAAP losses. As a result of all of the foregoing, we expect to incur additional U.S. GAAP basis expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a U.S. GAAP basis. Continued losses or failure to meet or exceed our forecasts or industry analysts’ projections could cause the price of our common stock to decline.

Our operating results are uncertain and may fluctuate significantly from quarter to quarter or year to year, which could negatively affect the value of your investment.

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations will continue in the future. Our operating results may be affected by a number of other factors, including: (1) the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7.x Series and the Legacy Products; (2) the mix of revenue from products and services; (3) the ability to meet client project milestones; (4) market acceptance of our products and services, especially SumTotal 7.x Series and related services; (5) failure to complete fixed-price professional services engagements within budget, on time and to clients’ satisfaction; (6) ongoing costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”); (7) the timing of revenue and expense recognition; (8) the overall movement toward industry consolidation among both our competitors and our customers; (9) recognition of impairment of existing assets; and (10) how well we execute on our strategy and operating plans.

Our future revenue is difficult to predict, and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current business performance and learning management solutions, and the rapidly evolving nature of the business performance and learning management market, make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and are basically fixed in the short-term. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with Sarbanes-Oxley Section 404, may also increase and cause us to fall short of our forecasts. If we are unable to predict future revenue accurately, including, in particular, the timing of future revenue, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and may therefore fall short of our forecasts. Failure to meet our forecasts or industry analysts’ expectations would likely cause a decline in the price of our common stock.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy, is getting longer, and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue, and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these enterprise customers may have a significant impact on our revenues. In addition, we must expend and allocate resources prior to completing a sales transaction, with no guarantee that a particular sales transaction will be consummated, resulting in a failure to generate any revenue from these activities and potentially affecting our stock price as well.

Our operating results may be affected by successful warranty claims, refund requests, litigation claims for breach of contract or other claims related to product defects.

Although we generally attempt to contractually limit our liability for damages arising from defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability for claims such as warranty claims, refund claims, or litigation claims. If such a claim is successful, our insurance may not be sufficient to cover these claims. Any of these consequences could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

Our anticipated benefits of acquiring Pathlore may be delayed or may not be realized.

We expect that our recent acquisition of Pathlore will enhance our position in the learning industry through the integration of Pathlore’s technologies, products, services, distribution channels and customer contacts into our current product offerings. Achieving the expected benefits of the acquisition, however, depends in part on the integration of Pathlore’s legacy technology, products, operations, personnel and distribution channels in a timely and efficient manner. The challenges involved in successful integration include: (1) incorporating Pathlore’s legacy technology and products into our offerings, business, and distribution channels; (2) legacy customers of both Pathlore LMS and the Pathlore mainframe business switching to a competitor’s learning management solution or failing to renew their Pathlore LMS service contracts or Pathlore mainframe lease licenses; (3) convincing Pathlore legacy customers to upgrade to the SumTotal 7.x Series, especially if they are using a relatively inexpensive Pathlore product; (4) integrating the former Pathlore operations and financial reporting function into our operations and financial reporting systems; and (5) integrating the former Pathlore technical team and sales organization with our larger and more widely dispersed engineering organization and sales organization.

If we do not realize the anticipated benefits associated with the acquisition in a timely manner or at all, our business and financial results may be harmed. For example, if our combined business fails to meet the demands of the marketplace, customer acceptance of products and services of the newly combined company could decline or customer orders could be cancelled. In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts, and others may not perceive the same benefits of the acquisition as our management does. For example, the sale of Pathlore’s products may not contribute to our results to the extent we expect for a number of reasons, including the integration risks described above. The integration of the two businesses has been and will continue to be complex, time consuming and expensive, may disrupt both companies’ businesses and may result in the loss of customers or key employees or the diversion of the attention of management, any of which could have a negative effect upon our business and stock price.

Customer and employee uncertainty related to the Pathlore acquisition could harm the combined company.

Pathlore legacy customers may, in response to the acquisition by us, delay or cancel purchasing decisions. Any delay or cancellation in purchasing decisions could seriously harm our business. Similarly, our and former Pathlore employees may experience uncertainty about their future role with the combined company. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

Any future acquisitions we make, or attempt to make, could disrupt our business and harm our financial condition if we are not able to timely and successfully close the acquisition or successfully integrate acquired businesses and technologies.

We have made and may continue to make acquisitions of business and technologies to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination as evidenced in previous combination and acquisition transactions. For example, although we completed the combination of Docent and Click2learn in March 2004, the difficulty in integrating financial controls and procedures contributed to our failure to timely file our Annual Report on Form 10-K with the SEC for fiscal 2004. We are only just beginning to integrate the Pathlore financial controls into ours, and we may experience problems with this integration. Moreover, the integration of the products, product roadmap, and operations from the combination of Docent, Click2learn and Pathlore is a continuing activity and will be for the foreseeable future.

Our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

There can be no assurance that we will be able to timely close other acquisitions, or other business combinations we may make in the future on favorable terms or on a timely basis, or that we will be able to successfully integrate Pathlore or any other businesses, products, technologies or personnel that we might acquire and failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately our stock price.

Our credit facility requires compliance with certain restrictive covenants, and if we breach the covenants, we will be in default and the lender could demand repayment and foreclose on the loan.

The credit facility we established in conjunction with our acquisition of Pathlore requires compliance with certain restrictive covenants. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $17.5 million. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments, and change of control. If we breach any of these covenants, the lender could demand repayment of the outstanding debt and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. As a result of our credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we are able to repay the debt, under the terms of the credit facility, there are penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could leave us without: (1) the ability to control which assets are sold to satisfy the loan; and (2) sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenues or stock price.

Our business may not generate the cash needed to finance our operations or growth, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

Our recent acquisition of Pathlore decreased our cash position. If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenues and stock price.

Our products contain defects, and, if we cannot fix any material defects in a timely fashion, we may need to halt further sales or shipments of our products, delay introduction of new products, and/or account for warranty claims.

Our product offerings, both current and future, are complex and often contain defects, including software and process errors, incorrect code, faulty error handling, incomplete use cases, known and unknown, despite internal and third party testing. New product offerings contain new features and functionality which result in a greater likelihood of defects, and frequently, defects are undetected until the period immediately following introduction and initial shipment of new products or enhancements to existing products. For example, although we attempted to discover and resolve all defects in our new product line that we believed would be considered serious by our customers before shipment to them, SumTotal 7.x Series is not error-free and some customers have notified us that they consider some of the defects in the SumTotal 7.x Series to be serious.

In addition, our products include third party software, and any defects in third party software that we incorporate in our products will compromise our products. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to defects in our products, including defects in licensed technology, based on product liability, infringement of intellectual property or other legal theories. The defects, some of which were unknown to us, some which may yet to be discovered, and others of which may manifest themselves in future releases of our products, could cause performance problems and result in material adverse financial consequences to our customers and us, including without limitation, delay in recognizing, declining or lost revenues and delay in customer acceptance.

If we fail to successfully manage our product transition to, or fail to successfully deploy upgrades to our SumTotal 7.x Series on a timely basis, our business and financial results will be harmed.

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement SumTotal 7.x Series. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. If we fail to successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Our lack of product diversification, and our reliance on the SumTotal Systems Suite, means that any decline in price or demand for our products and services would seriously harm our business.

We expect SumTotal Systems Suite and, in particular, our new product, SumTotal 7.x Series and successor products and related services to continue to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal Systems Suite and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in the decline of our common stock.

Our intellectual property is subject to, and may be subject to, legal challenges or unauthorized use or claims of infringement, any of which could diminish the value of our products and services or deter customers from purchasing our products.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. These legal protections afford only limited protection for our technology. We hold only three issued patents underlying the products developed by Docent prior to the merger of Docent and Click2learn, and do not hold patents for any of the technology underlying Click2learn’s legacy Aspen product offering, any of the technology acquired in the Pathlore acquisition, nor any patents for SumTotal 7.x Series. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

From time-to-time, we are involved in legal proceedings or threats of legal proceedings. Litigation is expensive to defend and even the threat of legal proceedings diverts management attention from operating our business. In the event of an adverse judgment against us, we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock. In addition, from time-to-time, we have received, and may in the future receive, notice of claims of infringement of other parties’ proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all.

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

We host certain of our customers’ business performance and learning management software implementations and provide access to that software using the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users and we depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions. Each of our key third party networks and systems component providers, Internet service providers and telecommunications companies partners has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us, decreased revenue and a decline in the price of our stock.

We are facing significant resource constraints in our professional services group.

We expect revenue from our professional services group to continue to grow in terms of absolute dollars and as a percentage of our total revenue. For instance, in fiscal 2005, professional services consulting revenue was approximately 24% of our overall revenue. At times, the demand for our professional services exceeds our available resources. Even if we are successful in recruiting additional professional services personnel, which we may not be, it will take time for the new personnel to become familiar with our products and to integrate into our company. As such, we may not be able to meet customer demands, thereby causing potential delays in, or adverse decisions in, purchasing decisions or upgrade challenges, causing customer dissatisfaction and potential warranty or breach of contract claims, which may harm our operating results and result in a decline in the price of our common stock.

Our disaster recovery plan does not include redundant back-up computer systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. A number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in our stock price as well.

Terrorism and U.S. military actions may adversely affect our business.

In light of recent terrorist activity, political and military instability, and existing and possible U.S. military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the U.S. In addition, such adverse political effects may have an adverse impact on economic conditions in the U.S. Unfavorable economic conditions in the U.S. may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the business performance and learning management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

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

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, specific operating systems, or other combinations of licensed software, there may be currently existing or future platforms or user interfaces that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, to achieve market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

The business performance and learning managed software market is highly competitive, and we may be unable to compete successfully.

The market for our products and services is intensely competitive, dynamic and subject to rapid technology change. While we believe there is a trend toward market consolidation, the business performance and learning management software market is still highly fragmented and competitive, with no single company accounting for a dominant share of the market.

Our competitors vary in size, scope and the breadth of products and services offered. We face competition from: (1) other developers of business performance and learning technology systems; (2) providers of other business performance and learning technology solutions; (3) vendors of other enterprise software applications that are beginning to offer learning delivery and management functionality; (4) large professional consulting firms and in-house information technology departments; and (5) developers of web authoring tools. Additionally, companies may choose to develop their own business performance and learning management software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the business performance and learning technology market, and we expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

In addition, some of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements to compete more aggressively on pricing, or to sustain prolonged periods of negative cash flows and unfavorable market conditions. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

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

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement business performance and learning management software solutions, they may still choose to develop such solutions internally. If the use of business performance and learning management software does not become widespread, or if companies choose to develop such software internally rather than acquiring it from third parties, then our business performance and learning management software may not be commercially successful.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including: (1) actual or anticipated variations in quarterly operating results; (2) changes in financial estimates or recommendations by securities analysts; (3) compliance with Sarbanes-Oxley and, in particular, Sarbanes-Oxley Section 404, including the cost of identifying and remedying significant deficiencies and material weaknesses in our internal controls; (4) conditions or trends in business performance and learning management markets; (5) announcements by us or our competitors of significant customer wins, technological innovations, new products or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments; (6) failure to accurately forecast our sales, especially since we rely on the sales of a small number of relatively large orders; (7) the seasonal fluctuations of our customers’ buying decisions; (8) additions or departures of key personnel, including the recent announcement regarding the future departure of our former President in May 2006, and; (9) general market conditions.

Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares.

In addition, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation, and we may be the target of this type of litigation in the future. Securities litigation, like other litigation against us could result in substantial costs, negative publicity and divert our management’s attention, which could seriously harm our business and stock price.

Our recent stock performance may impair the carrying value of our goodwill and intangible assets.

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $4.52 per share at the close of market on March 15, 2006. The carrying value of our goodwill and intangible assets on December 31, 2005 was $62.3 million and $25.7 million, respectively. A further sustained decline in our stock price could help trigger an impairment analysis, which then might result in an impairment based not only on stock price but other factors.

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations.

Our success depends to a significant degree on the performance of the senior management team and other key employees. Our former Chief Executive Officer (“CEO”) resigned in October 2005 and our former President resigned in February 2006, effective May 2006. After the resignation of our former CEO, our Board Chair was appointed as interim CEO and later appointed as the full-time regular CEO. There can be no assurance that the new CEO will be able to work with our management team effectively to successfully implement our strategy. While our Section 16 officers were granted two-year retention bonuses, there is no guarantee that such officers, as well as other employees, will remain employed with us. In addition, the loss of our former CEO and former President may add to employee instability and uncertainty, increasing the likelihood that such officers and employees will not remain employed by us. The loss of any of these individuals could harm our business. We do not have employment agreements other than offer letters with our executives or with any other key employee, and we do not maintain key person life insurance for any officer or key employee.

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

We rely significantly on our engineering operations in Hyderabad, India to enable us to complete customer implementation projects and new releases of our products on time and within established budgets.

Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including: (1) difficulties and costs of recruiting and retaining qualified engineers and other personnel in our foreign offices; (2) different learning styles and cultures; (3) intense and increasing competition from other technology companies with regard to hiring and retaining qualified personnel; (4) increasing growth and development of the technology market in India generally, and in Hyderabad specifically, increasing competition and costs of hiring and retaining qualified personnel; (5) numerous and potentially conflicting regulatory requirements; (6) export controls; (7) import tariffs and other barriers to trade, changes in laws or governmental policies; (8) reduced protection of intellectual property rights; (9) regional political and economic instability; (10) challenges with reliability in our infrastructure, given that India does not have the same scale and reliability of overall infrastructure relative to stateside; and (11) fluctuations in currency exchange rates which could adversely impact our reported other income and expense.

If our India or other overseas operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us or customer implementations, our ability to fix defects in our SumTotal 7.x Series, our ability to develop new versions of our SumTotal 7.x Series, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers.

In addition, our engineering efforts are based primarily out of two offices: Bellevue, Washington and Hyderabad, India. If the two offices fail to work together successfully, we may experience delays in fixing defects in SumTotal 7.x Series, customer implementations, or in developing and releasing future versions of our product.

We rely on independent partners and third parties to help conduct our international operations and provide engineering services, including product development and customer implementation and sales and marketing efforts.

We rely on independent partners such as distributors, alliance partners, value-added resellers, and system integrators to help conduct our international operations and sales and marketing efforts in many foreign countries. We also use independent third parties to provide engineering services. Moreover, we expect to increasingly rely on these independent partners for the product development, customer implementation, distribution and sale of our branded products globally. Our success in international markets consequently will depend to a large degree on the success of these independent partners, with whom we have a limited working experience and over whom we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer so our future success will depend in part on our ability to attract, train and motivate new distributors, resellers, alliance partners and systems integrators and expand our relationships with current independent partners. We may not be successful in expanding our distributor and reseller relationships, and our sales would suffer as a result. Further, we will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the revenues generated from this investment.

The operations of these partners are based outside the U.S. and are therefore subject to risks distinct from those that face U.S.-based operations, including: (1) the burden of complying with a variety of foreign laws; (2) language barriers; (3) longer payment cycles and greater difficulty in collecting accounts receivable; (4) reduced protection of intellectual property rights; (5) fluctuating exchange rates; (6) price controls and other restrictions on foreign currency; (7) military action or political upheaval in the host countries which could force these partners to terminate the services they are providing to us or to close their operations entirely; and (8) social unrest or disturbances.

Our internal controls and procedures may not be adequate to prevent or detect misstatements or errors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud because, in addition to resource constraints, there are inherent limitations of all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to recognize revenue we expected to recognize; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely harm our financial results and may result in a decline in the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are burdensome and uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new, complex and subject to proposed changes. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we did in connection with our report on internal controls in 2004, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting during fiscal 2006. During this process, if we are unable to effectively remediate our material weaknesses, or if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective, and the price of our stock may suffer.

We were not able to comply with the requirements of Section 404 for fiscal 2004 on a timely basis and had to delay filing our Annual Report on Form 10-K until August 1, 2005. We had numerous material weaknesses, and developed and implemented extensive remediation plans. Although we have reduced the number of material weaknesses in 2005 compared to 2004, we still have some material weaknesses, and there is no assurance that our remediation plans will effectively address the material weaknesses, or that such changes in our control procedures will not create other material weaknesses. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports, and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

If we are unable to effectively remediate any additional material weaknesses identified by us or our independent registered public accounting firm, we will be unable to assert such internal control is effective. If internal controls and procedures are determined to be inadequate and ineffective, this may result in a loss of shareholder confidence and adversely impact our stock price.

Recently enacted and proposed changes in securities laws and regulations have increased and are likely to continue to increase, our expenses.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased, and will continue to increase our expenses as we devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures, and it imposes comprehensive reporting and disclosure requirements; sets stricter independence and financial expertise standards for audit committee members; and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In addition, the National Association of Securities Dealers Automated Quotations (“NASDAQ”) National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. While we are endeavoring to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. For example, we incurred over $4.0 million dollars in fiscal 2005 on compliance costs related to the Sarbanes-Oxley Act which directly increased our general and administrative operating expenses and contributed to our loss from operations in fiscal 2005. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and share based payments, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, the AICPA continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

The FASB issued SFAS No. 123 (revised 2004) (“123R”), Share-Based Payment, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, we may have significant compensation charges. For example, for the fiscal years 2005, 2004 and 2003, had we accounted for stock-based compensation plans under SFAS No. 123R using the Black-Scholes option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.61, $0.32 and $0.41 per share, respectively.

We may become subject to government regulation and legal uncertainties that could result in liability or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, such as export control laws. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as taxation, user privacy, content, right to access personal data, copyrights, distribution and characteristics and quality of services.

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

Subject to its fiduciary duties, our board of directors may in the future adopt a stockholder rights plan. If the board adopts a stockholder rights plan, it may discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who may want to vote in favor of such merger or participate in such tender offer.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters is located in Mountain View, California. We lease approximately 22,000 square feet of office space with a term expiring in February 2010.

We lease approximately 39,400 square feet of office space for our engineering and sales headquarters in Bellevue, Washington, of which we use approximately 37,900 square feet with a term expiring in December 2008. We sublease the remaining 1,500 square feet to an unrelated party with a term corresponding to our lease.

We lease approximately 42,000 square feet of office space in Columbus, Ohio. This facility was formerly the headquarters of Pathlore. The lease term expired on January 31, 2006 and we are currently leasing the same space on a month to month basis and expect to enter into a new five year lease for approximately 16,000 square feet in the same facility commencing April 2006.

We lease approximately 25,000 square feet of office space in Hyderabad, India and have signed a memorandum of understanding to lease new premises of 44,500 square feet also in Hyderabad. We currently anticipate moving to the new premises in May 2006 and our current lease will expire in June 2006.

We also lease offices in Rochester, New York; Chicago, Illinois; Tokyo, Japan; Paris, France; Datchet, United Kingdom (“U.K.”); Frankfurt, Germany and Hong Kong.

In addition we lease a number of offices that we are not currently using. These include offices in Framingham, Massachusetts; New York, New York; and Cupertino, California.

The contractual commitments, estimated sub lease income and restructuring charges associated with all these properties are discussed in Note 11 “Restructuring” and Note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

We believe that our current facilities are, and will be, suitable for their respective uses and adequate for our current and prospective needs.

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

IpLearn, LLC (“IpLearn”) v. Docent, Case No. CV-02-2636 DLJ (“Docent Case”); and IpLearn, LLC v. Click2learn.com, Inc., Case No. CV-04-00685 DLJ (the “Click2learn Case”). On May 31, 2002, IpLearn filed a patent infringement case against Docent, and in February 2004, a patent infringement case against Click2learn. In October 2004, the Docent Case and the Click2learn Case were consolidated into one case, IpLearn, LLC v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ. The action was pending before the Northern District of California and concerned the same patent family. IpLearn, around the same time as the Docent Case was filed, sued several other manufacturers of on-line learning software. IpLearn alleged that certain Docent and Click2learn software products infringed eight IpLearn patents that relate to online learning. IpLearn is seeking injunctive relief and unspecified monetary damages. On March 14, 2006, the parties entered into a settlement agreement that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of our common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party.

IP Innovation, LLC, v. Thomson Learning, Inc. et al., Case No. H-02-2031, Southern District of Texas. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent, one of SumTotal Systems’ predecessor companies, and seven other defendants in the U.S. District Court for the Southern District of Texas. IP Innovation asserted a claim regarding a computer graphics patent, asserting that the patent covers the use of Hypertext Markup Language (“HTML”) in graphics software used in computer systems. Plaintiff sought an injunction and unspecified monetary damages. In April 2004, Docent filed a motion for summary judgment for non-infringement, which was granted in July 2004. In August 2004, IP Innovation filed a notice of appeal of the summary judgment award. In August 2004, Docent filed a claim for attorney’s fees, which was denied in October 2004. IP Innovation filed its Opening Brief in connection with its appeal of the Summary Judgment award in January 2005. Docent filed its opposition brief, along with an appeal of the attorney’s fees order, in April 2005. The U.S. Court of Appeals Federal Circuit hearing was held on November 9, 2005 and, on November 29, 2005, the Federal Circuit affirmed the District Court’s decision granting summary judgment. IP Innovation did not appeal the decision to the U.S. Supreme Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded in the NASDAQ National Market System under the symbol “SUMT.” The table below provides the quarterly high and low closing prices, as reported by NASDAQ, for the last two fiscal years, adjusted to reflect the effect of the stock splits. The first fiscal quarter of 2004 includes Click2learn prices that have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004.

	Fiscal 2005 Per Share		Fiscal 2004 Per Share
	High	Low	High	Low
First Quarter	$6.55	$4.87	$8.44	$6.21
Second Quarter	$5.49	$4.00	$7.92	$5.81
Third Quarter	$5.15	$3.86	$6.55	$4.50
Fourth Quarter	$5.09	$3.96	$5.71	$5.04

Holders of record

As of January 25, 2006, there were approximately 185 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

Dividends

We did not pay any dividends in fiscal 2005, 2004 or 2003 and we do not currently anticipate paying cash dividends to our stockholders in the foreseeable future. We currently anticipate that we will retain all of future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business.

Securities authorized for issuance under equity compensation plans

The disclosure required by Item 201(d) of Regulation S-K is set forth in the 2006 Proxy Statement under the caption “Equity Plan Information” and is incorporated herein by reference.

Sales of unregistered securities

During the fiscal year ended December 31, 2005, we did not sell any securities in transactions that were not registered under the Securities Act of 1933.

Purchase of equity securities by the issuer and affiliated purchasers

During the fiscal year ended December 31, 2005, we did not, nor did any of our affiliated entities, repurchase any of our equity securities.

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

Historical results of operations are not necessarily indicative of future results. Refer to the “Factors that May Affect Future Results of Operation” under Item 1A, “Risk Factors” for the discussion of factors that may impact future results.

	Year Ended December 31,
	2005 (1)	2004 (2)	2003	2002 (3)	2001 (3,4)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$24,674	$22,376	$9,134	$12,107	$15,508
Service, maintenance and other	50,296	32,828	20,353	18,370	15,701

Total revenue	74,970	55,204	29,487	30,477	31,209

Cost of revenue:
License and amortization of intangibles	5,495	6,410	1,766	1,002	953
Service, maintenance and other	22,988	17,269	9,939	8,569	7,125

Total cost of revenue	28,483	23,679	11,705	9,571	8,078

Gross margin	46,487	31,525	17,782	20,906	23,131

Operating expenses:
Research and development	12,357	11,558	6,024	8,153	8,752
Sales and marketing	25,480	22,489	12,123	16,595	18,536
General and administrative	16,348	10,984	5,559	5,997	6,457
Amortization of goodwill	—	—	—	—	433
Restructuring charge	316	1,137	—	485	—
Provision for litigation settlement	2,683	—	—	—	—
In-process research and development	—	1,326	—	—	—

Total operating expenses	57,184	47,494	23,706	31,230	34,178

Loss from operations	(10,697)	(15,969)	(5,924)	(10,324)	(11,047)
Other expense, net	(324)	(37)	(236)	(190)	(200)

Loss before provision for income taxes	(11,021)	(16,006)	(6,160)	(10,514)	(11,247)
Provision for income taxes	95	26	—	—	—

Net loss from continuing operations	(11,116)	(16,032)	(6,160)	(10,514)	(11,247)
Net loss from discontinued operations	—	—	—	(7,600)	(8,334)

Net loss	$(11,116)	$(16,032)	$(6,160)	$(18,114)	$(19,581)

Amounts per share, basic and diluted:
Net loss from continuing operations	$(0.51)	$(0.87)	$(0.67)	$(1.35)	$(1.79)
Net loss from discontinued operations	—	—	—	(0.98)	(1.32)

Net loss	$(0.51)	$(0.87)	$(0.67)	$(2.33)	$(3.11)

Weighted average common shares outstanding, basic and diluted	21,819	18,367	9,237	7,776	6,296

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$19,146	$34,718	$12,862	$3,586	$9,553
Working capital	1,403	27,890	9,847	2,900	20,877
Total assets	141,547	95,792	32,665	25,473	39,354
Notes payable, non-current portion	13,125	—	—	—	417
Stockholders’ equity	78,302	68,279	18,496	12,226	29,560

(1)	On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Refer to Note 6 “Acquisitions and Intangible Assets”, and in particular, “Pathlore Acquisition” in the Notes to the Consolidated Financial Statements. Also during the fourth quarter of fiscal 2005, we recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore. Refer to Note 11 “Restructuring”, and in particular “Fiscal 2005” in the Notes to the Consolidated Financial Statements. Further, in the first quarter of fiscal 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of our common stock to IpLearn. This was accounted for in the fourth quarter of fiscal 2005. Refer to Note 19 “Subsequent Events” in the Notes to the Consolidated Financial Statements.
(2)	On March 18, 2004, Click2learn acquired Docent and formed SumTotal Systems. Refer to Note 6 “Acquisitions and Intangible Assets”, and in particular, “Docent Acquisition” in the Notes to the Consolidated Financial Statements. Also during fiscal 2004, we recorded a $1,137,000 restructuring charge subsequent to the acquisition of Docent, Refer to Note 11 “Restructuring”, and in particular, “Fiscal 2004” in the Notes to the Consolidated Financial Statements. In addition, during the third quarter of fiscal 2004, we acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Refer to Note 7 “Asset Purchase Agreements” in the Notes to the Consolidated Financial Statements.
(3)	In 2002, we discontinued all custom content development operations. Pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, revenue and expense related to our custom content development business were reclassified as a Loss from Discontinued Operations.
(4)	In 2001, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, and ceased regular straight-line amortization of the carrying amounts of our goodwill. In accordance with SFAS No. 142, we do not amortize goodwill, but instead test it for impairment at least annually. Refer to Note 2 “Summary of Significant Accounting Policies”, and in particular “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Summary

During 2005, we continued to execute on our strategy of growing the company through new product introductions, acquisitions and development of our services and maintenance business.

In April 2005, SumTotal 7.1 was released which added TotalAccess, several integrations to partner’s products, enhanced reporting functionality and improved SCORM support to the SumTotal 7.0 product that was released in December 2004. By the end of 2005 over 100 customers had purchased or upgraded to the SumTotal 7.x series of products. License revenue increased by $2.3 million or 10% in 2005 as compared to 2004 primarily as a result of sales of the SumTotal 7.x product line.

On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. This followed the acquisition of Docent Inc in 2004. With the latest acquisition we have now combined three of the larger companies in this market and have started to leverage our increased scale to grow revenue and generate cash flow from operations.

Throughout the year, we continued to add resources to our service operations, increasing personnel by a total of 104, including 41 from Pathlore. We used these additional resources to provide additional consulting, hosting, training and maintenance services to our customers. As a result we were able to grow service and maintenance revenue by $17.5 million, or 53%, as compared to 2004.

As a result of the additional scale, we were able to grow revenue faster than expenses, and our gross margin increased by $15.0 million, or 47%, from 2004 to 2005 due to a $19.8 million, or 36%, growth in revenue.

We kept expenses well under control with the exception of an additional $3.2 million we spent on our independent registered public accounting firm, consultants and lawyers to complete our Sarbanes-Oxley Section 404 compliance and related matters and the $2.7 million provision for legal settlement. In total, our operating expenses increased by $9.7 million or 20% from 2004. Overall, we improved our net loss from $16.0 million in 2004 to $11.1 million in 2005.

Our cash flow also improved during the year and cash flow provided from operations improved by $1.5 million to $1.6 million for the year.

We used $31.8 million of our cash to assist in the acquisition of Pathlore and also entered into a credit arrangement with a large financial institution. We borrowed $17.5 million under this arrangement. We believe that using our cash and access to loan financing to make this strategic acquisition will leverage us for ongoing growth in the future.

During the year we had a number of challenges including the delay in filing our 2004 Annual Report on Form 10-K and invested a lot of time and resources in implementing improved internal controls. As a result, we believe that our report on internal controls although still showing a number of material control weaknesses, is much improved from last year. We will continue to make further improvements in our internal controls in 2006.

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

•	revenue recognition;

•	allowances for sales returns and doubtful accounts;

•	goodwill and intangible assets;

•	restructuring charges;

•	allowance for deferred tax assets; and

•	business combinations.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

Revenue Recognition

Our principal sources of revenue are from the sales of software licenses and products, services performed in connection with consulting agreements, maintenance and support services, and hosting arrangements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred to the customer. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

For all sales, we typically use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our significant resellers are evidenced by a master agreement governing the relationship.

At the time of each transaction, we assess whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after our normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to refund or adjustment, then we consider the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of revenue recognition.

We assess whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history with the customer, the geographic location of the customer, and the financial viability of the customer. We do not request nor require collateral from our customers. If we determine at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured, which is deemed to have occurred after payment has been received. The determination of a customer’s ability to pay requires significant judgment by management.

We use shipping documents, proof of electronic transmittal, contractual terms and conditions, and customer acceptance, when applicable, to verify delivery and/or risk of loss and title passing to the customer. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery is deemed to occur when the product is shipped to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product, if any, are generally considered delivered and recognized as revenue as these services are provided. Delivery of time-based licenses, subscription license bundles, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

Our customers have the option of purchasing perpetual licenses, time-based licenses, or subscription license bundles that include hosting and maintenance and support. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur and the related revenue recognized as license revenue when the product is shipped to customers. When perpetual license arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Fair value of hosting and maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive. In the event that fair value for hosting and maintenance and support services does not exist, then revenue for the entire arrangement is recognized ratably over the performance period. Our time based license sales are recognized ratably over the rental period and included as a component of license revenue. Our subscription license bundles require the license holders to pay a monthly fee which is based on the number of users. We recognize revenue on subscription license bundles on a straight-line basis over the life of the subscription and record the revenue as service and maintenance revenue.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services and product support and upgrades, and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2, Software Revenue Recognition, have been met. Company-specific objective evidence is established for hosting and support and upgrades of standard products based upon the amounts we charge when support, upgrades, and hosting are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services separately and provided we have the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

Many of our software contracts include consulting implementation services. Consulting revenues from certain of these contracts are accounted for separately from the perpetual license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

We recognize revenue on contracts with fixed or “not-to-exceed” fees and those with billing milestones to the extent that we have a basis for measuring progress to completion and provided that all other revenue recognition criteria have been met. If we do not have a sufficient basis to measure progress towards completion, or if the service engagement is subject to final customer acceptance, then revenue is recognized when we have completed all our obligations and/or receive final acceptance from the customer. If we have a sufficient basis to measure progress towards completion and the service engagement is not subject to final customer acceptance, then revenue is recognized as the services are provided or by using input measures based on hours to complete, not to exceed milestone billings.

The cost of providing these services consists primarily of fully burdened cost of our service organization and to some extent, the cost we pay to third party contractors who provide these services on our behalf. Costs for certain projects with significant uncertainties are expensed as they are incurred in accordance with SFAS No. 68, Research and Development Arrangements, and included in the cost of service revenue. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to us the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. We evaluate our hosting arrangements based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria outlined in EITF No. 00-03, we have determined that our hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows us to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

Distributors and systems integrators purchase our products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. Our agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our software to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. We have long-term relationships with most of these distributors and systems integrators and substantial experience with similar sales of similar products. We have had extensive experience monitoring product returns from our domestic and international distributors and accordingly, we have concluded that the amount of future returns can be reasonably estimated. With respect to these sales, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectibility is reasonably assured, and risk of loss and title have transferred. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in and after the end user has been identified.

We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Furthermore, in accordance with EITF No. 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we: (1) act as principal in the transaction; (2) take title to the products; (3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns; and (4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales are typically recorded gross when the criteria outlined in EITF No. 99-19 are met.

Deferred revenue represents advanced payments for software licenses, services, maintenance and support, and hosting arrangements in advance of the time we recognize revenue. We expect to recognize these revenues and related costs from services ratably over the service period as these services are provided, and for licenses when all revenue recognition requirements of SOP 97-2 have been met.

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter. We follow detailed revenue recognition guidelines, which are discussed in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. We recognize revenue in accordance with accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. Different judgments or estimates made for any one large contract, customer, or group of customers could result in material differences in the amount and timing of revenue recognized in any particular period.

Allowance for Sales Returns and Doubtful Accounts

We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all our products and services, we maintain an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance, current economic trends, changes in customer demand, and acceptance of our products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2005. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to our revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

Purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Restructuring Charges

In the first and second quarters of fiscal 2004, and in the fourth quarter of fiscal 2005, we recorded significant accruals in connection with our restructuring programs under SFAS No. 146, Accounting for Costs

Associated with Exit or Disposal Activities. These accruals include estimates pertaining to the ability to sublease facilities in Mountain View, California; Framingham, Massachusetts; Bellevue, Washington; Cupertino, California and Chicago, Illinois. These estimates are reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in our accrual for vacated facilities at December 31, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges. In accordance with SFAS No. 146, these lease accruals are carried at their fair values, which are the net present values.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that is more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made. To the extent that such realizable deferred tax assets related to the results of the acquired company prior to the acquisition, there would be a reduction in goodwill.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, the acquisitions discussed in Note 6 “Acquisitions and Intangible Assets” in the Notes to the Consolidated Financial Statements have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Sources of Revenue

We generate revenue from the sale of software licenses, products and performance of services to enterprises, systems integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, including referral sales by our system integrators to enterprise customers, and to a lesser extent, through resellers of our products and services.

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

Costs and Expenses

Our cost of license revenue includes the amortization of intangible from acquired and developed technology and the cost of third party software and content we resell. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

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

Stock-based compensation consists of amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options, if lower. This amount is included as a component of stockholders’ equity on our balance sheet and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2005, had an accumulated deficit of $263.3 million.

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the periods indicated:

	2005	2004	2003
Revenue:
License	32.9%	40.5%	31.0%
Service, maintenance and other	67.1	59.5	69.0

Total revenue	100.0	100.0	100.0

Cost of revenue:
License and amortization of intangibles	7.3	11.6	6.0
Service, maintenance and other	30.7	31.3	33.7

Total cost of revenue	38.0	42.9	39.7

Gross margin	62.0	57.1	60.3

Operating expenses:
Research and development	16.5	20.9	20.4
Sales and marketing	34.0	40.7	41.1
General and administrative	21.8	19.9	18.9
Restructuring charge	0.4	2.1	—
Provision for litigation settlement	3.6	—	—
In-process research and development	—	2.4	—

Total operating expenses	76.3	86.0	80.4
Loss from operations	(14.3)	(28.9)	(20.1)
Other expense, net	(0.4)	(0.1)	(0.8)

Loss before income taxes	(14.7)	(29.0)	(20.9)
Provision for income taxes	(0.1)	(0.0)	(0.0)

Net loss	(14.8)%	(29.0)%	(20.9)%

Years Ended December 31, 2005, 2004 and 2003

Financial Data for Fiscal 2005, 2004 and 2003

Revenue

We manage our business based on three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	Variance In Dollars	Variance in Percent	December 31, 2004	December 31, 2003	Variance In Dollars	Variance in Percent
Revenue
Americas	$59,068	$40,445	$18,623	46.0%	$40,445	$26,471	$13,974	52.8%
Percentage of net sales	78.8%	73.3%			73.3%	89.8%
Europe	13,034	12,327	707	5.7%	12,327	2,347	9,980	425.2%
Percentage of net sales	17.4%	22.3%			22.3%	7.9%
Asia/Pacific	2,868	2,432	436	17.9%	2,432	669	1,763	263.5%
Percentage of net sales	3.8%	4.4%			4.4%	2.3%

Total	$74,970	$55,204	$19,766	35.8%	$55,204	$29,487	$25,717	87.2%

The increase of $19.8 million in total revenue for the year ended December 31, 2005 over the year ended December 31, 2004 is due mainly to sequential growth in the market for our products in all regions. The increase in sales of our SumTotal 7.x product to new customers and additional sales, including SumTotal 7.x upgrades to the Aspen installed base was approximately $16.0 million. The acquisition of Pathlore on October 4, 2005 added a further $4.3 million of revenue. Revenue from the Docent installed customer-base was very similar in 2005 and 2004, declining $0.5 million.

Approximately $24.4 million of the additional revenue in 2004 was from sales of the Docent software platform and services and approximately $1.3 million was from additional sales of the Aspen software platform and services.

For the year ended December 31, 2005, revenue from the Americas grew $18.6 million or 46%, and accounted for approximately 79% of total revenue. Approximately $4.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005 with an increase of $14.4 million or 36% growth from 2004 being the result of strong sales of the SumTotal 7.x product suite and related services. We were successful in winning and completing installations during the year of a number of large enterprise wide solutions and also generated consulting revenue from existing customers upgrading their legacy systems to SumTotal 7.x. Growth was slower in Europe and Asia/Pacific. After very strong growth in 2004, revenue in Europe increased by $0.7 million or 6%. The business activity levels appeared to be lower in Europe than the Americas and our focus was on building up our infrastructure so that we could support the large increase in our customer base that we achieved in 2004 and as a result the growth rate was relatively low compared to the Americas. Asia/Pacific revenue increased by $0.4 million or 18% and included one large sale in Japan.

For the year ended December 31, 2004, revenue from the Americas increased $14 million or 53% primarily as a result of adding the Docent product suite to our portfolio. Revenue from Europe sales increased $10.0 million, or 425%, to $12.3 million, as compared to $2.3 million for the year ended December 31, 2003. Revenue for Asia/Pacific increased $1.8 million or 264% to $2.4 million. Together these two regions accounted for approximately 27% of total revenue. The increase in international revenue was due to a greater international presence resulting from the acquisition of Docent and our success in winning a number of large contracts in 2004, particularly in Europe.

No customer accounted for greater than 10% of our total consolidated revenue in 2005 or 2004. One other customer, accounted for 18% of our total consolidated revenue in 2003.

The following table summarizes revenue between licenses and service and maintenance (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	Variance In Dollars	Variance in Percent	December 31, 2004	December 31, 2003	Variance In Dollars	Variance in Percent
Revenue:
License	$24,674	$22,376	$2,298	10.3%	$22,376	$9,134	$13,242	145.0%
Percentage of net sales	32.9%	40.5%			40.5%	31.0%
Service and maintenance	50,296	32,828	17,468	53.2%	32,828	20,353	12,475	61.3%
Percentage of net sales	67.1%	59.5%			59.5%	69.0%

Total	$74,970	$55,204	$19,766	35.8%	$55,204	$29,487	$25,717	87.2%

License Revenue. The increase in license revenue for the year ended December 31, 2005 over the year ended December 31, 2004 is due to $1.2 million in sequential growth in the market for our products, and $1.1 million from the acquisition of Pathlore. License revenues from the products acquired with Docent acquisition declined from $10.7 million for the year ended December 31, 2004, to $5.9 million in the year ended

December 31, 2005. This was more than offset by an increase of $7.0 million in license revenue from the Aspen and SumTotal 7.x product lines. Pricing levels were relatively similar between the two years.

For the year ended December 31, 2004, approximately $10.7 million of the additional license revenue was the result of adding the Docent software platform to our portfolio of products and approximately $2.6 million was the result of increased sales of the Click2learn software platform and the SumTotal 7.x Series which was introduced in December 2004. Price changes in per license seat prices had approximately a favorable 22% effect on the license revenues for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

At December 31, 2005, we had $5.4 million in deferred license revenue, consisting of numerous contracts that should become recognizable as revenue throughout fiscal 2006.

Service, maintenance and other revenue. Service and maintenance revenue for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Maintenance	$19,672	$11,665	$5,724
Consulting	18,255	12,452	11,209
Hosting	8,188	6,044	2,063
Training	3,599	2,296	1,357
Application service provider	582	371	—

	$50,296	$32,828	$20,353

For the year ended December 31, 2005, service and maintenance revenue increased $17.5 million, or 53%, to $50.3 million, as compared to $32.8 million for the year ended December 31, 2004 due to increased sales to existing customers, as well as to new customers. Approximately $3.2 million of the increase was due to the acquisition of Pathlore in the fourth quarter of 2005.

Maintenance revenue increased $8.0 million, or 69%, to $19.7 million for the year ended December 31, 2005, from $11.7 million for the year ended December 31, 2004. Approximately $3.3 million of the increase resulted from having a full year of revenue from Docent customers in 2005 as compared to 9.5 months in 2004 and also as a result of Docent customers renewing their contracts with us and the corresponding revenue flowing into the income statement at full value as opposed to the written down fair value resulting from acquisition accounting. Approximately $1.4 million of the maintenance revenue increase is due to the addition of the Pathlore installed customer base. The remaining $3.3 million increase is the result of sales to new customers during 2004 and 2005.

Consulting revenue increased $5.8 million, or 47%, to $18.3 million for the year ended December 31, 2005, from $12.5 million for the year ended December 31, 2004. Additional services to the Docent installed base increased by $0.6 million primarily as a result of having a full year’s revenue as opposed to 9.5 months in 2004. We also recorded an additional $1.3 million of consulting revenue due to the addition of the Pathlore installed customer-base. The remaining increase of $3.9 million was the impact of additional consulting services for new customers installing SumTotal 7.x and existing customers upgrading to this product.

Hosting revenue increased $2.1 million, or 35%, to $8.2 million for the year ended December 31, 2005, from $6.0 million for the year ended December 31, 2004. Approximately $0.7 million of the increase results from having a full year of the Docent hosting contracts in 2005 as opposed to 9.5 months in 2004, $0.4 million from the acquisition of Pathlore and $1.0 million was additional revenue from hosting contracts sold to new license customers and additional hosting services sold to existing customers.

Training revenue increased $1.3 million, or 57%, to $3.6 million for the year ended December 31, 2005, from $2.3 million for the year ended December 31, 2004. The increase results almost entirely from the sale of training services to new customers and existing customers upgrading to our SumTotal 7.1 product. Approximately $0.1 million of the training revenue increase is due to the addition of the Pathlore installed customer-base.

Application service provider revenue increased to $0.6 million for the year ended December 31, 2005, from $0.4 million for the year ended December 31, 2004, none of which was attributable to the Pathlore acquisition. This was primarily the result of adding new customers.

Price changes in service and maintenance fees had no material effect on the year ended December 31, 2005, as compared to the year ended December 31, 2004.

For the year ended December 31, 2004, service and maintenance revenue increased $12.4 million, or 61%, to $32.8 million, as compared to $20.4 million for the year ended December 31, 2003 due to increased sales to existing customers, as well as to new customers.

Maintenance revenue increased $5.9 million, or 104%, to $11.6 million for the year ended December 31, 2004, from $5.7 million for the year ended December 31, 2003. Approximately $4.3 million was the result of adding the Docent installed customer-base to our existing installed customer-base as well as new contracts signed for the Docent product and $1.6 million of the increase is due to contract renewals from existing Aspen customers as well new contracts signed for the Aspen platform.

Consulting revenue increased $1.3 million, or 12%, to $12.5 million for the year ended December 31, 2004, from $11.2 million for the year ended December 31, 2003. We recorded an additional $4.9 million of consulting revenue due to the addition of the Docent installed customer-base, offset by a $3.6 million decrease in consulting revenue for the Aspen installed customer-base. In 2003, Aspen had several large consulting contracts that were not repeated in 2004. Application service provider revenue increased to $0.4 million for the year ended December 31, 2004, from zero for the year ended December 31, 2003, due entirely to the Docent acquisition.

Hosting revenue increased $3.9 million, or 186%, to $6.0 million for the year ended December 31, 2004, from $2.1 million for the year ended December 31, 2003. Approximately $3.3 million and $0.6 million of the hosting revenue increase is due to the addition of the Docent installed customer-base and increases in the Aspen installed customer-base, respectively.

Training revenue increased $0.9 million, or 64%, to $2.3 million for the year ended December 31, 2004, from $1.4 million for the year ended December 31, 2003. Approximately $0.8 million and $0.1 million of the training revenue increase is due to the addition of the Docent installed customer-base and increases in the Aspen installed customer-base, respectively.

Price changes in service and maintenance fees had no material effect on revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	Variance In Dollars	Variance in Percent	December 31, 2004	December 31, 2003	Variance In Dollars	Variance in Percent
Cost of revenue
License	$1,179	$1,616	$(437)	(27.0)%	$1,616	$590	$1,026	173.9%
Percentage of net sales	1.6%	2.9%			2.9%	2.0%
Service and maintenance	22,988	17,269	5,719	33.1%	17,269	9,939	7,330	73.7%
Percentage of net sales	30.7%	31.3%			31.3%	33.7%
Amortization of intangible assets	4,316	4,794	(478)	(10.0)%	4,794	1,176	3,618	307.7%
Percentage of net sales	5.8%	8.7%			8.7%	4.0%

Total	$28,483	$23,679	$4,804	20.3%	$23,679	$11,705	$11,974	102.3%

For the year ended December 31, 2005, total cost of revenue increased $4.8 million, or 20% to $28.5 million, as compared to $23.7 million for the year ended December 31, 2004. The components of this increase are discussed below.

Cost of license. Included in this category are the costs of third party licenses that we purchase and resell to our customers. This includes Virtual Classroom Server, Performance Management Software and eLearning content that customers choose to buy from us rather than directly from the third party because of the integration that we provide to our own products. The eLearning content revenue has not varied much from year to year and the costs run at approximately $0.5 million to $0.6 million per year. In 2004, in addition we had a large Performance Management sale in the fourth quarter with a cost of approximately $1.0 million and in 2005, we had a large Virtual Classroom sale in the second quarter with a cost of approximately $0.6 million.

Cost of service and maintenance. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party service providers. For the year ended December 31, 2005, costs increased $5.7 million from $17.3 million in 2004 to $23.0 million in 2005. $2.8 million of the increase was the result of getting a full year’s expense in 2005 for the approximately thirty-six Docent employees that were added with the acquisition of Docent on March 18, 2004 as well as a full year’s expense for hosting and other services associated with the Docent installed base. A further $1.5 million of the increase resulted from the addition of forty-one Pathlore service and maintenance personnel and other associated costs on October 4, 2005. Excluding these changes that were the result of acquisitions, the balance of the increase in expense in 2005 compared to 2004 was $1.4 million. This was made up of an increase of $1.8 million in salaries and related expenses for sixty-three additional employees hired during 2005 mainly in latter part of the year, an increase of approximately $1.1 million in travel, equipment and software and other expenses to support the increased business volume partially offset by a decrease of $1.5 million in outside services as a result of less use of third party consultants and the ongoing transition of the Docent hosting business from a third party supplier to our in-house hosting facility.

The increase of $7.3 million in 2004 over 2003 to $17.3 million from $9.9 million is primarily due to the addition of an average of thirty-six Docent service and maintenance personnel following the merger with Docent on March 18, 2004. This accounted for approximately $5.7 million. In addition, we incurred expenses of $0.8 million associated with providing hosting services for the Docent customer installed-base and $0.8 million for additional implementation third party consulting costs associated with Docent product implementations.

Amortization of intangibles. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server (“VCS”) product, such costs started to be amortized when the product was released on April 1, 2003. We recorded amortization expenses under SFAS No. 86 of $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

On October 4, 2005, we acquired Pathlore and assigned a fair value of $20.5 million to acquired intangibles assets. On March 18, 2004, we acquired Docent, Inc. and assigned a fair value of $11.3 million to acquired intangibles assets. These are being amortized over periods from one year to six years based on the estimated cash flows from the underlying assets.

Under SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we make judgments about the recoverability of acquired intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimated future cash flows to be generated by these businesses. We recorded amortization expenses under SFAS No. 142 of $3.4 million, $3.9 million and $0.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.

For the year ended December 31, 2005, amortization of intangibles decreased $0.5 million, or 10%, to $4.3 million, as compared to $4.8 million for the year ended December 31, 2004. The decrease is primarily due to a $0.4 million expense decrease in amortization of the Intelliprep intangible which expired in 2004 and a $1.3 million expense decrease in the Docent customer contract intangible which expired in 2005, offset by new Pathlore intangibles amortization of $0.7 million and increases in other intangibles amortization expense of approximately $0.5 million.

The increase for the year ended December 31, 2004 over 2003 is due to $0.2 million of additional amortization associated with our VCS product and $3.4 million of amortization associated with the intangible assets acquired as a result of the merger with Docent and asset purchase agreements with sales distributors in Japan and Australia, where we acquired the assets and certain liabilities of two foreign sales distributors and settled all disputes regarding exclusive sales agreements in both regions. Formerly, these distributors were in markets where we had more than one exclusive distributor resulting from the acquisition of Docent by Click2learn.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	December 31, 2003
Gross margin
License	$23,495	$20,760	$8,544
Percentage of license revenue	95.2%	92.8%	93.5%
Service and maintenance	27,308	15,559	10,414
Percentage of service and maintenance revenue	54.3%	47.4%	51.2%
Amortization of intangible assets	(4,316)	(4,794)	(1,176)
Percentage of license revenue	(17.5)%	(21.4)%	(12.9)%

Total	$46,487	$31,525	$17,782
Percentage of net sales	62.0%	57.1%	60.3%

Gross margin for license, exclusive of intangible amortization, remained consistent at 95%, 93% and 94% for 2005, 2004 and 2003, respectively. Gross margin for license, inclusive of amortization of intangible assets, fluctuated more widely at 78%, 71% and 81%, due to the fluctuations in intangible asset amortization described above.

Gross margin for service and maintenance increased to 54% in the year ended December 31, 2005 from 47% in the year ended December 31, 2004. Fiscal 2004 was adversely affected by the impact of the acquired Docent maintenance revenue being written down to fair value as part of acquisition accounting principles. Fiscal 2005 was favorably impacted by $3.3 million as these contracts renewed at full value. This had the impact of improving the overall service margin to 51%. There was a further 3% increase as we grew revenue at a faster rate than expenses as the result of our ongoing efforts to benefit from economies of scale as well as productivity improvements and by making use of our own employees instead of more expensive third party consultants.

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

We expect improvements in gross margin for service and maintenance as more maintenance renewal contracts are signed for the installed customer-base, as we sell additional hosting contracts to allow us to leverage our existing infrastructure and more customers purchase consulting services.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative, restructuring charge, provision for litigation settlement and in-process research and development expenses (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	Variance In Dollars	Variance in Percent	December 31, 2004	December 31, 2003	Variance In Dollars	Variance in Percent
Research and development	$12,357	$11,558	$799	6.9%	$11,558	$6,024	$5,534	91.9%
Percentage of net sales	16.5%	20.9%			20.9%	20.4%
Sales and marketing	25,480	22,489	2,991	13.3%	22,489	12,123	10,366	85.5%
Percentage of net sales	34.0%	40.7%			40.7%	41.1%
General and administrative	16,348	10,984	5,364	48.8%	10,984	5,559	5,425	97.6%
Percentage of net sales	21.8%	19.9%			19.9%	18.9%
Restructuring charge	316	1,137	(821)	(72.2)%	1,137	—	1,137	100.0%
Percentage of net sales	0.4%	2.1%			2.1%	—
Provision for litigation settlement	2,683	—	2,683	100.0%	—	—	—	—
Percentage of net sales	3.6%	—			—	—
In-process research and development	—	1,326	(1,326)	(100.0)%	1,326	—	1,326	100.0%
Percentage of net sales	—	2.4%			2.4%	—

Total	$57,184	$47,494	$9,690	20.4%	$47,494	$23,706	$23,788	100.3%
Percentage of net sales	76.3%	86.0%			86.0%	80.4%

Research and development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. The increase in 2005 expense compared to 2004 is $0.8 million. This includes $1.2 million in additional employee and related costs associated with approximately twenty-six additional headcount as a result of hiring. A further increase of $0.4 million was the result of the Pathlore acquisition in the fourth quarter of 2005, which added ten employees. These amounts were offset by a decline in the use of third party consultants which reduced by $0.8 million when compared to 2004. Consultant expenses were ramped up in 2004 to assist in getting the SumTotal 7.0 product released by December 2004.

The increase in 2004 expenses compared to 2003 expenses is $5.5 million. This includes $4.4 million for the addition of an average of thirty-five Docent research and development personnel since March 18, 2004 resulting from the acquisition of Docent. Consulting expenses increased $1.2 million, or 600%, to $1.4 million in 2004, as compared to $0.2 million in 2003. Additional consultants were needed to support work on the SumTotal 7.0 product release. Other expenses were $0.1 million lower in 2004 compared to 2003.

We utilized external development consultants and research and development personnel during 2004 and early 2005 to improve upon existing core products and develop new products, and assuring timely delivery of new products and enhancements to the market. As a result of this investment, the SumTotal Suite 7.0 was released in December 2004 and SumTotal Suite 7.1 in April 2005. This release provided customers with enhanced features, particularly in the areas of blended learning and compliance and better integration of the individual modules.

We expect research and development expenses to increase significantly in 2006 due to continued investments in future versions of SumTotal 7.x Series.

Sales and marketing. Sales and marketing expenses consist of sales and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. The increase in sales and marketing expenses in 2005 compared to 2004 was $3.0 million from $22.5 million to $25.5 million. There was a $2.6 million increase as a result of a full year’s expense for approximately twenty-three Docent personnel who were added on March 18, 2004 as a result of the Docent acquisition. A further $1.3 million increase occurred as a result of the addition of Pathlore sales and marketing personnel on October 4, 2005 and the expenses associated with the Pathlearn user conference in November 2005. These increases are offset by a reduction of $0.9 million in other expenses mainly as a result of 2004 being adversely affected by the heavy marketing expenditures to launch our company in March 2004 and the SumTotal 7.0 product release in December 2004. Additionally a non-recurring charge of $0.4 million was incurred in 2004 to write off the sales management software previously used by Click2learn in favor of the software used by Docent.

The increase in sales and marketing expenses in 2004 compared to 2003 of $10.4 million is primarily the result of $9.5 million for increased sales and marketing personnel due to the addition of an average of twenty-three Docent sales and marketing personnel on March 18, 2004 resulting from the acquisition of Docent, $0.4 million for additional marketing activity due to the launch of our company and $0.4 million for the loss on disposals or abandonments of property and equipment, consisting of internal use sales management software used by Click2learn in favor of the sales management software used by Docent.

We expect sales and marketing expenses to increase in absolute dollars to support increased revenue expectations in 2006.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. The expense increased by $5.3 million in 2005 compared to 2004 from $11.0 million to $16.3 million. The increase comes from having the incremental Docent administrative infrastructure, net of synergies, in place for the full twelve months of the year which accounted for $0.9 million of the increase and also $0.4 million additional expenses for the Pathlore general and administrative functions in the fourth quarter of 2005. In addition, we incurred an additional expense of $1.0 million to improve our internal controls, support the business growth and deal with our Sarbanes-Oxley Section 404 compliance issues. Additionally, we spent $4.0 million on outside advisors, consultants, our independent registered public accounting firm and lawyers associated with our Sarbanes-Oxley Section 404 compliance. This was an increase of $3.2 million from 2004. There was a net reduction in expense of $0.1 million in other areas.

The increase in general and administrative expenses in 2004 compared to 2003 is primarily a result of $2.0 million for the addition of an average of twenty-four Docent general and administrative personnel on March 18, 2004 resulting from the acquisition of Docent. In addition, in fiscal 2004, we incurred $1.2 million associated with post-merger and other legal matters, $0.8 million in expenses for consultants and our independent registered public accounting firm associated with compliance with Sarbanes-Oxley Section 404, $0.8 million in stock-based compensation, including $0.5 million in stock-based compensation related to the acceleration of stock options to certain employees and $0.6 million in general consulting costs across all general and administrative functions.

We expect general and administrative expenses in 2006 to remain flat with 2005 in absolute dollars as the increased expenditures related to compliance with Sarbanes-Oxley Section 404 in 2004 and 2005 subside.

Restructuring charges. During the fourth quarter of fiscal 2005, we recorded a $358,000 restructuring charge which coincided with the acquisition of Pathlore. The restructuring consisted of $72,000 in employee severance costs and $286,000 in facility exit costs, which have been subsequently paid in the first quarter of fiscal 2006. Employee severance costs consisted of severance and other benefits resulting from a reduction of one service and maintenance employee, four sales and marketing employees and one general and administrative employee. Facility exit costs represented the fair value of the lease liabilities relating to the closure of a facility in London, United Kingdom, based on the amount of $314,000 agreed with the former landlord in January of 2006 to settle this commitment, less $28,000 previously accrued.

In October 2005, $3,114,000 of the Pathlore purchase price was allocated to $1,363,000 in employee severance costs and $1,512,000 to accrue future building lease commitments for buildings in Chicago, Illinois and Cupertino, California that were closed in October 2005 net of future estimated sublease income and $239,000 for a non-compete agreement on Pathlore’s books at the time of acquisition.

In November 2005, we reversed $42,000 from the restructuring accrual and re-entered a part of the facility in Bellevue, Washington which was previously restructured.

During the second quarter of fiscal 2004, we recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 in facility exit costs. Employee severance costs consisted of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility exit costs represent the fair value of the lease liabilities relating to the partial closure of a facility in Bellevue, Washington which includes estimated sublease income.

During the first quarter of fiscal 2004, we recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance costs consists of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility exit costs represent the fair value of the lease liabilities relating to the closure of a facility in Framingham, Massachusetts which includes estimated sublease income.

$800,000 of the Docent purchase price was allocated to accrue future rental costs for a building in Mountain View, California that was exited in September 2002, net of estimated future sublease income.

The following table depicts the 2005 and 2004 restructuring activity (in thousands):

	Balance at December 31, 2004	Purchase Price Allocation	Additions	Reductions	Cash Expenditures	Balance at December 31, 2005
Vacated facilities	$506	$1,512	$286	$(42)	$(600)	$1,662
Employee severance	—	1,363	72	—	(693)	742
Other	—	239	—	—	(4)	235

	$506	$3,114	$358	$(42)	$(1,297)	$2,639

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at December 31, 2004
Vacated facilities	$—	$800	$327	$(621)	$506
Employee severance	—	—	810	(810)	—

	$—	$800	$1,137	$(1,431)	$506

Accrued amounts for vacated facilities will be paid over the lease term of Framingham, Massachusetts, Cupertino, California, Bellevue, Washington and Chicago, Illinois facilities, which end in January 2006, August 2006, December 2008 and May 2010, respectively. The Mountain View, California lease term ended in May 2005. The facility accruals are carried at the combined net present value of lease payments, common area maintenance charges, estimated sublease income, and estimated sublease commission costs. See Note 12 for scheduled contractual payments and receipts.

Provision for legal settlement. On March 14, 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, payment from us to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn, for a total settlement of $3.7 million. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 19 “Subsequent Events” in the Notes to the Consolidated Financial Statements.

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

We assigned $1.3 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use and wrote off these assets in the Docent acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

There were no IPR&D costs arising out of the Pathlore acquisition.

Stock-based compensation. The intrinsic-value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, has been applied to account for our fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above and have adopted only the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and will continue to do so in the future under SFAS No. 123R. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we also selected the prospective method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The effective date of the new standard for our consolidated financial statements is our first fiscal quarter of 2006.

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

On May 31, 2005, the Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of our equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and reflects an approximate 10% premium over the average closing price of our common stock over the previous ninety trading days. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of our outstanding unvested options, 446,000 of which are held by Section 16 Officers became exercisable on August 1, 2005, upon our compliance with NASDAQ and SEC rules.

The purpose of the acceleration is to enable us to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, which, when effective, will require all share-based payments to employees, including granting of employee stock options, to be recognized as compensation expense on our consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective beginning in the first quarter of fiscal 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on U.S. GAAP because they had exercise prices in excess of the price of our common stock at the date of acceleration. We also believe that because the options to be accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

The following table displays the impact to the net loss if we were to change our accounting policy in accordance with SFAS No. 123, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and retroactively restate all prior periods as if we had adopted SFAS No. 123 for all periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(11,116)	$(16,032)	$(6,160)
Add: Stock-based employee compensation expenses included in reported net loss, net of taxes	968	1,425	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, including the fair value of the acceleration of common stock options, net of taxes	$(14,325)	$(7,190)	$(3,836)

Pro forma net loss	$(24,473)	$(21,797)	$(9,996)

Weighted average common shares outstanding, basic and diluted	21,819	18,367	9,237

Net loss per share, basic and diluted:
As reported	$(0.51)	$(0.87)	$(0.67)
Pro forma	$(1.12)	$(1.19)	$(1.08)

The weighted average fair value of options granted was $3.81, $7.42 and $4.83 for the years ended December 31, 2005, 2004 and 2003, respectively. We calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the years ended December 31, 2005, 2004 and 2003, respectively:

	Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	1.05-1.08	1.10-1.20	0.99	0.39	0.59-0.79	0.99
Risk free interest rates	3.63%-4.45%	1.48%-3.86%	3.30%	2.79%	1.01%-1.77%	3.30%
Expected lives of options	6.25 years	4.82 years	5 years	6 months	6 months	1.25 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The above model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

In 2005, we recorded $244,000 in stock-based compensation expense relating to the issuance of restricted stock to certain executive officers, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, $566,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition, $136,000 in stock-based compensation expense relating to extending the expiration date on stock options for employees who terminated during the period when we were not in compliance with the SEC filing requirements and were therefore unable to exercise their stock options, and $22,000 in stock-based compensation expenses related to fully vested options issued below fair market value.

In 2004, we recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25. This was result of SumTotal Systems adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period. We also recorded $867,000 in stock-based compensation expense relating to unvested “in-the-money” common stock options assumed as a result of the Docent acquisition and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net and equity in losses of an affiliate (in thousands, except percentages):

Years Ended	December 31, 2005	December 31, 2004	Variance In Dollars	Variance in Percent	December 31, 2004	December 31, 2003	Variance In Dollars	Variance in Percent
Interest expense	$(394)	$(121)	$(273)	225.6%	$(121)	$(181)	$60	(33.1)%
Percentage of net sales	(0.5)%	(0.2)%			(0.2)%	(0.6)%
Interest income	701	331	370	111.8%	331	45	286	635.6%
Percentage of net sales	0.9%	0.6%			0.6%	0.1%
Other expense, net	(631)	(78)	(553)	709.0%	(78)	—	(78)	100.0%
Percentage of net sales	(0.8)%	(0.2)%			(0.2)%	—%
Equity in losses of an affiliate	—	(169)	169	(100.0)%	(169)	(100)	(69)	69.0%
Percentage of net sales	—%	(0.3)%			(0.3)%	(0.3)%

Total	$(324)	$(37)	$(287)	775.7%	$(37)	$(236)	$199	(84.3)%
Percentage of net sales	(0.4)%	(0.1)%			(0.1)%	(0.8)%

Interest expense. The increase in 2005 expense over 2004 was attributable to additional interest expense on the $17.5 million in notes payable that originated in 2005. The decrease in 2004 expense versus 2003 was attributable to our paying off equipment leases and loans in 2003 and terminating our line of credit with Silicon Valley Bank in March 2004.

Other expense, net. The increase in 2005 and 2004 were due primarily to net foreign exchange losses primarily associated with the devaluation of the Great British pound and Euro against the U.S. dollar.

Interest income. The increase in 2005 versus 2004 was primarily due to higher cash balances held by us early in the year and higher interest rates earned on our cash balances throughout the year. The increase in 2004 over 2003 was primarily due to higher balances of cash and cash equivalents resulting from our March 2004 net cash acquired from the Docent acquisition of $25.4 million.

Equity in losses of an affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our ownership portion of the joint venture’s net income or loss. For the years ended December 31, 2004 and 2003, our equity in losses of an affiliate were $169,000 and $100,000, respectively. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any future equity related expenses relating to the losses of this company.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2005, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign income taxes of $95,000 for 2005, $26,000 for 2004, and zero for 2003.

As of December 31, 2005, SumTotal Systems had NOL carry-forwards for U.S. federal tax purposes of approximately $353 million and for state tax purposes of approximately $82 million.

Upon future realization of the deferred tax assets acquired in certain business combinations, $53 million of the valuation allowance will be allocated first to reduce goodwill and non-current intangible assets, and then to income tax expense.

Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates, if not utilized. We estimate that approximately $208 million of the NOLs will not be utilizable because of Internal Revenue Code Section 382 limitations. Deferred tax assets have been reflected in the financial statements and are accounted for in Note 16 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Realization of our deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2005 has been established to reflect these uncertainties. For further discussion of our net deferred tax assets, refer to Note 16 “Income Taxes” in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity was $18.4 million of cash and cash equivalents and $0.7 million in short-term investments. In addition we had $5.0 million available under our revolving credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). This availability represented a decrease from $25.5 million in cash and cash equivalents and $9.1 million in short-term investments on December 31, 2004. The change in cash is due primarily to the $31.8 million of cash used in the acquisition of Pathlore and acquisition related expenses, partially offset by the $17.5 million in borrowings from our credit facility.

Net cash provided in operating activities was $1.6 million for the year ended December 31, 2005, which was an increase of $1.5 million from $0.1 million in 2004. This increase was the result of an improvement in our net loss partially offset by smaller adjustments to reconcile net loss to net cash used in operating activities and less cash generated form changes in assets and liabilities.

Net loss improved from $16.0 million in 2004 to $11.1 million in 2005. This was an improvement as we grew our revenue and successfully achieved the synergies from our two acquisitions during the 2004 and 2005. Fiscal 2004 included a relatively high level of non-cash items associated with the acquisition of Docent, as a result of both purchase accounting and follow on integration activities. The larger non-cash expense reductions included $1.3 million in in-process research and development, $0.5 million reduction in stock based compensation, $0.5 million in amortization of activities, all higher in 2004 primarily as a result of purchase accounting associated with the Docent acquisition, and then a $0.3 million reduction in provision for sales returns and doubtful accounts, $0.4 million reduction in loss on fixed asset disposals, and $0.2 million reduction in equity in losses of an affiliate which were all higher 2004 charges essentially related to integration activities. Offsetting this in 2005 was the $2.7 million dollar provision for litigation settlement.

In 2005, changes in assets and liabilities, net of acquisitions provided $2.5 million in cash compared to $5.3 million in 2004. Better management of receivables resulted in a cash outflow of only $1.3 million in 2005 compared to a cash outflow of $2.3 million in 2004. Deferred revenue continued to provide a large amount of cash, $7.6 million in 2005 compared to $6.9 million in 2004. However, we used cash in accounts payable, accrued compensation and prepaid expenses, partly as a result of better adherence to payment terms, and also the December 31, 2004 balance sheet having a higher level of accruals for bonuses and commissions.

Cash used in investing activities was $26.4 million for the year ended December 31, 2005 due primarily to the $31.8 million of cash used to purchase Pathlore and $3.3 million in purchases of property and equipment, offset by $8.6 million in net sales of short-term investments. The amount used in purchases of property and equipment was up substantially from 2004 from $1.3 million as a result of our investment in building up our hosting and research and development infrastructure at our Bellevue office and expansions in our India and U.K. offices.

Net cash provided by financing activities was $17.1 million for the year ended December 31, 2005 due to a $17.5 million term loan under our credit facility at Wells Fargo Foothill, $1.2 million in net proceeds from the issuance of common stock and exercises of common stock options and is partially offset by the $1.5 million payment of the note payable acquired from Pathlore. We entered into the credit facility to assist in the funding of the Pathlore acquisition and to provide funds for general operating purposes.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”) to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elect to be charged at the London Interbank Offered Rate (“LIBOR”) rate plus 3.5%. As of December 31, 2005, we have elected to be charged at the LIBOR rate, which was 4.52% on December 31, 2005, resulting in a total interest rate of 8.02%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by our assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months. The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain EBITDA levels, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. There is no test of the financial covenants if the company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of December 31, 2005, we had $21.3 million comprising $16.3 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. In the event that our qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $17.5 million. Refer to Note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

At December 31, 2005, our contractual obligations and commercial commitments include the following (in thousands):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$7,093	$1,837	$1,709	$1,663	$785	$341	$758
Restructuring:
Restructured facility lease payments and operating lease settlement	2,518	1,157	402	411	386	162	—
Contractual sublease income included in restructuring accrual	(70)	(27)	(22)	(21)	—	—	—
Contractual other	235	122	113	—	—	—	—
Contractual severance	742	742	—	—	—	—	—
Contractual retention bonus	2,250	1,125	1,125	—	—	—	—
Contractual hosting services	794	397	397	—	—	—	—
Payments under litigation settlement	3,500	875	1,167	1,167	291	—	—
Notes payable (1)	20,632	6,061	5,208	4,857	4,506	—	—

(1)	Notes payable amounts include interest estimated at 8.02%, the rate as of December 31, 2005

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described below.

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2013.

As discussed in Note 11, obligations for restructured facility leases are accrued on the balance sheet at their net present values including estimated future sublease rentals. Amounts in the table above show the contractual lease, severances and other payments and contractual sublease income receipts at their gross dollar amounts. Contractual sublease income used in this table includes only those amounts legally obligated by a sublease, whereas the estimated accrued amounts in the restructuring Note 11 include the present value of all reasonable future sublease income, based on current market expectations.

In January 2006, we entered into an agreement with its former landlord in the U.K. to release it from a lease commitment for its former European headquarters. Under the agreement, we agreed to pay approximately $314,000 to settle this commitment, which was paid by us in the first quarter of fiscal 2006. This amount is included in restructured facility lease payments and operating lease settlement above.

In October 2005, retention bonuses were granted to certain of our officers. These bonuses will be paid in two equal amounts in October 2006 and 2007, assuming the affected individuals are still employed by us, and are being accrued ratably over the performance period.

We have entered into various arrangements with hosting services vendors with original periods expiring through 2007.

On March 14, 2006, we entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of our common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. The $2.7 million recorded as a 2005 expense on our income statement is the net present value of the total amount owed, net of $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million recorded on the December 31, 2005 balance sheet, $1.0 million as a current liability and $2.3 million as a non-current liability, is the net present value of the total amount owed, and consists of the $2.7 million recorded as a 2005 expense on our income statement and $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition.

Notes payable include interest payments estimated at the effective December 31, 2005 rate of 8.02%. Notes payable also includes a $502,000 unsecured note payable due August 2006.

In addition to the contractual commitments listed above, we had a liability for deferred revenue of $26.7 million at December 31, 2005, up from $15.1 million at December 31, 2004. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue. Approximately 21%, 48% and 31% of deferred revenue in 2005 resulted from license contracts with acceptance issues or royalty and rental revenues which are recorded as revenue as they are earned, contracts to deliver support and maintenance for our software products, and contracts to deliver professional services, including consulting, training, hosting and ASP services, for our software products, respectively. These contracts typically have terms of twelve months, therefore we recognize the revenue ratably over their life. When the contracts expire, we contact the client and request renewal, starting the deferred revenue cycle again.

We anticipate that our current forecasts for revenue based on our deferred revenue balances, backlog and sales pipeline less our current expense projections will generate sufficient cash flows to meet our presently anticipated working capital, capital expense and business expansion requirements and also to cover payments required under the term loan and other commitments discussed above over the next twelve months. We also believe that our medium term business plans will generate sufficient cash flows to cover our loan and other commitment in the subsequent years shown in the contractual commitments table above. Pursuant to the terms of the loan from Wells Fargo Foothill, payments of $1.1 million plus interest are due on the first day of each quarter commencing January 1, 2006. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Related Party Transaction

In March 2004, subsequent to the acquisition of Docent, we forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our cumulative potential dilution for the years ended December 31, 2005, 2004 and 2003 was 6.6%, 14.4% and 0.1%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving us, divided by the total outstanding shares at the beginning of the year. Many of these options, which have ten-year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At December 31, 2005, 61% of our outstanding stock options had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. A committee comprising the CEO, CFO and General Counsel approves all individual stock option grants to non-executive officers.

Options granted from fiscal 2002 through fiscal 2005 are summarized as follows (share amounts in thousands):

Options outstanding at December 31, 2002	1,989
Acquisition of Docent options	2,812
Options granted	5,291
Options exercised	(595)
Cancellations	(2,592)

Options outstanding at December 31, 2005	6,905

Average annual options granted, net of cancellations	900
Weighted average shares outstanding for the three years ended December 31, 2005	16,474
Shares outstanding at December 31, 2005	25,189
Options outstanding as a percent of shares outstanding at December 31, 2005	27.4%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2005, 2004 and 2003	5.5%

Generally, we grant stock options to our new employees when hired and our existing employees on an annual basis. During the year ended December 31, 2005, we made grants of options to purchase approximately 2.3 million shares of our stock, which resulted in a net grant of options for 1.2 million shares after deducting 1.1 million shares for cancelled options. The net options granted in 2005, after forfeitures, represented 17% of our total outstanding options of approximately 6.9 million as of December 31, 2005.

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of: (1) the useful life of the assets; or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. We do not believe the adoption of EITF No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Refer to the discussion under the heading Stock-based compensation under this section.

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than- temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of EITF No. 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-01 to investments in securities that are impaired.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elect to be charged at the LIBOR rate plus 3.5%. As of December 31, 2005, we have elected to be charged at the LIBOR rate, which was 4.52% on December 31, 2005, resulting in a total interest rate of 8.02%. If market interest rates were to increase immediately and uniform by 10% from current levels at December 31, 2005, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the years ended December 31, 2005, 2004 and 2003, international revenue from our foreign subsidiaries accounted for approximately 25%, 29% and 12%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the years ended December 31, 2005, 2004 and 2003 was approximately $0.6 million, $0.1 million and zero, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

We have not entered into any forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event that our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2005 (in thousands, except per share data):

	Fiscal 2005, Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31 (1)
Revenue	$16,740	$15,887	$18,409	$23,934
Gross margin	10,032	9,636	12,087	14,732
Income (loss) from operations	(2,700)	(3,199)	58	(4,856)
Net income (loss)	(2,612)	(3,366)	131	(5,269)
Net income (loss) per share, basic and diluted	(0.13)	(0.16)	0.01	(0.21)

	Fiscal 2004, Quarter Ended
	Mar. 31 (2)	Jun. 30 (3)	Sep. 30 (4)	Dec. 31
Revenue	$7,104	$14,085	$15,287	$18,728
Gross margin	3,692	7,636	8,998	11,199
Loss from operations	(7,299)	(4,076)	(2,404)	(2,190)
Net loss	(7,816)	(4,102)	(2,218)	(1,896)
Net loss per share, basic and diluted	(0.66)	(0.20)	(0.11)	(0.09)

Per share amounts have been adjusted to reflect stock splits. Net loss per share, basic and diluted amounts have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004.

(1)	On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Refer to Note 6 “Acquisitions and Intangible Assets”, and in particular, “Pathlore Acquisition” in the Notes to the Consolidated Financial Statements. Also, during the fourth quarter of fiscal 2005, SumTotal Systems recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore. Refer to Note 11 “Restructuring”, and in particular “Fiscal 2005” in the Notes to the Consolidated Financial Statements. Further, in the first quarter of fiscal 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. This was accounted for in the fourth quarter of fiscal 2005. Refer to Note 19 “Subsequent Events” in the Notes to the Consolidated Financial Statements.
(2)	On March 18, 2004, Click2learn acquired Docent and formed SumTotal Systems. Refer to Note 6 “Acquisitions and Intangible Assets”, and in particular, “Docent Acquisition” in the Notes to the Consolidated Financial Statements. Also, during the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge which coincided with the acquisition of Docent. Refer to Note 11 “Restructuring”, and in particular, “Fiscal 2004” in the Notes to the Consolidated Financial Statements.
(3)	During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge. Refer to Note 11 “Restructuring”, and in particular, “Fiscal 2004” in the Notes to the Consolidated Financial Statements.
(4)	During the third quarter of fiscal 2004, SumTotal Systems acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Refer to Note 7 “Asset Purchase Agreements” in the Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

We have audited the accompanying consolidated balance sheet of SumTotal Systems, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. We have also audited the consolidated financial statement schedule for 2005 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule for 2005 presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SumTotal Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an adverse opinion on the effectiveness of internal controls over financial reporting.

/s/    BDO SEIDMAN, LLP

San Francisco, California

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

We have audited the accompanying consolidated balance sheet of SumTotal Systems, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/    KPMG, LLP

Mountain View, California

August 1, 2005

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18,356	$25,508
Restricted cash	133	82
Short-term investments	657	9,128
Accounts receivable, net of allowance for sales returns and doubtful accounts of $1,407 and $729 in 2005 and 2004, respectively	25,207	18,531
Prepaid expenses and other current assets	3,484	1,781

Total current assets	47,837	55,030
Property and equipment, net	4,210	2,472
Goodwill	62,306	27,659
Intangible assets, net	25,705	9,491
Other assets	1,489	1,140

Total assets	$141,547	$95,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,845	3,334
Accrued compensation and benefits	5,509	5,148
Other accrued liabilities	4,048	3,403
Restructuring accrual	1,831	506
Deferred revenue	26,354	14,749
Provision for litigation settlement	970	—
Notes payable	4,877	—

Total current liabilities	46,434	27,140

Non-current liabilities
Other accrued liabilities, non-current	176	—
Restructuring accrual, non-current	808	—
Deferred revenue, non-current	369	373
Provision for litigation settlement, non-current	2,333	—
Notes payable, non-current	13,125	—

Total liabilities	63,245	27,513

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,188,586 and 20,665,467 shares issued and outstanding in 2005 and 2004, respectively	25	21
Additional paid-in capital	342,041	321,620
Deferred stock-based compensation	(804)	(1,012)
Accumulated other comprehensive income (loss)	356	(150)
Accumulated deficit	(263,316)	(252,200)

Total stockholders’ equity	78,302	68,279

Total liabilities and stockholders’ equity	$141,547	$95,792

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
License	$24,674	$22,376	$9,134
Service, maintenance and other	50,296	32,828	20,353

Total revenue	74,970	55,204	29,487

Cost of revenue:
License	1,179	1,616	590
Service, maintenance and other	22,988	17,269	9,939
Amortization of intangible assets	4,316	4,794	1,176

Total cost of revenue	28,483	23,679	11,705

Gross margin	46,487	31,525	17,782

Operating expenses:
Research and development	12,357	11,558	6,024
Sales and marketing	25,480	22,489	12,123
General and administrative	16,348	10,984	5,559
Restructuring charge	316	1,137	—
Provision for litigation settlement	2,683	—	—
In-process research and development	—	1,326	—

Total operating expenses	57,184	47,494	23,706

Loss from operations	(10,697)	(15,969)	(5,924)
Interest expense	(394)	(121)	(181)
Interest income	701	331	45
Other expense, net	(631)	(78)	—
Equity in losses of an affiliate	—	(169)	(100)

Loss before provision for income taxes	(11,021)	(16,006)	(6,160)
Provision for income taxes	95	26	—

Net loss	$(11,116)	$(16,032)	$(6,160)

Net loss per share, basic and diluted	$(0.51)	$(0.87)	$(0.67)

Weighted average common shares outstanding, basic and diluted	21,819	18,367	9,237

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2002	7,842,516	$8	$242,808	$—	$(582)	$(230,008)	$—	$12,226
Stock options exercised	65,668	—	107	—	—	—	—	107
Sale of common stock and warrants, net of offering costs of $843	2,378,453	2	11,926	—	—	—	—	11,928
Exercise of common stock warrants	28,093	—	—	—	—	—	—	—
Common stock sold pursuant to the employee stock purchase plan	143,445	—	274	—	—	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	—	(6,160)	(6,160)	(6,160)
Translation adjustments	—	—	—	—	121	—	121	121

Total comprehensive loss							$(6,039)

Balances at December 31, 2003	10,458,175	$10	$255,115	$—	$(461)	$(236,168)	—	$18,496
Issuance of common stock to acquire Docent	9,748,102	10	55,653	—	—	—	—	55,663
Issuance of common stock options to acquire Docent	—	—	9,252	—	—	—	—	9,252
Stock-based compensation in association with the acceleration of stock options for certain Click2learn officers	—	—	291	—	—	—	—	291
Stock-based compensation in association with the increased share authorization for the employee stock purchase plan	—	—	233	—	—	—	—	233
Deferred stock-based compensation as a result of acquisition of Docent	—	—	—	(2,085)	—	—	—	(2,085)
Acceleration of terminated employee stock options	—	—	—	34	—	—	—	34
Amortization of unearned stock-based compensation	—	—	—	867	—	—	—	867
Stock options exercised	276,327	1	824	—	—	—	—	825
Common stock sold pursuant to the employee stock purchase plan	182,863	—	424	—	—	—	—	424
Reversal of unearned stock-based compensation for terminated employees	—	—	(172)	172	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(16,032)	(16,032)	(16,032)
Unrealized gains on investments	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	309	—	309	309

Total comprehensive loss							$(15,721)

Balances at December 31, 2004	20,665,467	$21	$321,620	$(1,012)	$(150)	$(252,200)		$68,279
Issuance of stock options in connection with the Pathlore acquisition	—	—	245	—	—	—	—	245
Common stock issued for the acquisition of Pathlore	3,999,980	4	18,236	—	—	—	—	18,240
Stock-based compensation for fully vested options issued below fair market value	—	—	22	—	—	—	—	22
Extension of terminated employee stock options cancellation date	—	—	136	—	—	—	—	136
Issuance of restricted stock	275,000	—	1,182	(1,182)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	810	—	—	—	810
Stock options exercised	252,995	—	782	—	—	—	—	782
Common stock sold pursuant to the employee stock purchase plan	95,144	—	398	—	—	—	—	398
Reversal of unearned stock-based compensation for terminated employees	(100,000)	—	(580)	580	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(11,116)	(11,116)	(11,116)
Unrealized loss on investments	—	—	—	—	(4)	—	(4)	(4)
Translation adjustments	—	—	—	—	510	—	510	510

Total comprehensive loss							$(10,610)

Balances at December 31, 2005	25,188,586	$25	$342,041	$(804)	$356	$(263,316)		$78,302

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss from operations	$(11,116)	$(16,032)	$(6,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,892	1,874	827
Amortization of intangible assets	4,316	4,794	1,681
Accretion of interest on short-term investments	(114)	—	—
Loss on disposals of property and equipment	54	479	—
Provision for sales returns and doubtful accounts	342	651	744
Provision for litigation settlement	2,683	—	—
Amortization of discount on debt	—	89	88
Stock-based compensation	968	1,425	—
In-process research and development	—	1,326	—
Equity in losses of an affiliate	—	169	100
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,328)	(2,347)	(318)
Prepaid expenses and other current assets	(663)	(16)	893
Other assets	(176)	1,101	—
Accounts payable	(1,497)	166	(1,148)
Accrued compensation and benefits	(552)	1,095	318
Other accrued liabilities	171	(1,309)	512
Restructuring accrual	(981)	(294)	—
Deferred revenue	7,573	6,942	926

Net cash provided by (used in) operating activities	1,572	113	(1,537)

Cash flows from investing activities:
Purchases of property and equipment	(3,273)	(1,288)	(728)
Proceeds on sale of property and equipment	19	—	—
Cash (used) acquired in acquisitions, net of cash received (paid)	(31,769)	25,432	(1,156)
Cash used in asset purchase agreements, net of cash received	—	(488)	—
Purchases of short-term investments	(6,877)	(11,670)	—
Sales of short-term investments	15,462	3,045	—
Purchases of restricted cash	—	—	(153)
Sales of restricted cash	29	71	—
Other	—	—	(49)

Net cash provided by (used in) investing activities	(26,409)	15,102	(2,086)

Cash flows from financing activities:
Borrowings on line of credit	—	2,400	28,727
Repayments on line of credit	—	(6,374)	(28,411)
Payment of note payable	(1,533)	—	—
Borrowing from credit facility	17,500	—	—
Net proceeds from the issuance of common stock and common stock warrants and exercises of common stock options	1,179	1,249	12,309

Net cash provided by (used in) financing activities	17,146	(2,725)	12,625

Effect of foreign exchange rate changes on cash	539	309	121

Net increase (decrease) in cash and cash equivalents	(7,152)	12,799	9,123
Cash and cash equivalents at beginning of period	25,508	12,709	3,586

Cash and cash equivalents at end of period	$18,356	$25,508	$12,709

Supplemental disclosure of cash flow information
Interest paid	$(373)	$(121)	$(181)

Income taxes paid	$87	$73	$30

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in acquisitions	$18,240	$55,663	$—

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of SumTotal Systems and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004. Refer to Note 6 “Acquisitions, Intangible Assets and Goodwill” of the Notes to the Consolidated Financial Statements.

Principles of Consolidation

The accompanying audited consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in a 20% to 50% owned company, which has consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting. On August 5, 2004, SumTotal Systems sold its interests in Click2learn Japan KK to Softbank Media and Marketing and as a result SumTotal Systems no longer has any equity related expenses relating to the losses of this company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets, restructuring, and allowances for deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $18,356,000 and $25,508,000 at December 31, 2005 and 2004, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and commercial paper, with insignificant interest rate risk and with original maturities of three months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Restricted Cash

SumTotal Systems had $133,000 and $82,000 in restricted certificates of deposit for office rental lease deposits and performance bonds at December 31, 2005 and 2004, respectively.

Short-term Investments

Short-term investments of $657,000 and $9,128,000 at December 31, 2005 and 2004, are stated at fair value. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

Fair Value of Financial Instruments

The carrying amounts of certain of SumTotal Systems’ financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities approximate fair value due to their short maturities. The carrying amount of the credit facility approximates fair value based on the terms of similar borrowing arrangements available to SumTotal Systems.

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

Concentration of Credit Risk

Financial instruments that potentially subject SumTotal Systems to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. SumTotal Systems’ cash, cash equivalents, restricted cash and short-term investments are deposited with twenty financial institutions, which, at times, may exceed federally insured limits. Cash, cash equivalents, and short-term investments are invested in short-term highly liquid investment-grade obligations of commercial issuers.

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectibility of its

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts receivable. To date, such losses have been within management’s expectations. At December 31, 2005, SumTotal Systems had no customers that consisted of greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. At December 31, 2004, SumTotal Systems had accounts receivable due from one customer of 15% of accounts receivable, net of allowance for sales returns and doubtful accounts. The year-end receivables balances for our 15% customer in 2004 have been subsequently collected. SumTotal Systems does not have any off-balance sheet credit exposure related to its customers.

Revenue Recognition

SumTotal Systems recognizes revenue pursuant to the requirements of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is reasonably assured. SumTotal Systems’ principal sources of revenue are from the sales of software licenses and products, services performed in connection with consulting agreements, maintenance and support services, and hosting arrangements. Allowances are provided for estimated returns, discounts and trade-ins. Such allowances are adjusted periodically to reflect actual and anticipated experience.

For all sales, SumTotal Systems typically uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

At the time of each transaction, SumTotal Systems assess whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to refund or adjustment, then SumTotal considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses.

SumTotal Systems assess whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history with the customer, the geographic location of the customer, and the financial viability of the customer. SumTotal Systems does not request nor require collateral from customers. If the determination is made at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured, which is deemed to have occurred after payment has been received.

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions, and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery is deemed to occur when the product is shipped to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product, if any, are generally considered delivered and recognized as revenue as these services are provided. Delivery of time-based licenses, subscription license bundles, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

SumTotal Systems’ customers have the option of purchasing perpetual licenses, time-based licenses, or subscription license bundles (typically one year) that include hosting and maintenance and support. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur and the related revenue recognized as license revenue when the product is shipped to

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. When perpetual license arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, SumTotal Systems accounts for the delivered elements in accordance with the “residual method” prescribed by SOP No. 98-9. Fair value of hosting and maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive. In the event that fair value for hosting and maintenance and support services does not exist, then revenue for the entire arrangement is recognized ratably over the performance period. Time based license sales are recognized ratably over the rental period and included as a component of license revenue. Subscription license bundles require the license holders to pay a monthly fee which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services, product support and upgrades, and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2, Software Revenue Recognition, have been met. Company-specific objective evidence is established for hosting and support and upgrades of standard products based upon the amounts SumTotal Systems charges when support, upgrades, and hosting are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services separately and provided SumTotal Systems has the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

Many of SumTotal Systems’ software contracts include consulting implementation services. Consulting revenues from certain of these contracts are accounted for separately from the perpetual license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2, The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

SumTotal Systems recognizes revenue on contracts with fixed or “not-to-exceed” fees and those with billing milestones to the extent that SumTotal Systems has a basis for measuring progress to completion and provided that all other revenue recognition criteria have been met. If SumTotal Systems does not have a sufficient basis to measure progress towards completion, or if the service engagement is subject to final customer acceptance, then revenue is recognized when SumTotal Systems has completed all its obligations and/or received final acceptance from the customer. If SumTotal Systems has a sufficient basis to measure progress towards completion and the service engagement is not subject to final customer acceptance, then revenue is recognized as the services are provided or by using input measures based on hours to complete, not to exceed milestone billings.

The cost of providing these services consists primarily of fully burdened cost of SumTotal Systems’ service organization and to some extent, the cost SumTotal Systems pays to third party contractors who provide these services on SumTotal Systems’ behalf. Costs for certain projects with significant uncertainties are expensed as

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they are incurred in accordance with SFAS No. 68, Research and Development Arrangements, and included in the cost of service revenue. When total cost estimates exceed revenues, SumTotal Systems accrues for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. SumTotal Systems evaluates its hosting arrangements based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria outlined in EITF No. 00-03, SumTotal Systems has determined that its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

Distributors and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration, and post-sales service and support. The agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our software to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. SumTotal evaluates the terms of these sales and recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in and after the end user has been identified.

Revenues from sales of third-party products net of royalties, is recorded in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with EITF No. 99-19, SumTotal Systems evaluates sales through the indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not SumTotal Systems: (1) acts as principal in the transaction; (2) takes title to the products; (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and; (4) acts as an agent or broker with compensation on a commission or fee basis. These sales are typically recorded gross.

Deferred revenue represents advanced payments for software licenses, services, maintenance and support, and hosting arrangements in advance of the time we recognize revenue. These deferred amounts are expected to be recognized ratably over the service period as these services are provided.

Allowance for Sales Returns and Doubtful Accounts

SumTotal Systems assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as its historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of this assessment, which covers the sales of all our products and services, SumTotal Systems maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, SumTotal Systems analyzes historical payment performance, current economic trends, changes in customer demand, and acceptance of its products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of its customers or any of the other factors SumTotal Systems uses to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2005. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to our revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, SumTotal Systems’ revenue could be adversely affected.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, the acquisitions discussed in Note 6 “Acquisitions and Intangible Assets” in the Notes to the Consolidated Financial Statements have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. In accordance with SFAS No. 146, a liability

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 11 “Restructuring” in the Notes to the Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, are included in property, plant and equipment.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, SumTotal Systems capitalized certain project costs recorded after technological feasibility was established on the Virtual Classroom Server product, and started to amortize these costs when the product was released on April 1, 2003. SumTotal Systems recorded amortization expenses under SFAS No. 86 of $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, were $0.7 million, $0.9 million and $0.6 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Refer to Note 16 “Income Taxes” in the Notes to the Consolidated Financial Statements.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(11,116)	$(16,032)	$(6,160)

Weighted average shares used to compute basic and diluted net loss per share	21,819	18,367	9,237

Net loss per share, basic and diluted	$(0.51)	$(0.87)	$(0.67)

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, less outstanding unvested shares. 399,998 shares held in escrow for the Pathlore acquisition are also not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

The following table sets forth the common stock options and warrants that were excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Options to acquire shares of common stock	4,389,860	2,755,131	1,932,136
Weighted average option price	$8.80	$10.45	$23.43

Warrants to acquire shares of common stock	1,576,975	1,642,439	2,153,727
Weighted average warrant price	$7.67	$8.50	$10.66

Foreign Currency Remeasurement and Transactions

The functional currencies of SumTotal Systems’ foreign subsidiaries are the local foreign currencies. All assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars at the balance sheet date exchange rate. Revenue and expenses are remeasured in U.S. dollars at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net in the Consolidated Statements of Operations, and totaled a loss of $0.6 million, $0.1 million and zero in the years ended December 31, 2005, 2004 and 2003, respectively.

Comprehensive Loss and Accumulated Other Comprehensive Loss

SumTotal Systems’ total comprehensive loss for the years ended December 31, 2005, 2004 and 2003 consisted of net loss, unrealized gains on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $354,000, $152,000 and $461,000 at December 31, 2005, 2004 and 2003, respectively, and an unrealized loss on investments of $2,000 and an unrealized gain on investments of $2,000 at December 31, 2005 and 2004, respectively. There were no such unrealized gains or losses in 2003.

Stock-Based Compensation

The intrinsic-value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation, an Interpretation of APB 25, has been applied to account for SumTotal Systems’ fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SumTotal Systems has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. SumTotal Systems currently uses, and intends to continue to use, the Black-Scholes option-pricing model to value options. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our ESPP. SumTotal Systems will also use prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The effective date of the new standard for SumTotal Systems is the first fiscal quarter of 2006.

Upon adoption, this statement will have a significant impact on SumTotal Systems’ consolidated financial statements, as SumTotal Systems will be required to expense the fair value of its stock option grants and stock purchases under the ESPP rather than disclose the impact on the consolidated net loss within the footnotes as is the current practice found in Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. The amounts disclosed within the footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ from amounts currently disclosed within the footnotes based on changes in the fair value of SumTotal Systems’ common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors.

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors, which consists entirely of independent directors, and the $5.60 per share amount reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the ninety-day period prior to the determination. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ outstanding unvested options, 446,000 of which are held by Section 16 Officers, became exercisable on August 1, 2005, upon SumTotal Systems’ compliance with NASDAQ and SEC rules.

The purpose of the acceleration was to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R, Share-Based Payment. SFAS No. 123R, when effective, will require all share-based payments to employees, including granting of employee stock

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, to be recognized as compensation expense on SumTotal Systems’ consolidated statement of operations, rather than as a disclosure in the Notes to the Consolidated Financial Statements, based on their fair values. SFAS No. 123R will become effective for SumTotal Systems beginning in the first quarter of fiscal 2006. The pre-tax charge to be avoided amounts to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on U.S. GAAP because they had exercise prices in excess of the price of our common stock at the date of acceleration. SumTotal Systems also believes that because the options to be accelerated have exercise prices in excess of the current market value of the SumTotal Systems’ common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

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

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(11,116)	$(16,032)	$(6,160)
Add: Stock-based employee compensation expenses included in reported net loss, net of taxes	968	1,425	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, including the fair value of the acceleration of common stock options, net of taxes	$(14,325)	$(7,190)	$(3,836)

Pro forma net loss	$(24,473)	$(21,797)	$(9,996)

Weighted average common shares outstanding, basic and diluted	21,819	18,367	9,237

Net loss per share, basic and diluted:
As reported	$(0.51)	$(0.87)	$(0.67)
Pro forma	$(1.12)	$(1.19)	$(1.08)

The weighted average fair value of options granted was $3.81, $7.42 and $4.83 for the years ended December 31, 2005, 2004 and 2003, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the years ended December 31, 2005, 2004 and 2003, respectively:

	Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	1.05–1.08	1.10–1.20	0.99	0.39	0.59–0.79	0.99
Risk free interest rates	3.63%–4.45%	1.48%–3.86%	3.30%	2.79%	1.01%–1.77%	3.30%
Expected lives of options	6.25 years	4.82 years	5 years	6 months	6 months	1.25 years

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The above model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, SumTotal Systems recorded $244,000 in stock-based compensation expense relating to the issuance of restricted stock to certain executive officers, per FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, $566,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition, $136,000 in stock-based compensation expense relating to extending the expiration date on stock options for employees who terminated during the period when SumTotal Systems was not in compliance with the SEC filing requirements and were therefore unable to exercise their stock options, and $22,000 in stock-based compensation expense related to fully vested options issued below fair market value.

In 2004, SumTotal Systems recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25. This was result of SumTotal Systems adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period. SumTotal Systems also recorded $867,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of: (1) the useful life of the assets; or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. SumTotal Systems does not believe the adoption of EITF No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. SumTotal Systems does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Refer to the heading “Stock-Based Compensation” under Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for detail of this policy.

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, Effective Date of Paragraphs 1020 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-01 to investments in securities that are impaired.

Reclassifications

Certain consolidated statement of stockholders’ equity transactions that pre-date the acquisition of Docent on March 18, 2004, were reclassified in order to reflect the par value of common stock changed from $0.01 at December 31, 2003 to $0.001 on March 18, 2004, as a result of the acquisition of Docent, as well as the exchange of each issued and outstanding share of Click2learn’s and Docent’s common stock for 0.3188 and 0.7327 shares of SumTotal Systems’ common stock, respectively. In addition, a reclassification of $318,000 from common stock to additional paid-in capital at December 31, 2003 was made due to the change in the par value of common stock.

Certain insignificant amounts have been reclassified to conform to current period presentation.

NOTE 3: BALANCE SHEET COMPONENTS

Prepaids and Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	December 31,
	2005	2004
Prepaid cost of sales	$561	$205
Prepaid event costs	203	224
Prepaid expenses and other	1,387	836
Prepaid insurance	280	194
Prepaid loan costs	153	—
Prepaid rent and deposits	280	322
Amount receivable from Pathlore acquisition escrow account	620	—

Total other current assets	$3,484	$1,781

Prepaid cost of sales consists of payment to third party vendors for which the cost will be amortized over the same period as the maintenance and royalty revenue to which it relates.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

The following table sets forth the components of other assets (in thousands):

	December 31,
	2005	2004
Deposits and other	$883	$901
Prepaid loan costs	420	—
Prepaid insurance	186	239

Total other assets	$1,489	$1,140

Accrued Compensation and Benefits

The following table sets forth the components of accrued compensation and benefits (in thousands):

	December 31,
	2005	2004
Accrued commissions	$1,664	$2,387
Accrued vacation pay	2,210	1,808
Other accrued compensation and benefits	1,635	953

Total accrued compensation and benefits	$5,509	$5,148

Provision for Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 19 “Subsequent Events” in the Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: SHORT-TERM INVESTMENTS

The fair values of SumTotal Systems’ short-term investments are as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$659	$—	$(2)	$657

Total marketable securities	$659	$—	$(2)	$657

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$1,900	$—	$—	$1,900
Commercial paper	4,032	2	—	4,034
Publicly traded common stock	12	—	—	12
Treasury notes	3,182	—	—	3,182

Total marketable securities	$9,126	$2	$—	$9,128

The cost of securities sold is determined based on the specific identification method. The December 31, 2005 short-term investments consist primarily of taxable, investment grade, liquid commercial paper with maturities or callable dates between three months to one year. The unrealized decline in the fair value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Computer equipment and software have useful lives typically ranging from between three to five years. Furniture and fixtures have useful lives typically of five years. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period realized. Depreciation and amortization expense was $1,892,000, $1,874,000 and $827,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In fiscal 2005, SumTotal Systems disposed of assets with a gross book value of $2,682,000 resulting in a loss of $54,000 on the disposal.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Leasehold improvements	$311	$208
Computer equipment and software	8,297	7,462
Furniture and fixtures	629	803

	9,237	8,473
Less accumulated depreciation and amortization	(5,027)	(6,001)

Total property and equipment, net	$4,210	$2,472

NOTE 6: ACQUISITIONS AND INTANGIBLE ASSETS

Pathlore Acquisition

On October 4, 2005, SumTotal Systems acquired Pathlore, a leading provider of Internet eLearning infrastructure software products and services for the delivery and administration of organizational learning. The merger reinforces SumTotal Systems’ position as the largest worldwide software provider in the emerging learning and performance management market and is expected to provide its collective customers even greater resources for support and product innovation.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of October 4, 2005. The total purchase price is $52,917,000, and is comprised of (in thousands):

Cash consideration for common and preferred stockholders and stock option holders	$29,286
Fair value of common stock assumed to be issued (1)	18,240
SumTotal Systems vested stock options to be issued (2)	246
Contractual change of control payments	3,698
Estimated acquisition related costs (3)	2,067
Amount receivable from Pathlore acquisition escrow account	(620)

Total consideration	$52,917

(1)	The stockholders of Pathlore received $29,286,000 in net cash consideration and 3,999,980 shares of SumTotal Systems’ common stock. The fair value of SumTotal Systems’ shares assumed to be issued is based on a per share value of $4.56, which is equal to SumTotal Systems’ average of the last sale price per share as reported on the NASDAQ National Market for the trading-day period beginning two days before and ending two days after August 3, 2005, the date of announcement of the acquisition.
(2)	SumTotal Systems vested stock options issued were valued at $267,000 using the Black-Scholes valuation model assuming no dividend yield, a volatility of 1.0553, a risk free interest rate of 4.09% and expected lives of options of one year. Of the $267,000, $21,000 represents stock-based compensation expense.
(3)	The acquisition related costs consist primarily of banking, legal and accounting fees and other directly related costs.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $34.6 million. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$3,282
Restricted cash	80
Accounts receivable	5,690
Prepaid expenses and other assets	420
Equipment and improvements, net	463
Goodwill	34,647
Intangible assets	20,530
Other assets	173

65,285

Liabilities acquired:
Accounts payable	(1,008)
Accrued liabilities	(1,563)
Restructuring accrual	(1,488)
Deferred revenue	(4,028)
Notes payable	(2,035)
Provision for litigation settlement	(620)
Other liabilities	(1,626)

(12,368)

Total consideration	$52,917

Goodwill of $34.6 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core and developed technologies	$1,470	4.00
Customer installed-base relationships	12,330	6.00
Customer backlog	5,750	4.00
Non-compete covenant	980	1.50

	$20,530	5.08

The results of operations of Pathlore since October 4, 2005 are included in SumTotal Systems’ statement of operations.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information in fiscal 2005 combines the historical results for SumTotal Systems year ended December 31, 2005 and the historical results for Pathlore for the period from January 1, 2005 to October 4, 2005. The unaudited pro forma financial information in fiscal 2004 combines the historical results for SumTotal Systems, with the historical results for Pathlore for the twelve months ended December 31, 2004. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Total revenue	$96,519	$79,089

Net loss	$(12,952)	$(24,464)

Net loss per share, basic and diluted	$(0.59)	$(1.09)

Weighted average common shares outstanding, basic and diluted	21,819	22,367

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 19 “Subsequent Events” in the Notes to the Consolidated Financial Statements.

Docent Acquisition

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

The total purchase consideration consisted of the following (in thousands):

Fair value of SumTotal Systems’ common stock issued (4)	$55,663
Acquisition related costs (5)	2,120
SumTotal Systems’ stock options granted (6)	9,252

$67,035

(4)	The fair value of SumTotal Systems’ common stock issued represents 9,748,102 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.

(5)	The acquisition related costs consisted of banking, legal and accounting fees, printing costs and other directly related charges.
(6)	SumTotal Systems’ stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million which will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the acquisition. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized stock-based compensation of $291,000 as a result of accelerated vesting to certain employees.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core and developed technologies	$5,413	4.00
Customer installed-base relationships	2,605	6.00
Customer hosted relationships	1,014	5.00
Customer contract relationships	2,225	1.00

	$11,257	3.96

SumTotal Systems assigned $1.3 million to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. SumTotal Systems wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

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

The portions of the consideration allocated to customer contracts, $261,000, and customer relationships, $148,000, are included in intangible assets on the consolidated balance sheet and amortized over periods of ten months and five years, respectively.

On August 5, 2004, subsequent to selling the Company’s interests in Click2learn Japan KK, which was formerly a joint venture of which SumTotal Systems owned 36%, to Softbank Media and Marketing, SumTotal Systems purchased the assets and certain scheduled liabilities of Click2learn Japan KK for the commitment to pay a 5% royalty on all revenues earned in Japan over the next six years and a $320,000 non-refundable prepayment of that royalty. If the 5% royalty payments on all revenues earned in Japan over the next six years exceed $320,000, the future royalty expenses will be recorded to cost of revenue in the period they are incurred.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SumTotal Systems also agreed to provide Softbank certain licenses and support at no charge over the next ten years.

The portion of the purchase price allocated to customer contracts, $39,000, was included in intangible assets on the consolidated balance sheet and was amortized on a straight-line basis over a period of ten months.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(6,372)	$4,750
Customer installed-base relationships	15,384	(1,284)	14,100
Customer hosted relationships	1,014	(361)	653
Customer contract relationships	7,975	(2,471)	5,504
Non-compete covenant	980	(282)	698

	$36,475	$(10,770)	$25,705

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,092	$(433)	$27,659

Intangible assets:
Acquired technology	$9,652	$(4,033)	$5,619
Customer installed-base relationships	3,054	(516)	2,538
Customer hosted relationships	1,014	(158)	856
Customer contract relationships	2,225	(1,747)	478

	$15,945	$(6,454)	$9,491

	Balance at December 31, 2004	Additions	Amortization	Balance at December 31, 2005
Goodwill	$27,659	34,647	$—	$62,306

Intangible assets:
Acquired technology	$5,619	1,470	(2,339)	$4,750
Customer installed-base relationships	2,538	12,330	(768)	14,100
Customer hosted relationships	856	—	(203)	653
Customer contract relationships	478	5,750	(724)	5,504
Non-compete covenant	—	980	(282)	698

	$9,491	$20,530	$(4,316)	$25,705

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2003	Additions	Amortization	Balance at December 31, 2004
Goodwill	$2,877	24,782	$—	$27,659

Intangible assets:
Acquired technology	$2,560	5,433	(2,374)	$5,619
Customer installed-base relationships	—	3,053	(515)	2,538
Customer hosted relationships	—	1,014	(158)	856
Customer contract relationships	—	2,225	(1,747)	478

	$2,560	$11,725	$(4,794)	$9,491

The change in the gross carrying amount of goodwill in fiscal 2005 represents the addition of $34.6 million for the Pathlore acquisition. The changes in gross intangible assets carrying amounts from December 31, 2004 to December 31, 2005 represent the addition of $20.5 million for the Pathlore acquisition.

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

There was no impairment of goodwill or intangible assets in the years ended December 31, 2005, 2004 and 2003.

The following represents the expected future annual amortization of intangible assets as of December 31, 2005 (in thousands):

Amortization
2006	$8,676
2007	7,194
2008	4,593
2009	2,979
2010	1,470
2011	793

$25,705

NOTE 9: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $169,000 and $100,000 in the years ended December 31, 2004 and 2003, respectively, representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan KK in 2004 or 2003. As part of an asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing. As a result, we have no further equity related expenses relating to the losses of this company.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: BANK CREDIT FACILITY

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”) to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the LIBOR rate plus 3.5%. As of December 31, 2005, SumTotal Systems has elected to be charged at the LIBOR rate, which was 4.52% on December 31, 2005 resulting in a total interest rate of 8.02%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months. The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain EBITDA levels, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. There is no test of the financial covenants if the company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of December 31, 2005, SumTotal Systems had $21.3 million comprising $16.3 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $17.5 million. Refer to Note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for the commitments schedule related to SumTotal Systems credit facility.

In March 2004, SumTotal Systems cancelled its $10.0 million working capital line at Silicon Valley Bank. SumTotal Systems paid a fee of $70,000 to Silicon Valley Bank associated with the cancellation, recorded in general and administrative expenses, and incurred a charge of $67,000 associated with warrants related to the line of credit, recorded in interest expense.

NOTE 11: RESTRUCTURING

Fiscal 2005

During the fourth quarter of fiscal 2005, SumTotal Systems recorded a $358,000 restructuring charge which coincided with the acquisition of Pathlore. The restructuring consisted of $72,000 in employee severance costs and $286,000 in facility exit costs, which have been subsequently paid in the first quarter of fiscal 2006. Employee severance costs consisted of severance and other benefits resulting from a reduction of one service and maintenance employee, four sales and marketing employees and one general and administrative employee. Facility exit costs represented the fair value of the lease liabilities relating to the closure of a facility in London, United Kingdom, based on the amount of $314,000 agreed with the former landlord in January of 2006 to settle this commitment less $28,000 previously accrued.

In October 2005, $3,114,000 of the Pathlore purchase price was allocated to $1,363,000 in employee severance costs and $1,512,000 to accrue future building lease commitments for buildings in Chicago, Illinois and Cupertino, California that were closed in October 2005, net of future estimated sublease income and $239,000 for a non-compete agreement on Pathlore’s books at the time of acquisition.

In November 2005, SumTotal Systems reversed $42,000 from the restructuring accrual and re-entered a part of the facility in Bellevue, Washington which was previously restructured.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2004

During the second quarter of fiscal 2004, SumTotal Systems recorded an additional $248,000 restructuring charge, which consisted of $93,000 in employee severance costs and $155,000 in facility exit costs. Employee severance costs consisted of severance and other benefits resulting from a reduction of three service and maintenance employees and one sales and marketing employee. Facility exit costs represented the fair value of the lease liabilities relating to the partial closure of a facility in Bellevue, Washington which includes estimated sublease income.

During the first quarter of fiscal 2004, SumTotal Systems recorded an $889,000 restructuring charge, which consisted of $717,000 in employee severance costs and $172,000 in facility exit costs. Employee severance costs consisted of severance and other benefits resulting from a reduction in force across all Company functions of thirty-three employees. Facility exit costs represent the fair value of the lease liabilities relating to the closure of a facility in Framingham, Massachusetts which includes estimated sublease income.

$800,000 of the Docent purchase price was allocated to accrue future rental costs for a building in Mountain View, California that was exited in September 2002, net of estimated future sublease income.

The following table depicts the 2005 and 2004 restructuring activity (in thousands):

	Balance at December 31, 2004	Purchase Price Allocation	Additions	Reductions	Cash Expenditures	Balance at December 31, 2005
Vacated facilities	$506	$1,512	$286	$(42)	$(600)	$1,662
Employee severance	—	1,363	72	—	(693)	742
Other	—	239	—	—	(4)	235

	$506	$3,114	$358	$(42)	$(1,297)	$2,639

	Balance at December 31, 2003	Purchase Price Allocation	Additions	Cash Expenditures	Balance at December 31, 2004
Vacated facilities	$—	$800	$327	$(621)	$506
Employee severance	—	—	810	(810)	—

	$—	$800	$1,137	$(1,431)	$506

Accrued amounts for vacated facilities will be paid over the lease term of Framingham, Massachusetts, Cupertino, California, Bellevue, Washington and Chicago, Illinois facilities, which end in January 2006, August 2006, December 2008 and May 2010, respectively. The Mountain View, California lease term ended in May 2005. The facility accruals are carried at the combined net present value of lease payments, common area maintenance charges, estimated sublease income, and estimated sublease commission costs. See Note 12 for scheduled contractual payments and receipts.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: COMMITMENTS AND CONTINGENCIES

.Contractual obligations at December 31, 2005 include the following (in thousands):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$7,093	$1,837	$1,709	$1,663	$785	$341	$758
Restructuring:
Restructured facility lease payments and operating lease settlement	2,518	1,157	402	411	386	162	—
Contractual sublease income included in restructuring accrual	(70)	(27)	(22)	(21)	—	—	—
Contractual other	235	122	113	—	—	—	—
Contractual severance	742	742	—	—	—	—	—
Contractual retention bonus	2,250	1,125	1,125	—	—	—	—
Contractual hosting services	794	397	397	—	—	—	—
Payments under litigation settlement	3,500	875	1,167	1,167	291	—	—
Notes payable	20,632	6,061	5,208	4,857	4,506	—	—

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described below.

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2013. Rent expense under operating leases was approximately $2,600,000, $2,340,000 and $1,724,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

As discussed in Note 11, obligations for restructured facility leases are accrued on the balance sheet at their net present values including estimated future sublease rentals. Amounts in the table above show the contractual lease, severances and other payments and contractual sublease income receipts at their gross dollar amounts. Contractual sublease income used in this table includes only those amounts legally obligated by a sublease, whereas the estimated accrued amounts in the restructuring Note 11 include the present value of all reasonable future sublease income, based on current market expectations.

In January 2006, SumTotal Systems entered into an agreement with its former landlord in the U.K. to release it from a lease commitment for its former European headquarters. Under the agreement, SumTotal Systems agreed to pay approximately $314,000 to settle this commitment, which was paid by SumTotal Systems in the first quarter of fiscal 2006. This amount is included in restructured facility lease payments and operating lease settlement above.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses will be paid in two equal amounts in October 2006 and 2007, assuming the affected individuals are still employed by SumTotal Systems, and are being accrued ratably over the performance period.

SumTotal Systems has entered into various arrangements with hosting services vendors with original periods expiring through 2007.

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. The $2.7 million recorded as a 2005 expense on SumTotal Systems’ income statement is the net present value of the total amount owed, net of $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million recorded on the December 31, 2005 balance sheet, $1.0 million as a current liability and $2.3 million as a non-current liability, is the net present value of the total amount owed, and consists of the $2.7 million recorded as a 2005 expense on SumTotal Systems’ income statement and $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition.

Notes payable include interest payments estimated at the effective December 31, 2005 rate of 8.02%. Notes payable also includes a $502,000 unsecured note payable due August 2006.

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the form of letters, lawsuits, and other forms of communication. Currently, SumTotal Systems is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. SumTotal Systems does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. SumTotal Systems believes that the patent infringement cases are without merit and is defending, and plans to continue to defend, against them vigorously. However, the results of litigation cannot be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement where SumTotal Systems may be required to license patents on terms that may or may not be favorable to SumTotal Systems, or if SumTotal Systems is forced to alter its website or its software products, may cause a material adverse effect on its future business, operating results and/or financial condition.

NOTE 13: GUARANTEES, WARRANTIES AND INDEMNIFICATION

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arising from its obligation to indemnify its directors and officers and former directors, officers and employees of acquired companies, in certain circumstances.

NOTE 14: STOCKHOLDERS’ EQUITY

Common Stock

In connection with the 3,999,980 shares of common stock issued related to the acquisition of Pathlore (as described in Note 6 “Acquisitions and Intangible Assets”, and in particular “Pathlore Acquisition” in the Notes to the Consolidated Financial Statements), SumTotal Systems has granted certain registration rights on a best efforts basis.

These registration rights are subject to cutback rights by the managing underwriter of the underwritten offering whereby SumTotal Systems may include in such offering only the number of Registrable Securities which, in the good faith opinion of such underwriter, can be included without being likely to adversely affect the price, timing or distribution of the class of the securities offered or the market for the class of securities offered or for the common stock.

On March 18, 2004, as a part of the acquisition of Docent by Click2learn, SumTotal Systems issued 9,748,102 shares of common stock in order to convert all outstanding Docent common stock shares into SumTotal Systems shares. Docent shares were converted at a ratio of 0.7327 Docent shares per SumTotal Systems share.

The terms of the outstanding warrants at December 31, 2005 are summarized in the following table:

Original Warrant Holders	Total Number of Common Shares	Exercise Price	Expiration Date
Jefferies & Company, Inc.	20,466	$7.16	November 20, 2006
Jefferies & Company, Inc.	8,990	7.16	December 10, 2006
January 11, 2002 Investors	3,754	7.16	December 10, 2006
Commonwealth Associates, L.P	3,894	7.16	December 10, 2006
ComVest Venture Partners, L.P.	1,912	7.16	December 10, 2006
June 20, 2003 Investors	832,445	5.96	June 20, 2008
Craig-Hallum Capital Group, LLC	118,922	5.96	June 20, 2008
November 20, 2001 Investors	436,756	10.48	November 18 and 20, 2008
December 10, 2001 Investors	149,836	10.48	December 10, 2008

	1,576,975	$7.67

On June 20, 2003, SumTotal Systems sold to certain accredited investors a total of 2,378,453 shares of our common stock at a price of $5.23 per share in a private placement transaction. SumTotal Systems also sold warrants to purchase 832,445 shares of common stock at an exercise price of $5.96 per share. The purchase price for the warrants was $0.39 per warrant. Craig-Hallum Capital Group, LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent was issued warrants for the purchase of an additional 118,923 shares on the same terms as the warrants issued to investors. The warrants were all outstanding at December 31, 2005 and 2004, and expire on June 20, 2008.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In transactions closing on November 20, 2001 and December 10, 2001, SumTotal Systems sold 1,173,184 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, SumTotal Systems issued the investors warrants for the purchase of an additional 586,592 shares of common stock at an exercise price of $12.55 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $12.55 per share to $10.48. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 20,467 common shares on November 20, 2001 which expire on November 20, 2006 and for the purchase of 8,990 common shares on December 10, 2001 which expire on December 10, 2006, both at an exercise price of $7.84 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. On November 20, 2001, SumTotal Systems issued warrants to ComVest Venture Partners, L.P. for the purchase of 1,912 shares and to Commonwealth Associates, L.P. for the purchase of 3,894 shares, both at an exercise price of $7.84 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. The warrants expire on November 20, 2006. Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001. The warrants were all outstanding at December 31, 2005 and 2004.

Preferred Stock

As of December 31, 2005, SumTotal Systems had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share. No preferred stock was issued and outstanding as of December 31, 2005 or 2004.

Employee Stock Purchase Plan

SumTotal Systems assumed the Click2learn 1999 ESPP in connection with the acquisition of Docent. On each January 1st, the aggregate number of shares reserved for issuance under plan is increased automatically by the number of shares purchased under the plan in the preceding year which has the effect of making 450,000 available for purchase each year. Employees participate in the ESPP through after-tax payroll deductions, which may not be less than 1% or more than 10% of the employee’s total pre-tax cash compensation. Each offering of common stock under the ESPP is for a period of twenty-four months. Offering periods commence on February 1st and August 1st of each year. Each offering period consists of four six-month purchase periods during which payroll deductions of the participants are accumulated. The purchase price of shares that are acquired in any purchase period under the ESPP is 85% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date. As of December 31, 2004 the total number of shares reserved for issuance under the plan was zero and on January 1st, 2005 this was increased by 450,000 shares which was the total amount purchased during 2004. The number of shares purchased at the end of the offering period on January 31st, 2005 was 95,000. On July 31, 2005 the company was not able to purchase shares for the offering period ending on that date because it was not in compliance with its SEC and NASDAQ filing requirements. Under the terms of the plan, contributions made during the period were refunded to the employees. As of December 31, 2005 there were 355,000 shares reserved for issuance under the plan. The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the total number shares purchased under the plan reaches the maximum allowed by the plan; or (3) March 24, 2009. As of December 31, 2005 a total of 2,155,000 shares remained available to be reserved over the remaining term of the plan, which represents the remaining 355,000 shares reserved as of December 31, 2005, and four additional years at 450,000 shares per year.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, SumTotal Systems recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25. This was result of SumTotal Systems adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period.

On February 1, 2006, SumTotal Systems amended the plan for future offering periods to change the offering price to 90% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date and shortened the offering period from twenty four months to six months. The change was made in order to reduce the expense charged to future statements of operations as a result of the company implementing SFAS No. 123R, Share-Based Payment.

Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants, and directors to acquire up to 7,452,000 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. When options are issued at less than fair market value, compensation expense is recorded for the difference. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan.

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

The weighted average fair value of options granted was $3.81, $7.42 and $4.83 for the years ended December 31, 2005, 2004 and 2003, respectively.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of SumTotal Systems’ stock option activity is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2002	652,900	1,989,106	$13.14
Options granted	(440,142)	440,142	4.83
Options exercised	—	(65,668)	1.63
Options cancelled	431,445	(431,445)	13.68

Balances at December 31, 2003	644,203	1,932,135	11.51
Retirement of unissued Click2learn shares	(484,003)	—	11.97
Acquisition of Docent options	—	2,811,731	7.49
Additional shares reserved	3,000,000	—	—
Options granted	(2,521,360)	2,521,360	7.42
Options exercised	—	(276,327)	3.18
Options cancelled	1,012,992	(1,012,992)	10.91

Balances at December 31, 2004	1,651,832	5,975,907	8.39
Options granted	(2,329,954)	2,329,954	4.59
Restricted stock granted	(275,000)	—	0.001
Options exercised	—	(252,995)	3.08
Options cancelled	1,147,377	(1,147,377)	8.59
Restricted stock cancelled	100,000	—	0.001

Balance at December 31, 2005	294,255	6,905,489	$7.24

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 1.07- 3.92	1,202,930	6.95	$2.95	966,927	$2.84
4.08- 4.47	1,411,906	9.36	4.41	49,894	4.11
4.49- 6.55	1,195,508	8.17	5.11	438,281	5.53
6.56- 7.37	273,278	6.11	7.12	273,278	7.12
7.43- 7.62	1,488,940	8.28	7.62	1,488,940	7.62
7.72-83.42	1,332,927	6.00	15.62	1,332,927	15.62

$ 1.07-83.42	6,905,489	7.72	$7.24	4,550,247	$8.68

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Reserved for Issuance

SumTotal Systems had common stock reserved for future issuance at December 31, 2005 as follows (in thousands):

Stock option plans	7,024
Warrants	2,211
Employee stock purchase plan	355

Total shares reserved for issuance	9,590

NOTE 15: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$55,881	75%	$39,286	71%	$25,815	88%
Other Americas	3,187	4%	1,159	2%	656	2%

Total Americas	59,068	79%	40,445	73%	26,471	90%
Europe	13,034	17%	12,327	22%	2,347	8%
Asia/Pacific	2,868	4%	2,432	5%	669	2%

	$74,970	100%	$55,204	100%	$29,487	100%

For the years ended December 31, 2005, 2004 and 2003, international revenue from SumTotal Systems’ foreign subsidiaries accounted for approximately 25%, 29% and 12%, respectively, of total revenues.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	Year Ended December 31,
	2005	2004
North America	$91,836	$39,959
Europe	292	203
India	929	439
Asia/Pacific	653	161

	$93,710	$40,762

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No customers accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in 2004 or 2005. One customer accounted for 18% of SumTotal Systems’ total consolidated revenues from continuing operations in 2003.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2005. One customer accounted for 15% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2004.

NOTE 16: INCOME TAXES

Net loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$(10,144)	$(14,241)	$(6,239)
Foreign	(877)	(1,725)	108

	$(11,021)	$(15,966)	$(6,131)

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
United States	$—	$—	$—
Foreign	95	26	—

	$95	$26	$—

SumTotal Systems’ income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows (in thousands):

	December 31,
	2005	2004	2003
Income tax benefit at statutory rate of 34%	$(3,747)	$(5,428)	$(2,085)
Operating losses not benefited	4,019	5,274	2,391
Permanent differences:
IPR&D write-off	—	451	—
Stock-based compensation	154	234	(144)
Other permanent differences	19	98	69
State taxes	(375)	(527)	(231)
Foreign taxes	25	(76)	—

	$95	$26	$—

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, SumTotal Systems had federal NOL carry-forwards and research and development (“R&D”) tax credit carry-forwards available to offset future taxable income, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2006	$9,799	$244
From 2007 through 2012	110,076	1,863
From 2013 through 2025	232,785	3,325

	$352,660	$5,432

As of December 31, 2005, SumTotal Systems had NOL carry-forwards for state tax purposes of approximately $82 million.

Upon future realization of the deferred tax assets acquired in certain business combinations, $53 million of the valuation allowance will be allocated first to reduce goodwill and non-current intangible assets, and then to income tax expense.

SumTotal Systems’ ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2006, if not utilized. SumTotal Systems estimates that approximately $208 million of the NOL carry-forwards will not be utilizable because of the Internal Revenue Code Section 382 limitation.

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred income tax assets:
Federal and State net operating loss carry-forwards	$124,193	$121,594
Foreign net operating loss carry-forwards	2,172	1,720
Research and development tax credit carry-forwards	6,824	6,939
Other provisions and expenses not currently deductible	4,013	3,869

Gross deferred tax assets	137,202	134,122
Valuation allowance for deferred tax assets	(129,409)	(130,993)

Total deferred tax assets	7,793	3,129

Deferred income tax liabilities:
Intangible assets	(7,793)	(3,129)

Total deferred tax liabilities	(7,793)	(3,129)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets decreased $1,584, increased $51,475 and decreased $11,374 in the years ended December 31, 2005, 2004 and 2003, respectively. In addition to valuation allowance changes due to continuing operations, the valuation allowance decreased approximately

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5,865 related to the acquisition of Pathlore, expiration of NOLs and tax credits, and other adjustments. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Approximately $4.7 million of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid in capital when realized.

A provision has not been made at December 31, 2005, for U.S. or additional foreign withholding taxes on approximately of $1 million of undistributed earnings from the SumTotal Systems’ foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings. SumTotal Systems’ subsidiary in India is operating under a “tax holiday” agreement that reduces its India corporate income tax to zero until the year 2009.

NOTE 17: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent, and recorded the transaction as a general and administrative expense.

NOTE 18: EMPLOYEE BENEFIT PLANS

SumTotal Systems adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees to contribute up to 60% of their pre-tax salary, subject to a maximum IRS contribution limit, for the year ended December 31, 2005, subject to certain limitations. The 401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by SumTotal Systems to the SumTotal 401(k) Plan through December 31, 2005. Beginning October 4, 2005 and coinciding with the acquisition of Pathlore, SumTotal Systems participated in the Pathlore 401(k) matching program and continued to fund it through the end of December 2005.

In January 2006, SumTotal Systems began sponsoring the 401(k) Plan, covering all eligible employees, including current employees who were previously employed by Pathlore. Employees who make salary reduction contributions receive a company matching contribution of 50% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are paid by SumTotal Systems simultaneously with employee contributions. The employee vests into these company-match contributions at 30% after one-year, 60% after 2 years and 100% after three-years of employment with SumTotal Systems or its subsidiaries.

NOTE 19: SUBSEQUENT EVENTS

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. As a result of

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the settlement agreement, SumTotal Systems recorded a charge of $2.7 million in 2005 based on the estimated present value of the total amount owed of $3.3 million, net of $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million is recorded on the December 31, 2005 balance sheet, as a $1.0 million current liability and a $2.3 million non-current liability and the $0.6 million that is recoverable from the escrow account is recorded in other current assets.

On February 10, SumTotal Systems entered into a separation, release and consulting agreement (the “Agreement”) with Kevin Oakes in connection with his resignation as President of SumTotal Systems, effective May 31, 2006 (the “resignation date”), and his agreement to become a consultant to SumTotal Systems for a period of two years after the resignation date. The Agreement was recommended by the Compensation Committee and unanimously approved by the Board of Directors, with Mr. Oakes abstaining from such vote, and provides, among other things, that Mr. Oakes will receive: (1) his existing retention bonus of $480,000 pursuant to the retention agreement, the terms of which were substantially described in the Current Report on Form 8-K filed by SumTotal Systems on October 17, 2005, provided, however, that such payment shall occur no later than January 12, 2007; (2) an annual consulting fee of $100,000 which will be paid in two equal installments, every six months, commencing on June 1, 2006; (3) the rights to the Topshelf.com website domain which will be assigned to him by SumTotal Systems effective upon the resignation date; and (4) monthly Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) reimbursements from his resignation date for the maximum period allowed by COBRA through the duration of the Agreement, provided Mr. Oakes elects to continue coverage, or until he becomes eligible for other company-provided health coverage. The Agreement provides for SumTotal Systems’ standard release provisions. Mr. Oakes will remain a member of the Board.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses discussed below.

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

Internal Control over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

In the fourth quarter of fiscal 2005, we acquired Pathlore and our management deemed that it was not possible to conduct a full assessment of Pathlore’s internal controls over financial reporting prior to the date required for management’s assessment. As a result, in accordance with Public Company Accounting Oversight Board (United States) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, Pathlore was excluded from management’s evaluation of the effectiveness of the design and operation of our internal controls and procedures as of December 31, 2005, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. As of December 31, 2005, Pathlore consisted of 6%, 4% and 6% of the combined company’s fiscal 2005 revenues, operating expenses and assets, respectively. Pathlore also consisted of 18% and 10% of the combined company’s fourth quarter of fiscal 2005 revenues and operating expenses, respectively. Nevertheless, due to the fact that Pathlore’s business consisted of a significant portion of the combined company’s operations over both periods, management added certain controls and procedures to our own operations regarding Pathlore, including: (1) a detailed review of all large Pathlore sales contracts; (2) approval of all large Pathlore expenditures; and (3) an analytical review of Pathlore’s monthly financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

1. Inadequate reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls. We had inadequate review procedures over account reconciliations, account and transaction analyses, journal entries as well as certain spreadsheets. Specifically, control deficiencies were noted in the following areas:

•	Review of journal entries, supporting documentation, calculations and assumptions used to prepare the financial statements and account analyses;

•	Security protection, input data accuracy and logic review over certain spreadsheets used in period-end accounting, analysis and reporting;

•	Review of stock option information and assumptions input into third party software and reconciliations to ensure data integrity; and

•	Review of period-end accruals and reconciliations in the procurement cycle.

2. Inadequate controls over revenue. Certain key controls and review procedures over accounting for revenue were not functioning effectively. Specifically,

•	Documentation of certain revenue recognition decisions was lacking;

•	Review procedures over the application of revenue recognition policies for software license and service arrangements were inadequate;

•	Review procedures over the accounting for service projects, such as the review of documentation supporting project milestone delivery or professional service hours rendered were inadequate;

•	Review procedures relating to royalty customer listings, fixed price contracts and the application of cash receipts were inadequate; and

•	Review procedures relating to shipping documentation for the accuracy of revenue cut-off were inadequate.

3. Inadequate controls over integration of business acquired. We had inadequate review procedures and controls surrounding the fourth quarter acquisition and integration of Pathlore. Specifically,

•	Certain differences in accounting policies were not initially correctly and completely harmonized prior to year-end, resulting in adjustments as of December 31, 2005; and

•	Certain of the acquisition-related adjusting journal entries were not reviewed by the appropriate level of management.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

In making our assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on those criteria.

(b) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM—INTERNAL CONTROLS

To The Board of Directors and Stockholders of SumTotal Systems, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SumTotal Systems, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Pathlore Software Corporation (Pathlore), which was acquired on October 4, 2005, and whose financial statements reflect total assets and total revenues constituting 6% and 6%, respectively, of related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our engagement did not include the internal control over financial reporting at Pathlore. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Inadequate reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls. The Company had inadequate review procedures over account reconciliations, account and transaction analyses, journal entries as well as certain spreadsheets. Specifically, control deficiencies were noted in the following areas:

•	Review of journal entries, supporting documentation, calculations and assumptions used to prepare the financial statements and account analyses;

•	Security protection, input data accuracy and logic review over certain spreadsheets used in period-end accounting, analysis and reporting;

•	Review of stock option information and assumptions input into third party software and reconciliations to ensure data integrity; and

•	Review of period-end accruals and reconciliations in the procurement cycle.

2. Inadequate controls over revenue. Certain of the Company’s key controls and review procedures over accounting for revenue were not functioning effectively. Specifically,

•	Documentation of certain revenue recognition decisions was lacking;

•	Review procedures over the application of revenue recognition policies for software license and service arrangements were inadequate;

•	Review procedures over the accounting for service projects, such as the review of documentation supporting project milestone delivery or professional service hours rendered were inadequate;

•	Review procedures relating to royalty customer listings, fixed price contracts and the application of cash receipts were inadequate; and

•	Review procedures relating to shipping documentation for the accuracy of revenue cut-off were inadequate.

3. Inadequate controls over integration of business acquired. The Company had inadequate review procedures and controls surrounding the fourth quarter acquisition and integration of Pathlore. Specifically,

•	Certain differences in accounting policies were not initially correctly and completely harmonized prior to year-end, resulting in adjustments as of December 31, 2005; and

•	Certain of the acquisition-related adjusting journal entries were not reviewed by the appropriate level of management.

These deficiencies resulted in immaterial adjustments which were posted prior to the finalization of this Annual Report on Form 10-K, but could have had a material impact on the Annual Report on Form 10-K. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of SumTotal Systems, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and our report dated March 24, 2006 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2005.

/s/    BDO SEIDMAN, LLP

San Francisco, California

March 24, 2006

(c) Changes in Internal Control Over Financial Reporting

During fiscal 2005 we undertook several initiatives to improve the internal control structure of the company, including the material control weaknesses identified as of December 31, 2004. The steps performed include the following:

Company level controls

•	We strengthened internal control over financial reporting throughout our management structure;

•	We hired additional finance and accounting personnel with expertise in U.S. generally accepted accounting principles;

•	We strengthened our risk assessment controls, including mechanisms for anticipating and identifying financial reporting risks and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	Management communicated the importance of internal controls and the related employees’ duties and responsibilities; and

•	We implemented procedures surrounding our access controls and segregation of duties between key IT functions.

Segregation of duties

•	We implemented procedures and controls surrounding segregation of duties with our purchasing, disbursement and payroll processes and accounting system. In addition, we performed an analysis of customer and vendor accounts to ensure their validity.

Financial statement preparation and review procedures

•	We strengthened procedures surrounding the level of supporting documentation; review and supervision within the accounting and finance departments and preparation and review of footnote disclosures.

Purchases, payroll and disbursements

•	We strengthened controls and approvals surrounding wire transfers and transfers between investment accounts and the payment of invoices;

•	We enhanced policies surrounding purchase orders;

•	We improved the review process of employee expense reports; and

•	We improved the procedures surrounding the review and approval of commission payments;

Accounting for investments

•	We strengthened our policies and procedures regarding the review of investments managed by a third party.

We believe that a number of deficiencies noted have been remediated through controls implemented but must operate for a sufficient time period, with adequate samples, to be considered effective. This includes implementing review and approval procedures over stock options granted and input into the third party software application.

Our management is treating the remaining unremediated material weaknesses seriously and has undertaken the following further actions:

During the quarter ending March 31, 2006, management:

•	Appointed a Worldwide Director of Revenue to oversee the revenue recognition process, procedures and review of these transactions;

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations; and

•	Improved training for staff to ensure that account reconciliations and analyses are complete and accurate.

These changes are part of our overall program that is intended to remediate all material weaknesses by December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information in the section “Proposal 1 – Election of Directors” in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the section “Director and Executive Compensation” in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information in the section “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information in the section “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information in the section “Fees Paid to Principal Accountants” in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	ConsolidatedFinancial Statements

		Refer to the Index to Consolidated Financial Statements in Item 8 herein.

	2.	Financial Statement Schedules

		The following consolidated financial statement schedules of SumTotal Systems, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

		Schedule II – Valuation and Qualifying Accounts

	3.	Exhibits

		Refer to the Exhibits Index below.

(b) Exhibits Index

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	2004 Equity Incentive Plan

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Change of Control Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.8*	2005 Executive Incentive Plan (incorporated by reference to Form 8-K filed on February 22, 2005)

10.9*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.10*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.11*	2005 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 23, 2005)

10.12	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc., and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.13	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc., and SumTotal Systems, Inc.

10.14*	SumTotal Systems, Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

10.15*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated August 31, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 31, 2005)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

March 24, 2006	/S/ NEIL J. LAIRD
Date	Neil J. Laird Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on behalf of the Registrant in the capacities and on the dates indicated.

SUMTOTAL SYSTEMS, INC.

March 24, 2006	/S/ DONALD E. FOWLER

Date	Donald E. Fowler, Chief Executive Officer and Director

March 24, 2006	/S/ KEVIN OAKES

Date	Kevin Oakes, President and Director

March 24, 2006 Date	/S/ JACK ACOSTA Jack Acosta, Chairperson

March 24, 2006 Date	/S/ JOHN W. CONÉ John W. Coné, Director

March 24, 2006 Date	/S/ ALI R. KUTAY Ali R. Kutay, Director

March 24, 2006 Date	/S/ SALLY NARODICK Sally Narodick, Director

March 24, 2006 Date	/S/ STEPHEN THOMAS Stephen Thomas, Director

March 24, 2006 Date	/S/ VIJAY VASHEE Vijay Vashee, Director

EXHIBITS

Exhibits Index
2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	2004 Equity Incentive Plan

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Change of Control Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.8*	2005 Executive Incentive Plan (incorporated by reference to Form 8-K filed on February 22, 2005)

10.9*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

Exhibits Index
10.10*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.11*	2005 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 23, 2005)

10.12	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc., and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.13	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc., and SumTotal Systems, Inc.

10.14*	SumTotal Systems, Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

10.15*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated August 31, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 31, 2005).

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SCHEDULE II

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Year	Additions from Acquisitions	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(729)	$(429)	$(342)	$93	$(1,407)

Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(566)	$(387)	$(651)	$875	$(729)

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(927)	$—	$(744)	$1,105	$(566)