Form 10-Q
period 2006-03-31
SUMTOTAL SYSTEMS INC
filed 2006-05-10
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer            ☒  Accelerated filer            ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, including shares held in escrow, as of May 1, 2006 was approximately 25,026,770 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$17,662	$18,356
Restricted cash	133	133
Short-term investments	657	657
Accounts receivable, net of allowance for sales returns and doubtful accounts of $971 and $1,407, respectively	20,717	25,207
Prepaid expenses and other current assets	3,934	3,484

Total current assets	43,103	47,837

Property and equipment, net	4,181	4,210
Goodwill	62,306	62,306
Intangible assets, net	23,378	25,705
Other assets	1,472	1,489

Total assets	$134,440	$141,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,039	$2,845
Accrued compensation and benefits	5,524	5,509
Other accrued liabilities	2,464	4,048
Restructuring accrual	866	1,831
Deferred revenue	25,322	26,354
Provision for litigation settlement	718	970
Notes payable	4,877	4,877

Total current liabilities	42,810	46,434

Non-current liabilities:
Other accrued liabilities, non-current	220	176
Restructuring accrual, non-current	702	808
Deferred revenue, non-current	1,091	369
Provision for litigation settlement, non-current	2,137	2,333
Notes payable, non-current	12,031	13,125

Total liabilities	58,991	63,245

Commitments and contingencies

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	342,837	342,041
Deferred stock-based compensation	—	(804)
Accumulated other comprehensive income	339	356
Accumulated deficit	(267,752)	(263,316)

Total stockholders’ equity	75,449	78,302

Total liabilities and stockholders’ equity	$134,440	$141,547

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended March 31,
	2006	2005
Revenue:
License	$7,279	$5,543
Service and maintenance	17,022	11,197

Total revenue	24,301	16,740

Cost of revenue:
License	180	154
Service and maintenance	8,712	5,166
Amortization of intangible assets	2,327	1,388

Total cost of revenue	11,219	6,708

Gross margin	13,082	10,032

Operating expenses:
Research and development	4,099	2,920
Sales and marketing	7,243	6,204
General and administrative	5,811	3,628

Total operating expenses	17,153	12,752

Loss from operations	(4,071)	(2,720)
Interest expense	(435)	—
Interest income	163	165
Other income (expense), net	(76)	(46)

Loss before provision for income taxes	(4,419)	(2,601)
Provision for income taxes	17	11

Net loss	$(4,436)	$(2,612)

Net loss per share, basic and diluted	$(0.18)	$(0.13)

Weighted average common shares outstanding, basic and diluted	24,698	20,797

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,436)	$(2,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	637	476
Amortization of intangible assets	2,327	1,388
Recovery of sales returns and doubtful accounts	(175)	(56)
Stock-based compensation	1,006	232
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,731	2,141
Prepaid expenses and other assets	(444)	(224)
Other assets	22	(773)
Accounts payable	187	(618)
Accrued compensation and benefits	6	(1,514)
Other accrued liabilities	(1,555)	(134)
Restructuring accrual	(1,071)	(214)
Provision for litigation settlement	(230)	—
Deferred revenue	(368)	3,367

Net cash provided by operating activities	637	1,459

Cash flows from investing activities:
Purchases of property and equipment	(598)	(738)
Purchases of short-term investments	—	(1,278)
Sales of short-term investments	—	2,800

Net cash provided by investing activities	(598)	784

Cash flows from financing activities:
Repayment of credit facility	(1,094)	—
Net proceeds from the issuance of common stock and common stock warrants and exercises of common stock options	376	884

Net cash provided by (used in) financing activities	(718)	884

Effect of foreign exchange rate changes on cash and cash equivalents	(15)	46

Net increase in cash and cash equivalents	(694)	3,173
Cash and cash equivalents at beginning of period	18,356	25,508

Cash and cash equivalents at end of period	$17,662	$28,681

Supplemental disclosure of cash flow information
Interest paid	$332	$—

Taxes paid (refunded)	$9	$(9)

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. (“SumTotal Systems”) develops, markets, distributes and supports an integrated suite of enterprise learning software products. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc. (“Click2learn”).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2006, and for the three-months ended March 31, 2006 and 2005 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other insignificant amounts have been reclassified to conform to the current period presentation. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets, restructuring, stock-based compensation and allowances for deferred tax assets. Actual results could differ from those estimates.

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

At the time of each transaction, SumTotal Systems assesses whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to refund or adjustment, then SumTotal considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses.

SumTotal Systems assesses whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history with the customer, the geographic location of the customer, and the financial viability of the customer. SumTotal Systems does not request nor require collateral from customers. If the determination is made at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured, which is deemed to have occurred when payment has been received.

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions, and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include significant customization or consulting services, delivery is deemed to occur when the product is shipped to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product, if any, are generally considered delivered and recognized as revenue as these services are provided. Delivery of time-based licenses, subscription license bundles, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

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

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services, product support and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2 have been met. Company-specific objective evidence is established for hosting and support of standard products based upon the amounts SumTotal Systems charges when support and hosting are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services separately and provided SumTotal Systems has the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

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

SumTotal Systems recognizes revenue on contracts with fixed or “not-to-exceed” fees and those with billing milestones to the extent that SumTotal Systems has a basis for measuring progress to completion and provided that all other revenue recognition criteria have been met. If SumTotal Systems does not have a sufficient basis to measure progress towards completion, or if the service engagement is subject to final customer acceptance, then revenue is recognized when SumTotal Systems has completed all its obligations and/or received final acceptance from the customer. If SumTotal Systems has a sufficient basis to measure progress towards completion and the service engagement is either not subject to final customer acceptance or if acceptance is considered perfunctory based on experience with the customer and the work being performed, then revenue is recognized as the services are provided or by using input measures based on hours to complete, not to exceed milestone billings.

The cost of providing these services consists primarily of fully burdened cost of SumTotal Systems’ service organization and to some extent, the cost SumTotal Systems pays to third party contractors who provide these services on SumTotal Systems’ behalf. Costs for certain projects with significant uncertainties are expensed as they are incurred in accordance with SFAS No. 68, Research and Development Arrangements, and included in the cost of service revenue. When total cost estimates exceed revenues, SumTotal Systems accrues for the estimated losses immediately based upon an average fully burdened daily rate applicable to the internal consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. SumTotal Systems evaluates its hosting arrangements based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria outlined in EITF No. 00-03, SumTotal Systems has determined that its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is anti-dilutive, due to SumTotal Systems’ net loss in each period. There were also 391,665 shares held in escrow for the Pathlore Software Corporation (“Pathlore”) acquisition, that are also not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the three-months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2006	2005
Net loss	$(4,436)	$(2,612)

Weighted average shares used to compute basic and diluted net loss per share	24,698	20,797

Net loss per share, basic and diluted	$(0.18)	$(0.13)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three-months ended March 31, 2006 and 2005 (in thousands, except per option and warrant amounts):

	Three-Months Ended March 31,
	2006	2005
Options to acquire shares of common stock	3,270	2,799
Weighted average option price	$10.29	$10.07

Warrants to acquire shares of common stock	1,577	1,642
Weighted average warrant price	$7.67	$8.50

Comprehensive Loss and Accumulated Other Comprehensive Income

The following table sets forth the components of comprehensive loss for the three-months ended March 31, 2006 and 2005 presented below (in thousands):

	Three-Months Ended March 31,
	2006	2005
Net loss	$(4,436)	$(2,612)
Unrealized gain/(loss) on investments	—	(4)
Foreign currency translation adjustment	(17)	46

	$(4,453)	$(2,570)

SumTotal Systems’ total comprehensive loss for the three-months ended March 31, 2006 and 2005 consisted of net loss, unrealized gains/(losses) on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive income consists of foreign currency translation adjustments of $337,000 and $354,000 at March 31, 2006 and December 31, 2005, respectively, and an unrealized gain on investments of $2,000 at March 31, 2006 and December 31, 2005, respectively.

Stock-Based Compensation

Equity Compensation and Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants, and directors to acquire up to 7,452,000 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan. At the time of the acquisition of Docent, stockholders approved a total of 3,000,000 shares of SumTotal Systems’ common stock to be reserved for issuance under the SumTotal Systems 2004 Equity Incentive Plan (the “2004 Plan”).

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

Restricted Stock

On May 26, 2005, the Compensation Committee of the Board of Directors of SumTotal Systems, Inc. granted to four senior executives a total of 275,000 shares of restricted stock with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years, and the remaining 50% after three years. Since the date of the grant, 100,000 in unvested shares from an executive who left the employment of the Company have been cancelled and a subsequent 56,250 in unvested shares from an executive leaving the employment of the Company on May 31, 2006 will be cancelled.

Employee Stock Purchase Plan (“ESPP”)

SumTotal Systems assumed the Click2learn 1999 ESPP in connection with the acquisition of Docent. On each January 1st, the aggregate number of shares reserved for issuance under plan is increased automatically by the number of shares purchased under the plan in the preceding year, which has the effect of making a total of 450,000 available for purchase each year. Employees participate in the ESPP through after-tax payroll deductions, which may not be less than 1% or more than 10% of the employee’s total pre-tax cash compensation. Purchase periods commence on February 1st and August 1st of each year and consist of a six-month period during which payroll deductions of the participants are accumulated and shares are purchased on the final trading day of the period.

For purchase periods prior to February 1, 2006 the purchase price of shares acquired in the period under the ESPP was 85% of the lesser of the fair market value of the shares on the first day of the offering period or the fair market value of the shares on the purchase date. The offering period was twenty four months ending on the purchase date.

On February 1, 2006, SumTotal Systems amended the plan for future offering periods to change the offering price to 90% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date and shortened the offering period from twenty four months to six months. The change was made in order to reduce the expense charged to future statements of operations as a result of the company implementing Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the total number shares purchased under the plan reaches the maximum allowed by the plan; or (3) March 24, 2009.

Stock-based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s unaudited condensed consolidated statements of operations, other than as related to restricted stock units and option grants to employees and directors with exercise prices below the fair market value of the underlying stock at the date of grant. Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three months ended March 31, 2006, of approximately 11.85% was based on historical compound annual forfeiture experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from the use of the simplified method under SAB No. 107. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of our stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options, except for restricted stock, which is amortized on a multi-option accelerated method, consistent with the prior year. The weighted-average fair value calculations for options granted within the period are based on the following average assumptions:

Three-Months Ended March 31, 2006
Risk-free interest rate	4.34% - 4.83%
Expected volatility	100.55%
Expected life (years)	6.25 years

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three-Months Ended March 31, 2006
Cost of revenue	$238

Research and development	123
Sales and marketing	242
General and administrative	403

Stock-based compensation expense included in operating expenses	768

Stock-based compensation expense related to employee stock options	$1,006

The table below reflects net loss and basic and diluted net loss per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands except per-share amounts):

	Three-Months Ended
	March 31, 2006		March 31, 2005
Net loss, as reported for the prior period (1)	$	NA	$(2,612)
Stock-based compensation expense related to employee stock options (2)		(1,006)	(1,548)

Net loss, including the effect of stock-based compensation expense (3)		$(4,436)	$(4,160)

Basic and diluted net loss per share—as reported for the prior period (1)	$	NA	$(0.13)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)		$(0.18)	$(0.20)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the fair value recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS No. 123.

A summary of option and restricted stock activity under the Company’s stock equity plans during the three months ended March 31, 2006 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,905	$7.24	7.72

Granted	123	4.67
Exercised	(21)	1.45
Cancelled	(314)	10.06

Outstanding at March 31, 2006	6,693	$7.08	7.52	$3,594

Exercisable at March 31, 2006	4,618	$8.25	6.79	$2,330

A summary of the status of the Company’s restricted stock units as of December 31, 2005 and changes during the three months ended March 31, 2006 is as follows:

Non-vested restricted shares	Number of Shares (in thousands)	Weighted Average Grant – Date Fair Value
Non-vested at December 31, 2005	175	$4.30
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested at March 31, 2006	175	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$ 1.07 - $ 3.92	1,176	6.70	$2.97	995	$2.89
$ 4.08 - $ 4.47	1,411	9.12	4.40	204	4.38
$ 4.49 - $ 6.55	1,196	8.03	5.10	510	5.44
$ 6.56 - $ 7.60	298	6.07	7.17	298	7.17
$ 7.62 - $ 7.62	1,380	8.04	7.62	1,380	7.62
$ 7.72 - $83.42	1,232	5.73	15.36	1,231	15.36

$ 1.07 - $83.42	6,693	7.52	$7.08	4,618	$8.25

The total intrinsic value of options and restricted stock units exercised during the three months ended March 31, 2006 was approximately $67,000. The total intrinsic value of shares issued under the employee stock purchase plan during the three months ended March 31, 2006 was approximately $96,000. The fair value of options and restricted stock vested was approximately $1.07 million for the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation costs related to non-vested stock options was $7 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years. The weighted average grant date fair value of options granted in the first fiscal quarter of 2006 was $3.82.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following weighted-average assumptions:

Three-Months Ended March 31, 2005
Risk-free interest rate	3.64% - 4.02%
Expected volatility	108%
Expected life (years)	4.19 years

Pro forma results are as follows (in thousands, except per share amounts):

Three-Months Ended March 31, 2005
Net loss, as reported	$(2,612)
Add: Employee stock-based compensation expense included in reported net loss	232
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,780)

Pro forma net loss	$(4,160)

Basic and diluted net loss per share, as reported	$(0.13)

Basic and diluted net loss per share, pro forma	$(0.20)

Weighted average common shares outstanding, basic & diluted	20,797

Adoption of Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of: (1) the useful life of the assets; or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. There was no material impact on our unaudited condensed consolidated financial position, results of operations or cash flows as a result of the adoption of EITF No. 05-06.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. There was no material impact on our unaudited condensed consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. There was no material impact on our unaudited condensed consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 153.

Recent Accounting Pronouncements

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management will evaluate whether SFAS No. 155 will have an impact on the Company’s results of operations and financial condition.

NOTE 3: ACQUISITIONS AND INTANGIBLE ASSETS

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

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of October 4, 2005. The total purchase price is $52,917,000, and is comprised of (in thousands):

Cash consideration for common and preferred stockholders and stock option holders	$29,286
Fair value of common stock assumed to be issued (1)	18,240
SumTotal Systems vested stock options to be issued (2)	246
Contractual change of control payments	3,698
Estimated acquisition related costs (3)	2,067
Amount receivable from Pathlore acquisition escrow account	(620)

Total consideration	$52,917

(1)	The stockholders of Pathlore received $29,286,000 in net cash consideration and 3,999,980 shares of SumTotal Systems’ common stock. The fair value of SumTotal Systems’ shares assumed to be issued is based on a per share value of $4.56, which is equal to SumTotal Systems’ average of the last sale price per share as reported on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) National Market for the trading-day period beginning two days before and ending two days after August 3, 2005, the date of announcement of the acquisition.
(2)	SumTotal Systems vested stock options issued were valued at $267,000 using the Black-Scholes valuation model assuming no dividend yield, a volatility of 105.53%, a risk free interest rate of 4.09% and expected lives of options of one year. Of the $267,000, $21,000 represents stock-based compensation expense in 2005 and was not included in the purchase price above.
(3)	The acquisition related costs consist primarily of banking, legal and accounting fees and other directly related costs.

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

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 12 “Legal Proceedings” in the Notes to the unaudited Condensed Consolidated Financial Statements.

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

On March 18, 2004, stockholders of Click2learn received 0.3188 shares of common stock in SumTotal Systems for each common share of Click2learn held, or approximately 52% of the then total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. On March 18, 2004, stockholders of Docent received 0.7327 shares of common stock in SumTotal Systems for each common share of Docent held, or approximately 48% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants were converted into options and warrants for the purchase of shares in SumTotal Systems in accordance with the same exchange ratios. The transaction was accounted for as an acquisition of Docent by Click2learn under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

The total purchase consideration consisted of the following (in thousands):

Fair value of SumTotal Systems’ common stock issued (4)	$55,663
Acquisition related costs (5)	2,120
SumTotal Systems’ stock options granted (6)	9,252

$67,035

(4)	The fair value of SumTotal Systems’ common stock issued represents 9,748,102 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.
(5)	The acquisition related costs consisted of banking, legal and accounting fees, printing costs and other directly related charges.

(6)	SumTotal Systems’ stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 0.9205 to 1.2923, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The intrinsic value of unvested stock options was $2.1 million that will be amortized over the remaining vesting periods. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the acquisition. The deferred stock-based compensation is being amortized on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction.

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

Assets acquired:
Cash and cash equivalents	$27,552
Short-term investments	501
Accounts receivable	5,841
Prepaid expenses and other current assets	920
Property and equipment	2,021
Intangible assets	11,257
Other assets	414
In-process research and development	1,326
Goodwill	24,782

74,614

Deferred stock-based compensation	2,085

Liabilities acquired:
Accounts payable and accrued liabilities	(6,578)
Restructuring accrual	(800)
Deferred revenue	(2,286)

(9,664)

Total consideration	$67,035

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

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(7,121)	$4,001
Customer installed-base relationships	15,384	(2,063)	13,321
Customer hosted relationships	1,014	(412)	602
Customer contract relationships	7,975	(3,094)	4,881
Non-compete covenant	980	(407)	573

	$36,475	$(13,097)	$23,378

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(6,372)	$4,750
Customer installed-base relationships	15,384	(1,284)	14,100
Customer hosted relationships	1,014	(361)	653
Customer contract relationships	7,975	(2,471)	5,504
Non-compete covenant	980	(282)	698

	$36,475	$(10,770)	$25,705

There was no impairment of goodwill or intangible assets for the three-months ended March 31, 2006 and 2005.

The following represents the expected future amortization of intangible assets as of March 31, 2006 (in thousands):

Amortization
Remainder of 2006	$6,349
2007	7,194
2008	4,593
2009	2,979
2010	1,470
2011	793

$23,378

Amortization expense related to intangible assets was approximately $2,327,000 and $1,388,000 in the three-months ended March 31, 2006 and 2005, respectively.

NOTE 5: ASSET PURCHASE AGREEMENTS

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

NOTE 6: BANK CREDIT FACILITY

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”) to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the LIBOR rate plus 3.5%. As of March 31, 2006, SumTotal Systems has elected to be charged at the LIBOR rate, which was 4.96% on March 31, 2006 resulting in a total interest rate of 8.46%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. There is no test of the financial covenants if the company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of March 31, 2006, SumTotal Systems had $20.9 million comprising $15.9 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $16.4 million. Refer to Note 8 “Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements for the commitments schedule related to SumTotal Systems credit facility. In accordance with the terms of the Term Loan, during the quarter ended March 31, 2006, SumTotal made a total payment of $1.4 million to Wells Fargo Foothill of which $1.1 million and $0.3 million, were principal and interest, respectively.

NOTE 7: RESTRUCTURING

During the fourth quarter of fiscal 2005, SumTotal Systems recorded a $358,000 restructuring charge which coincided with the acquisition of Pathlore. The restructuring consisted of $72,000 in employee severance costs and $286,000 in facility exit costs, which were subsequently paid in the first quarter of fiscal 2006. Employee severance costs consisted of severance and other benefits resulting from a reduction of one service and maintenance employee, four sales and marketing employees and one general and administrative employee. Facility exit costs represented the fair value of the lease liabilities relating to the closure of a facility in London, United Kingdom, based on the amount of $314,000 agreed with the former landlord in January of 2006 to settle this commitment less $28,000 previously accrued.

In October 2005, $3,114,000 of the Pathlore purchase price was allocated to $1,363,000 in employee severance costs and $1,512,000 to accrue future building lease commitments for Pathlore buildings in Chicago, Illinois and Cupertino, California that were closed in October 2005, net of future estimated sublease income and $239,000 accrual for a non-compete agreement on Pathlore’s books at the time of acquisition.

The following tables depict this restructuring activity for the three-months ended March 31, 2006 (in thousands):

	Balance at December 31, 2005	Cash Expenditures	Balance at March 31, 2006
Vacated facilities	$1,662	$(490)	$1,172
Employee severance	742	(520)	222
Other	235	(61)	174

	$2,639	$(1,071)	$1,568

Accrued amounts for vacated facilities will be paid over the lease term of Framingham, Massachusetts, Cupertino, California, Bellevue, Washington and Chicago, Illinois facilities, which end in January 2006, August 2006, December 2008 and May 2010, respectively. The facility accruals are carried at the combined net present value of lease payments, common area maintenance charges, estimated sublease income, and estimated sublease commission costs. Refer to Note 8 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements for scheduled contractual payments and receipts.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Contractual obligations at March 31, 2006 are as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating leases	$8,131	$1,615	$2,133	$2,121	$937	$506	$819
Restructuring:
Restructured facility lease payments and operating lease settlement	1,921	570	396	405	388	162	—
Contractual sublease income included in restructuring accrual	(58)	(16)	(21)	(21)	—	—	—
Contractual other	174	61	113	—	—	—	—
Contractual severance	222	222	—	—	—	—	—
Contractual retention bonus	2,250	1,125	1,125	—	—	—	—
Contractual hosting services	695	298	397	—	—	—	—
Payments under litigation settlement	3,209	584	1,167	1,167	291	—	—
Notes payable	19,337	4,685	5,254	4,884	4,514	—	—

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described as follows.

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2013. Rent expense under operating leases was approximately $597,000 and $548,000 during the three-months ended March 31, 2006 and 2005, respectively.

As discussed in Note 7, obligations for restructured facility leases are accrued on the balance sheet at their net present values including estimated future sublease rentals. Amounts in the table above show the contractual lease, severances and other payments and contractual sublease income receipts at their gross dollar amounts. Contractual sublease income used in this table includes only those amounts legally obligated by a sublease, whereas the estimated accrued amounts in the restructuring Note 7 include the present value of all reasonable future sublease income, based on current market expectations.

In January 2006, SumTotal Systems entered into an agreement with its former landlord in the U.K. to release it from a lease commitment for its former European headquarters. Under the agreement, SumTotal Systems agreed to pay approximately $314,000 to settle this commitment, which was paid by SumTotal Systems in the first quarter of fiscal 2006.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses will be paid in two equal amounts in October 2006 and 2007, assuming the affected individuals are still employed by SumTotal Systems, and are being accrued ratably over the performance period. On February 10, SumTotal Systems entered into a separation, release and consulting agreement with Kevin Oakes in connection with his resignation as President of SumTotal Systems, effective May 31, 2006. As a result of this agreement, he will receive his retention bonus of $480,000 no later than January 12, 2007.

SumTotal Systems has entered into various arrangements with hosting services vendors with original periods expiring through 2007.

NOTE 9: GUARANTEES, WARRANTIES AND INDEMNIFICATION

SumTotal Systems has adopted FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

NOTE 10: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying unaudited condensed consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows for the three-months ended March 31, 2006 and 2005 (in thousands):

	2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$18,984	78%	$12,529	75%
Other Americas	964	4%	767	4%

Total Americas	19,948	82%	13,296	79%
Europe	3,673	15%	2,810	17%
Asia/Pacific	680	3%	634	4%

	$24,301	100%	$16,740	100%

For the three-months ended March 31, 2006 and 2005, international revenues from SumTotal Systems’ foreign subsidiaries accounted for approximately 22% and 25%, respectively, of total revenues.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	March 31, 2006	December 31, 2005
United States	$89,850	$91,836
Europe	396	292
India	955	929
Asia/Pacific	136	653

	$91,337	$93,710

NOTE 11: LEGAL SETTLEMENT

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. As a result of the settlement agreement, SumTotal Systems recorded a charge of $2.7 million in 2005 based on the estimated present value of the total amount owed of $3.3 million, net of $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million is recorded on the December 31, 2005 balance sheet, as a $1.0 million current liability and a $2.3 million non-current liability and the $0.6 million that is recoverable from the escrow account is recorded in other current assets. The March 31, 2006 current and non-current liability balances were $0.7 million and $2.1 million, respectively.

NOTE 12: LEGAL PROCEEDINGS

Refer to Note 11 “Legal Settlement” in the Notes to the unaudited Condensed Consolidated Financial Statements for additional detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2005.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7.x Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Executive Summary

During the quarter ended March 31, 2006, we continued to implement our business strategy of (1) growing the core business at a rate higher than industry growth, (2) growing an Original Equipment Manufacturer (“OEM”) business as an incremental growth opportunity for the Company and (3) expanding our application reach to include more of the market through partnerships, internal startups and strategic mergers and acquisitions. Much of our efforts for the latter two objectives are still in the planning and early implementation stages and the results of the quarter ended March 31, 2006 reflect the success of the first business strategy.

Revenue increased to $24.3 million compared to $16.7 million in the same quarter one year ago. This reflects our success in acquiring new customers and selling additional licenses and services into our installed base including customers acquired as part of the purchase of Pathlore Software Corporation on October 4, 2005.

Gross margin increased to $13.1 million compared to $10.0 million in the same quarter one year ago. Despite the increase in absolute dollars gross margin percentage declined from 60% a year ago to 54% this year. Two factors contributed to this: the additional amortization expense associated with the acquisition of Pathlore that resulted in an increase of $0.9 million in expense, and; the increase in expense associated with hiring additional service personnel to support both the legacy Pathlore installed base and the SumTotal installed base. Included in the decline in gross margin is increased stock-based compensation expenses of $0.2 million in 2006 as compared to the year ago quarter. As we renew former Pathlore support contracts at full value we believe that the margin should improve.

Operating expenses increased from $12.8 million in the year ago quarter to $17.2 million, or 35%. Of this increase, $0.8 million was the increase in stock-based compensation as a result of implementing SFAS No. 123(R), Share-Based Payments, and the remaining $3.6 million increase or 28% was the additional expenses required to support the addition of the Pathlore business and our other business initiatives.

Net loss for the quarter was $4.4 million compared to $2.6 million in the first quarter of 2005. However, cash generated from operations was $0.6 million compared to $1.5 million a year ago. We continue to generate cash flow from operations.

The balance sheet does not show many significant changes from the year-end balance sheet. Accounts receivable reduced from $25.2 million to $20.7 million as a result of good collections, and we continued to make payments on the litigation and restructuring accruals and paid our quarterly Wells Fargo Bank debt repayment of $1.1 million.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets;

•	restructuring;

•	allowance for deferred tax assets;

•	business combination; and

•	stock-based compensation.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the Unaudited Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

We have had no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 28, 2006.

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended March 31, 2006 and 2005:

	2006	2005
Revenue:
License	30.0%	33.1%
Service and maintenance	70.0	66.9

Total revenue	100.0	100.0

Cost of revenue:
License and amortization of intangible assets	10.3	9.2
Service and maintenance	35.9	30.9

Total cost of revenue	46.2	40.1

Gross margin	53.8	59.9

Operating expenses:
Research and development	16.9	17.4
Sales and marketing	29.8	37.1
General and administrative	23.9	21.7

Total operating expenses	70.6	76.2

Loss from operations	(16.8)	(16.2)
Other income (expense), net	(1.4)	0.7

Loss before income taxes	(18.2)	(15.5)
Provision for income taxes	(0.1)	(0.1)

Net loss	(18.3)%	(15.6)%

Revenue

We manage our business based on three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Revenue
United States	$18,984	$12,529	$6,455	51.5%
Percentage of net sales	78.1%	74.8%
Other Americas	964	767	197	25.7%
Percentage of net sales	4.0%	4.6%

Americas	19,948	13,296	6,652	50.0%
Percentage of net sales	82.1%	79.4%
Europe	3,673	2,810	863	30.7%
Percentage of net sales	15.1%	16.8%
Asia/Pacific	680	634	46	7.3%
Percentage of net sales	2.8%	3.8%

Total	$24,301	$16,740	$7,561	45.2%

Total revenue increased $7.6 million, or 45%, to $24.3 million in the three-months ended March 31, 2006, from $16.7 million in the comparable period in 2005.

In the three-months ended March 31, 2006, revenue from the Americas grew $6.7 million or 50%, from the comparable period in 2005, and accounted for approximately 82% of the total revenue and 88% of the total growth. Approximately $4.3 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $2.4 million or 18% growth is the result of continued strong sales of the SumTotal 7.x product suite and related services. Europe grew $0.9 million or 31% of which Pathlore contributed $0.2 million and another $0.7 million or 25% growth is from the SumTotal 7.x product suite and related services. Asia/Pacific grew at a 7% rate related to Services for the one large sale in Japan recognized in 2005.

No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three-months ended March 31, 2006 or 2005.

The following table summarizes revenue between licenses and service and maintenance (in thousands, except percentages):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Revenue:
License	$7,279	$5,543	$1,736	31.3%
Percentage of net sales	30.0%	33.1%
Service and maintenance	17,022	11,197	5,825	52.0%
Percentage of net sales	70.0%	66.9%

Total	$24,301	$16,740	$7,561	45.2%

License revenue. In the three-months ended March 31, 2006, license revenue increased $1.7 million, or 31%, to $7.3 million, from $5.5 million in the comparable period in 2005. Approximately $1.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $0.5 million or 9% growth from the SumTotal 7.x product suite.

We had $4.2 million and $5.3 million in deferred license revenue at March 31, 2006 and December 31, 2005, respectively, consisting of numerous contracts that should mostly become recognizable as revenue over the next six months.

Service and maintenance revenue. Service and maintenance revenue in the three-months ended March 31, 2006 and 2005 consisted of the following (in thousands):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Maintenance	$7,046	$4,188	2,858	68.2%
Hosting	2,689	1,842	847	46.0%
Training	1,127	734	393	53.5%
Consulting	5,956	4,250	1,706	40.1%
Application service provider	204	183	21	11.5%

	$17,022	$11,197	$5,825	52.0%

In the three-months ended March 31, 2006, service and maintenance revenue increased $5.8 million, or 52%, to $17.0 million, from $11.2 million in the comparable period in 2005. Approximately $3.3 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $2.5 million or 22% growth from service contracts related to the SumTotal 7.x product suite.

Maintenance revenue increased $2.9 million, or 68% to $7.0 million in the three-months ended March 31, 2006, from $4.2 million in the comparable period in 2005 with $1.9 million due to the Pathlore acquisition and $1.0 million or 24% growth related to the SumTotal 7.x product suite.

Hosting revenue increased $0.8 million, or 46%, to $2.7 million in the three-months ended March 31, 2006, from $1.8 million in the comparable period in 2005 with $0.4 million due to the Pathlore acquisition and $0.4 million or 22% growth related to the SumTotal 7.x product suite.

Training revenue increased $0.4 million, or 54%, to $1.1 million in the three-months ended March 31, 2006, from $0.7 million in the comparable period in 2005 with $0.1 million due to the Pathlore acquisition and $0.3 million or 43% growth related to the SumTotal 7.x product suite.

Consulting revenue increased $1.7 million, or 40%, to 6.0 million in the three-months ended March 31, 2006, from $4.3 million in the comparable period in 2005 with $0.9 million due to the Pathlore acquisition and $0.8 million or 19% growth related to the SumTotal 7.x product suite.

Price changes in service and maintenance revenue had no material effect on the three-months ended March 31, 2006 compared to the same period in 2005.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended		Variance In Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Cost of revenue
License	$180	$154	$26	16.9%
Percentage of net sales	0.7%	0.9%
Service and maintenance	8,712	5,166	3,546	68.6%
Percentage of net sales	35.9%	30.9%
Amortization of intangible assets	2,327	1,388	939	67.7%
Percentage of net sales	9.6%	8.3%

Total	$11,219	$6,708	$4,511	67.2%

In the three-months ended March 31, 2006, total cost of revenue increased $4.5 million, or 67%, to $11.2 million, from $6.7 million in the comparable period in 2005. Approximately $3.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005 and consisted of $1.6 million from additional intangible amortization and $1.6 million in additional recurring expenses, and approximately $1.3 million in additional SumTotal related expenses which were incurred in conjunction with supporting the increased service and maintenance revenue.

Cost of license. In the three-months ended March 31, 2006, total cost of license revenue remained constant at $0.2 million. Our cost of license revenue includes the cost of third party software, content we resell and is related to legacy SumTotal sales.

Cost of service and maintenance. In the three-months ended March 31, 2006, total cost of service and maintenance revenue increased $3.5 million, or 69%, to $8.7 million, from $5.2 million in the comparable period in 2005. Expenses relating to service and maintenance personnel in the three-months ended March 31, 2006, increased $2.1 million, or 70%, to $5.1 million, from $3.0 million in the comparable period in 2005, due to increased salary costs of $0.9 million for an additional 36 personnel as a result of the Pathlore acquisition, additional staffing of 40 in India of $0.2 million and $1.0 million for an additional 24 in the rest of the world. Travel expenses associated with the increased staff in the three-months ended March 31, 2006 increased by $0.3 million from the comparable period in 2005. Facilities and equipment expenses including depreciation from new Hosting equipment increased by $0.6 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended March 31, 2006, increased by $0.2 million from the comparable period in 2005.

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible assets on the balance sheet. We recorded amortization expenses of $0.2 million in each of the three-months ended March 31, 2006 and 2005.

On October 4, 2005, we acquired Pathlore and assigned a fair value of $20.5 million to acquired intangible assets. On March 18, 2004, we acquired Docent, Inc. and assigned a fair value of $11.3 million to acquired intangibles assets. These are being amortized over periods from one year to six years based on the estimated cash flows from the underlying assets.

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

In the three-months ended March 31, 2006, amortization of intangible assets increased $0.9 million, or 68%, to $2.3 million, from $1.4 million in the comparable period in 2005. The increase in the three-months ended March 31, 2006 is due to the addition of intangible assets from the acquisition of Pathlore in October 2005, amortized at $1.6 million, offset by reduced amortization of $0.7 million from the comparable period in 2005 from the March 2004, Docent acquisition.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-months Ended
	March 31, 2006	March 31, 2005
Gross margin
License	$7,099	$5,389
Percentage of license revenue	97.5%	97.2%
Service and maintenance	8,310	6,031
Percentage of service and maintenance revenue	48.8%	53.9%
Amortization of intangible assets	(2,327)	(1,388)
Percentage of license revenue	(32.0)%	(25.0)%

Total	$13,082	$10,032
Percentage of net sales	53.8%	59.9%

Gross margin for license, exclusive of amortization of intangible assets, in the three-months ended March 31, 2006, remained consistent at 98% and 97% for 2006 and 2005, respectively. Gross margin for license, inclusive of amortization of intangible assets, fluctuated more widely at 66% and 72% for 2006 and 2005, respectively, due to fluctuation in intangible assets amortization described above.

Gross margin for service and maintenance decreased to 49% in the three-months ended March 31, 2006 from 54% in the comparable period in 2005. The gross margin % decrease in the three-months ended March 31, 2006, as compared to the same period in 2005 is a net result of the impact to gross margin related to the increased costs of service and maintenance revenue in 2006 of $3.5 million as compared to a corresponding increase in the related revenues of $5.8 million. The increase costs in 2006 included increased stock-based compensation charges related to the adoption of SFAS 123(R) of $0.2 million.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative, restructuring charge, provision for litigation settlement and in-process research and development expenses (in thousands, except percentages):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Research and development	$4,099	$2,920	$1,179	40.4%
Percentage of net sales	16.9%	17.4%
Sales and marketing	7,243	6,204	1,039	16.7%
Percentage of net sales	29.8%	37.1%
General and administrative	5,811	3,628	2,183	60.2%
Percentage of net sales	23.9%	21.7%

Total	$17,153	$12,752	$4,401	34.5%
Percentage of net sales	70.6%	76.2%

Research and development. In the three-months ended March 31, 2006, total research and development increased $1.2 million, or 40%, to $4.1 million, from $2.9 million in the comparable period in 2005. Expenses relating to research and development personnel in the three-months ended March 31, 2006 increased $0.6 million, or 30%, to $2.6 million, from $2.0 million in the comparable period in 2005, due to increased salary costs for additional personnel and staffing in India. Consulting expenses in the three-months ended March 31, 2006 increased to $0.5 million, from $0.2 million in the comparable period in 2005. Additional consultants were needed to support work on our product platform specifically on our upcoming product release, SumTotal 7.2, during the quarter. Facility and equipment expenses in the three-months ended March 31, 2006 increased to $0.7 million, from $0.5 million in the comparable period in 2005. Stock-based compensation expense in the three-months ended March 31, 2006 increased by $0.1 million from the comparable period in 2005.

We expect research and development expenses to increase slightly in absolute dollars through the end of fiscal 2006 due to additional consulting services and additional hiring relating to future versions of SumTotal 7.0 Series.

Sales and marketing. In the three-months ended March 31, 2006, total sales and marketing expenses increased $1.0 million, or 17%, to $7.2 million, from $6.2 million in the comparable period in 2005. Expenses relating to sales and marketing personnel in the three-months ended March 31, 2006 increased $0.5 million, or 12%, to $4.6 million, from $4.1 million in the comparable period in 2005, due to increased salary costs for an additional 14 personnel and higher commissions costs. Marketing programs expenses in the three-months ended March 31, 2006 increased $0.2 million from the comparable period in 2005. Travel expenses associated with increased staff in the three-months ended March 31, 2006 increased by $0.2 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended March 31, 2006 increased by $0.1 million from the comparable period in 2005.

We expect sales and marketing expenses to increase slightly in absolute dollars due to additional personnel and commissions costs throughout the remainder of fiscal 2006.

General and administrative. In the three-months ended March 31, 2006, total general and administrative cost increased $2.2 million, or 60%, to $5.8 million, from $3.6 million in the comparable period in 2005. For the three-months ended March 31, 2006, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 remained unchanged at $0.8 million between the two comparable periods. Audit costs increased $0.5 million, or 500%, to $0.6 million, from $0.1 million in the comparable period in 2005. The increase in 2006 was due to the timing during which these costs were incurred. Expenses relating to general and administrative personnel in the three-months ended March 31, 2006 increased $1.2 million, or 71%, to $2.9 million, from $1.7 million in the comparable period in 2005. The increased costs were related to increased salaries and related expenses for additional staff to support the Pathlore acquisition of $0.7 million and increased staff to support growth in our internal infrastructure and performance related bonuses, the sum of which was $0.5 million. The remaining increase of $0.5 million was related to an increase in stock-based compensation expense of $0.3 million and increases in miscellaneous and other expenses of $0.2 million in 2006 from the comparable period in 2005.

We expect general and administrative expenses to decrease in absolute dollars due to lower audit costs and costs associated with compliance with Sarbanes-Oxley Section 404 throughout the remainder of fiscal 2006.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net and equity in losses of an affiliate (in thousands, except percentages):

	Three-months Ended		Variance in Dollars	Variance in Percent
	March 31, 2006	March 31, 2005
Interest expense	$(435)	$—	$(435)	(100)%
Percentage of net sales	(1.8)%	—
Interest income	163	165	(2)	(1.2)%
Percentage of net sales	0.7%	1.0%
Other expense, net	(76)	(46)	(30)	65.2%
Percentage of net sales	(0.3)%	(0.3)%

Total	$(348)	$119	$(467)	(392.4)%
Percentage of net sales	(1.4)%	0.7%

Interest expense. In the three-months ended March 31, 2006, interest expense was $435,000 compared to $0 in the comparable period in 2005. This is primarily due to the credit facilities added to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility.

Interest income. In the three-months ended March 31, 2006, interest income remained consistent at $163,000 and 165,000, respectively for 2006 and 2005. We expect this income to continue at comparable amounts as we plan to continue to manage our cash and short-term investment balances in a similar fashion.

Other expenses, net. In the three-months ended March 31, 2006, other net expense increased to $76,000 in 2006 from $46,000 in 2005. The increase was primarily related to the incremental Pathlore related expenses which are now included in our results from operations in the quarter ended March 31, 2006 as compared to the year ago quarter.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity were $17.7 million of cash and cash equivalents and $0.7 million of short-term investments. In addition we had $5.0 million available under our revolving credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”).

We believe that our available cash resources, combined with cash flows generated from revenue, will be sufficient to meet our presently anticipated working capital and capital expense for at least the next 12 months. However, in connection with the acquisition of Pathlore which was completed on October 4, 2005 and which involved a cash payment of approximately $29.2 million, we entered into a $22.5 million credit facility to assist in financing this transaction. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Net cash provided by operating activities was $0.6 million in the three-months ended March 31, 2006. The cash provided during the period was primarily due to net collection of receivables of $4.7 million, a $0.2 million increase in accounts payable, and non-cash activities consisting of $2.3 million for the amortization of intangible assets, $0.6 million for depreciation and amortization of property and equipment, and $1.0 million for stock-based compensation, offset by a net loss of $4.4 million, a $1.5 million decrease in accrued liabilities, a $1.1 million decrease in the restructuring accrual, a $0.4 million increase in prepaid expenses and other current assets, a $0.4 million decrease in deferred revenue, a $0.2 million decrease in provision for litigation settlement, and a $0.2 million decrease in the provision for sales returns and doubtful accounts.

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

Net cash used in investing activities was $0.6 million in the three-months ended March 31, 2006 mainly due to purchases of equipment.

Net cash provided by investing activities was $0.8 million for the three-months ended March 31, 2005 due to $1.5 million in net sales of short-term investments, offset by $0.7 million in purchases of equipment.

Net cash used in financing activities was $0.7 million in the three-months ended March 31, 2006 due to repayment to a credit facility of $1.1 million offset by $0.4 million in net proceeds from the issuance of common stock through our ESPP and exercises of common stock options.

Net cash provided by in financing activities was $0.9 million for the three-months ended March 31, 2005 due to net proceeds from the issuance of common stock through our ESPP and exercises of common stock options.

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. For terms and details of the credit facility including the requirement that we maintain certain restrictive covenants, refer to Note 6 “Bank Credit Facilities” in the unaudited Condensed Consolidated Financial Statements.

At March 31, 2006, our contractual obligations and commercial commitments were as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating leases	$8,131	$1,615	$2,133	$2,121	$937	$506	$819
Restructuring:
Restructured facility lease payments and operating lease settlement	1,921	570	396	405	388	162	—
Contractual sublease income included in restructuring accrual	(58)	(16)	(21)	(21)	—	—	—
Contractual other	174	61	113	—	—	—	—
Contractual severance	222	222	—	—	—	—	—
Contractual retention bonus	2,250	1,125	1,125	—	—	—	—
Contractual hosting services	695	298	397	—	—	—	—
Payments under litigation settlement	3,209	584	1,167	1,167	291	—	—
Notes payable	19,337	4,685	5,254	4,884	4,514	—	—

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo’s base rate plus 2%, unless we elect to be charged at the LIBOR rate plus 3.5%. As of March 31, 2006, we have elected to be charged at the LIBOR rate, which was 4.96% on March 31, 2006, resulting in a total interest rate of 8.46%. If market interest rates were to increase immediately and uniform by 10% from current levels at March 31, 2006, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. In the three-months ended March 31, 2006 international revenue from our foreign subsidiaries accounted for approximately 22% of total revenue, from 25% in the comparable period in 2005. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in the three-months ended March 31, 2006 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because the material weaknesses described below and in our Form 10-K for the period ended December 31, 2005 were not fully remediated as of March 31, 2006.

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

(c) Changes in Internal Control Over Financial Reporting

During the first quarter of 2006 we undertook several initiatives to improve the internal control structure of the Company.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results and financial condition. Below is a description of a material legal proceeding that was resolved during the period covered by this Form 10-Q.

On March 15, 2006 we announced final resolution of the patent litigation case entitled IpLearn, LLC (“IpLearn”) v. SumTotal Systems, Inc., Case No. CV-02-02636 DLJ, pending before the Northern District of California. On March 14, 2006, we entered into a settlement agreement with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of our common stock to IpLearn. The settlement agreement does not contain any finding of fault or admission of wrongdoing or liability on the part of the parties. We issued a press release regarding the settlement agreement which was filed as Exhibit 99.1 to the Form 8-K filed on March 15, 2006.

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

We have a history of losses, we expect future losses on a GAAP basis, and we may not achieve GAAP profitability on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our new business performance and learning technology software family of products, the SumTotal 7.x Series, as well as our legacy products, Aspen Learning Management Server and Aspen Learning Content Management Server, Docent Learning Management Server and Docent Learning Content Management System, and Pathlore products (“Legacy Products”) and related services, including without limitation, maintenance, services and hosting. We do not expect revenues from these product offerings to be sufficient to achieve and maintain U.S. GAAP profitability on a consistent basis. With the exception of the Pathlore mainframe products which we acquired in the fall of 2005, we began to transition our Legacy Products to our SumTotal 7.x Series and services related to these offerings at the end of the fourth quarter of 2004 and beginning the first quarter of 2005. If we fail to continue to generate adequate revenues from the SumTotal Systems Suite and related services, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we have been required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123(R), Share-Based Payments, which was issued by the FASB in December 2004. This has had the impact of increasing our reported expenses and our U.S. GAAP losses. As a result of all of the foregoing, we expect to incur additional U.S. GAAP basis expenses related to stock-based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a U.S. GAAP basis. Continued losses or failure to meet or exceed our forecasts or industry analysts’ projections could cause the price of our common stock to decline.

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

The period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy, is getting longer, and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue, and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these enterprise customers may have a significant impact on our revenues. In addition, we must allocate and expend resources prior to completing a sales transaction, with no guarantee that a particular sales transaction will be consummated, resulting in a failure to generate any revenue from these activities if the particular sales transaction is not consummated and potentially affecting our stock price as well.

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

We have made and may continue to make acquisitions of business and technologies to enhance our business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination as evidenced in previous combination and acquisition transactions. For example, although we completed the combination of Docent and Click2learn in March 2004, the difficulty in integrating financial controls and procedures contributed to our failure to timely file our Annual Report on Form 10-K with the SEC for fiscal 2004. We are in the process of integrating Pathlore’s financial controls into ours, and we may experience problems with this integration. Moreover, the integration of the products, product roadmap, and operations from the combination of Docent, Click2learn and Pathlore is a continuing activity and will be for the foreseeable future.

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

The credit facility we established in conjunction with our acquisition of Pathlore requires compliance with certain restrictive covenants. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $16.4 million. These covenants include, but are not limited to, EBITDA levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments, and change of control. If we breach any of these covenants, the lender could demand repayment of the outstanding debt and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. As a result of our credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we are able to repay the debt, under the terms of the credit facility, there are penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could leave us without: (1) the ability to control which assets are sold to satisfy the loan; and (2) sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenues or stock price.

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

Our product offerings, both current and future, are complex and often contain defects, including software and process errors, incorrect code, faulty error handling, incomplete use cases, known and unknown, despite internal and third party testing. New product offerings contain new features and functionality, which result in a greater likelihood of defects, and frequently, defects are undetected until the period immediately following introduction and initial shipment of new products or enhancements to existing products. For example, although we attempted to discover and resolve all defects in our new product line that we believed would be considered serious by our customers before shipment to them, SumTotal 7.x Series is not error-free and some customers have notified us that they consider some of the defects in the SumTotal 7.x Series to be serious.

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

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in April 2006, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement SumTotal 7.x Series. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. If we fail to successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

From time-to-time, we are involved in legal proceedings or threats of legal proceedings. Litigation is expensive to defend and even the threat of legal proceedings diverts management attention from operating our business and causes increases in our expense levels. In addition, from time-to-time, we have received, and may in the future receive, threatening letters and notice of claims of infringement of other parties’ proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all. In the event of an adverse judgment against us (including a judgment or settlement which may impose adverse conditions on us), we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to meet our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $6.32 per share at the close of market on May 1, 2006. The carrying value of our goodwill and intangible assets on March 31, 2006 was $62.3 million and $23.4 million, respectively. A further sustained decline in our stock price could help trigger an impairment analysis, which then might result in an impairment based not only on stock price but other factors.

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

Recently enacted and proposed changes in securities laws and regulations have increased and are likely to continue to increase our expenses.

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

While we believe that we are in compliance with AICPA SOP No. 97-2, Software Revenue Recognition, as amended, the AICPA continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

The FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, we may have significant compensation charges. For example, in the first fiscal quarter of 2006, we recorded total stock-based compensation under SFAS No. 123(R) of $1.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	*2006 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 13, 2006)

10.2	*2006 Section 16 Officer Compensation (incorporated by reference to Form 8-K filed on February 13, 2006)

10.3	*Separation, Release and Consulting Agreement between SumTotal Systems, Inc. and Kevin Oakes, dated February 10, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 13, 2006)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

May 10, 2006	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)