Form 10-Q
period 2006-06-30
SUMTOTAL SYSTEMS INC
filed 2006-08-09
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, including shares held in escrow, as of July 31, 2006 was approximately 25,552,690 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended June 30, 2006

Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7.x Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,414	$18,356
Restricted cash	24	133
Short-term investments	648	657
Accounts receivable, net of allowance for sales returns and doubtful accounts of $893 and $1,407, respectively	21,409	25,207
Prepaid expenses and other current assets	3,771	3,484

Total current assets	45,266	47,837

Property and equipment, net	5,528	4,210
Goodwill	62,306	62,306
Intangible assets, net	21,209	25,705
Other assets	1,178	1,489

Total assets	$135,487	$141,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,993	$2,845
Accrued compensation and benefits	6,530	5,509
Other accrued liabilities	3,344	4,048
Restructuring accrual	550	1,831
Deferred revenue	27,636	26,354
Provision for litigation settlement	1,024	970
Notes payable	4,877	4,877

Total current liabilities	46,954	46,434

Non-current liabilities:
Other accrued liabilities, non-current	233	176
Restructuring accrual, non-current	657	808
Deferred revenue, non-current	466	369
Provision for litigation settlement, non-current	1,888	2,333
Notes payable, non-current	10,939	13,125

Total liabilities	61,137	63,245

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	344,394	342,041
Deferred stock-based compensation	—	(804)
Accumulated other comprehensive income (loss)	(26)	356
Accumulated deficit	(270,044)	(263,316)

Total stockholders’ equity	74,350	78,302

Total liabilities and stockholders’ equity	$135,487	$141,547

Refer to the accompanying Notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License	$7,566	$5,114	$14,845	$10,657
Service and maintenance	17,539	10,773	34,561	21,970

Total revenue	25,105	15,887	49,406	32,627

Cost of revenue:
License	163	706	343	860
Service and maintenance	8,699	4,834	17,411	10,000
Amortization of acquired intangible assets	2,169	711	4,496	2,099

Total cost of revenue	11,031	6,251	22,250	12,959

Gross margin	14,074	9,636	27,156	19,668

Operating expenses:
Research and development	4,039	2,909	8,138	5,829
Sales and marketing	7,622	5,923	14,865	12,127
General and administrative	4,741	4,013	10,552	7,641

Total operating expenses	16,402	12,845	33,555	25,597

Loss from operations	(2,328)	(3,209)	(6,399)	(5,929)

Interest expense	(431)	(1)	(866)	(1)
Interest income	189	190	352	355
Other, net	256	(326)	180	(372)

Loss before provision for income taxes	(2,314)	(3,346)	(6,733)	(5,947)
Provision (benefit) for income taxes	(22)	20	(5)	31

Net loss	$(2,292)	$(3,366)	$(6,728)	$(5,978)

Net loss per share, basic and diluted	$(0.09)	$(0.16)	$(0.27)	$(0.29)

Weighted average common shares outstanding, basic and diluted	24,909	20,911	24,804	20,854

Refer to the accompanying notes to the Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,728)	$(5,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,288	887
Amortization of intangible assets	4,496	2,099
Accretion of interest on short-term investments	—	(89)
Loss on disposal of property and equipment	—	26
Provision for (recovery of) sales returns and doubtful accounts	(175)	26
Stock-based compensation	2,010	383
Changes in operating assets and liabilities:
Accounts receivable, net	4,293	2,625
Prepaid expenses and other assets	(249)	10
Other assets	322	(770)
Accounts payable	113	(649)
Accrued compensation and benefits	980	(1,326)
Other accrued liabilities	(716)	465
Restructuring accrual	(1,432)	(362)
Provision for litigation settlement	(210)	—
Deferred revenue	1,054	4,562

Net cash provided by operating activities	5,046	1,909

Cash flows from investing activities:
Purchases of property and equipment	(2,600)	(1,215)
Proceeds on sale of property and equipment	—	12
Release of restricted cash	110	—
Purchases of short-term investments	—	(4,285)
Sales of short-term investments	—	8,841

Net cash provided by (used in) investing activities	(2,490)	3,353

Cash flows from financing activities:
Repayments on line of credit	(2,186)	—
Net proceeds from the issuance of common stock and exercises of common stock options	967	885

Net cash provided by (used in) financing activities	(1,219)	885

Effect of foreign exchange rate changes on cash	(279)	341

Net increase in cash and cash equivalents	1,058	6,488
Cash and cash equivalents at beginning of period	18,356	25,508

Cash and cash equivalents at end of period	$19,414	$31,996

Supplemental disclosure of cash flow information
Interest paid	$663	$1

Income taxes paid	$9	$126

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 30, 2006, and for the three and six-month periods ended June 30, 2006 and 2005 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other insignificant amounts have been reclassified to conform to the current period presentation. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets, restructuring, stock-based compensation and valuation reserves for deferred tax assets. Actual results could differ from those estimates.

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

At the time of each transaction, SumTotal Systems assesses whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to forfeiture, concession, refund or adjustment, then SumTotal considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses.

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

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions, and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include significant customization or consulting services, delivery is deemed to occur when the product is shipped to the customer or made available over the internet via the delivery of a key for downloading. Services and consulting arrangements that are not essential to the functionality of the licensed product, if any, are generally considered delivered and recognized as revenue as these services are provided. Delivery of time-based licenses, subscription license bundles, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

SumTotal Systems’ customers have the option of purchasing perpetual licenses, time-based licenses, or subscription license bundles (typically one year) that include hosting and maintenance and support. For perpetual software license fees in arrangements that do not include customization or consulting services, delivery typically is deemed to occur and the related revenue recognized as license revenue when the product is shipped to customers. When perpetual license arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, SumTotal Systems accounts for the delivered elements in accordance with the “residual method” prescribed by SOP No. 98-9 and as described below. Fair value of hosting and maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive. In the event that fair value for hosting and maintenance and support services does not exist, then revenue for the entire arrangement is recognized ratably over the performance period. Time based license sales are recognized ratably over the rental period and included as a component of license revenue. Subscription license bundles require the license holders to pay a monthly fee which is based on the number of users. SumTotal Systems recognizes revenue on subscription license bundles on a straight-line basis over the life of the subscription and records the revenue as service and maintenance revenue.

For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services, product support and hosting. Revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2 have been met. Company-specific objective evidence is established for hosting and support and upgrades of standard products based upon the amounts SumTotal Systems charges when support, upgrades, and hosting are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services separately and provided SumTotal Systems has the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, SumTotal Systems recognizes revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.

The cost of providing these services consists primarily of fully burdened cost of SumTotal Systems’ service organization and to some extent, the cost SumTotal Systems pays to third party contractors who provide these services on SumTotal Systems’ behalf. Costs for certain projects with significant uncertainties are expensed as they are incurred in accordance with SFAS No. 68, Research and Development Arrangements, and included in the cost of service revenue. When total cost estimates exceed revenues, SumTotal Systems accrues for the estimated losses immediately when the loss first becomes known and is based upon an average fully burdened daily rate applicable to the internal consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. SumTotal Systems evaluates its hosting arrangements based on the criteria outlined in Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware. Based on the criteria outlined in EITF No. 00-03, SumTotal Systems has determined that its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six-months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,292)	$(3,366)	$(6,728)	$(5,978)

Weighted average common shares used to compute basic and diluted net loss per share	24,909	20,911	24,804	20,854

Net loss per share, basic and diluted	$(0.09)	$(0.16)	$(0.27)	$(0.29)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three and six-months ended June 30, 2006 and 2005 (in thousands, except weighted average prices):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Options to acquire shares of common stock	2,931	5,426	3,216	5,426

Weighted average option price	$10.52	$8.23	$10.16	$8.23

Warrants to acquire shares of common stock	1,577	1,646	1,577	1,646

Weighted average warrant price	$7.67	$8.58	$7.67	$8.58

Comprehensive Loss and Accumulated Other Comprehensive Income

The following table sets forth the components of comprehensive loss for the three and six-months ended June 30, 2006 and 2005 presented below (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,292)	$(3,366)	$(6,728)	$(5,978)
Unrealized loss on investments	—	(1)	—	(5)
Foreign currency translation adjustment	(365)	288	(382)	334

Comprehensive loss	$(2,657)	$(3,079)	$(7,110)	$(5,649)

SumTotal Systems’ total comprehensive loss for the six-months ended June 30, 2006 and 2005 consisted of net loss, unrealized losses on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments of ($28,000) and $354,000 at June 30, 2006 and December 31, 2005, respectively, and an unrealized gain on investments of $2,000 at June 30, 2006 and December 31, 2005.

Stock-Based Compensation

Equity Compensation and Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants, and directors to acquire up to 7,452,000 shares of common stock. Also, at SumTotal Systems’ annual meeting of shareholders held on June 9, 2006, shareholders approved an amendment to the SumTotal Systems 2004 Equity Incentive Plan (the “2004 Plan”) which increased the number of shares reserved for issuance under the 2004 Plan by 1,500,000 shares. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value of the common stock at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan.

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

Restricted Stock

On May 26, 2005, the Compensation Committee of the Board of Directors of SumTotal Systems, Inc. granted to four senior executives a total of 275,000 shares of restricted stock with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years, and the remaining 50% after three years. Since the date of the grant, a total of 156,250 in unvested shares have been cancelled as a result of executives who left the employment of the Company prior to vesting. As of June 30, 2006, 43,750 shares have had restrictions released pursuant to the vesting provisions described above.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited condensed consolidated financial statements as of and for the three and six-months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s unaudited condensed consolidated statements of operations, other than as related to restricted stock units and option grants to employees and directors with exercise prices below the fair market value of the underlying stock at the date of grant. Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statement of operations for the first half of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the first half of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and six-months ended June 30, 2006, of approximately 11.85% was based on historical compound annual forfeiture experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six- months ended June 30, 2006. Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

	Three-Months Ended June 30, 2006	Six-Months Ended June 30, 2006
Risk-free interest rate	4.98% - 5.11%	4.34% - 5.11%

Expected volatility	98.37%	99.46%

Expected life (years)	6.25	6.25

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R) for the three months and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$244	$482

Research and development	121	244
Sales and marketing	254	495
General and administrative	385	789

Stock-based compensation expense included in operating expenses	760	1,528

Total stock-based compensation expense	$1,004	$2,010

The table below reflects net loss and basic and diluted net loss per share for the three months and six months ended June 30, 2006 compared with the pro forma information for the three months and six months ended June 30, 2005 as follows (in thousands except per-share amounts):

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2006		2005	2006		2005
Net loss, as reported in the prior period (1)	$	NA	$(3,366)	$	NA	$(5,978)
Stock-based compensation expense related to employee stock options (2)		(1,004)	(10,048)		(2,010)	(11,625)

Net loss, including the effect of stock-based compensation expense (3)		$(2,292)	$(13,414)		$(6,728)	$(17,603)

Basic and diluted net loss per share as reported for the prior period (1)	$	NA	$(0.16)	$	NA	$(0.29)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)		$(0.09)	$(0.64)		$(0.27)	$(0.84)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the fair value recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS No. 123 and is presented net of any related tax benefit.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS No. 123.

A summary of option and restricted stock activity under the Company’s stock equity plans during the six months ended June 30, 2006 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,905	$7.24	7.72

Granted	1,035	6.07
Exercised	(207)	3.00
Cancelled	(446)	10.01

Outstanding at June 30, 2006	7,287	$7.02	7.62	$7,360

Exercisable at June 30, 2006	4,563	$8.18	6.63	$3,994

A summary of the status of the Company’s restricted stock units as of December 31, 2005 and changes during the six months ended June 30, 2006 is as follows:

Non-vested restricted shares	Number of Shares (in thousands)	Weighted Average Grant – Date Fair Value
Non-vested at December 31, 2005	175	$4.30
Granted	—	—
Vested	(44)	—
Cancelled	(56)	—

Non-vested at June 30, 2006	75	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$ 1.07 - $ 3.92	1,025	6.47	$3.00	900	$2.93
$ 4.08 - $ 4.47	1,352	8.87	4.41	269	4.40
$ 4.49 - $ 6.55	1,710	8.49	5.41	538	5.41
$ 6.56 - $ 7.60	640	8.04	6.89	295	7.17
$ 7.62 - $ 7.62	1,358	7.79	7.62	1,358	7.62
$ 7.72 - $83.42	1,202	5.54	15.08	1,203	15.08

$ 1.07 - $83.42	7,287	7.62	$7.02	4,563	$8.18

The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $639,000. The total intrinsic value of shares issued under the employee stock purchase plan during the six months ended June 30, 2006 was approximately $96,000. The fair value of options and restricted stock vested was approximately $1.9 million for the six months ended June 30, 2006. As of June 30, 2006, total unrecognized compensation costs related to non-vested stock options was $9.6 million, which is expected to be recognized as expense over a weighted average period of approximately three years. The weighted average grant date fair value of options granted in the first six months of 2006 was $4.94.

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

	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
Risk-free interest rate	3.63% - 4.13%	3.63% - 4.13%

Expected volatility	106%	106% - 108%

Expected life (years)	3.97	3.97 - 4.19

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(3,366)	$(5,978)
Add: Employee stock-based compensation expense included in reported net loss	151	383
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(10,199)	(12,008)

Pro forma net loss	$(13,414)	$(17,603)

Basic and diluted net loss per share, as reported	$(0.16)	$(0.29)

Basic and diluted net loss per share, pro forma	$(0.64)	$(0.84)

Weighted average common shares outstanding, basic and diluted	20,911	20,854

In the three-months ended June 30, 2005, the Company recorded $121,000 in stock-based compensation expense relating to common stock options assumed as part of the acquisition of Docent and $30,000 in stock-based compensation expense relating to restricted stock issued to Company executives.

In the six-months ended June 30, 2005, the Company recorded $353,000 in stock-based compensation expense relating to common stock options assumed as part of the acquisition of Docent and $30,000 in stock-based compensation expense relating to restricted stock issued to Company executives.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The effective date is the beginning of fiscal years beginning after December 15, 2006. Among many items of consideration under FIN No. 48, if a company takes a position, such as a deduction or a credit, on an income tax return and there is a possibility the position may not ultimately be sustained, that position is said to be uncertain. Computation of the required cumulative effect adjustment by that date may take a considerable level of effort. Management is in the process of evaluating whether FIN No. 48 will have an impact on the Company’s results of operations and financial condition.

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

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of October 4, 2005. The total purchase price is $52,917,000, and is comprised of (in thousands):

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

Liabilities assumed:
Accounts payable	(1,008)
Accrued liabilities	(1,563)
Restructuring accrual	(1,488)
Deferred revenue	(4,028)
Notes payable	(2,035)
Provision for litigation settlement	(620)
Other liabilities	(1,626)

(12,368)

Total consideration	$52,917

Goodwill of $34.6 million, representing the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighed Average Useful Lives in Years
Core and developed technologies	$1,470	4.00
Customer installed-base relationships	12,330	6.00
Customer backlog	5,750	4.00
Non-compete covenant	980	1.50

	$20,530	5.08

The results of operations of Pathlore since October 4, 2005 are included in SumTotal Systems’ statement of operations.

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 11 “Legal Proceedings” in the Notes to the unaudited Condensed Consolidated Financial Statements.

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

Liabilities assumed:
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

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(7,711)	$3,411
Customer installed-base relationships	15,384	(2,843)	12,541
Customer hosted relationships	1,014	(463)	551
Customer contract relationships	7,975	(3,717)	4,258
Non-compete covenant	980	(532)	448

	$36,475	$(15,266)	$21,209

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(6,372)	$4,750
Customer installed-base relationships	15,384	(1,284)	14,100
Customer hosted relationships	1,014	(361)	653
Customer contract relationships	7,975	(2,471)	5,504
Non-compete covenant	980	(282)	698

	$36,475	$(10,770)	$25,705

There was no impairment of goodwill or intangible assets for the six-months ended June 30, 2006 and 2005.

The following represents the expected future amortization of intangible assets as of June 30, 2006 (in thousands):

Amortization
Remainder of 2006	$4,180
2007	7,194
2008	4,593
2009	2,979
2010	1,470
2011	793

$21,209

Amortization expense related to intangible assets was approximately $2,169,000 and $711,000 in the three-months ended June 30, 2006 and 2005, respectively, and approximately $4,496,000 and $2,099,000 in the six months-ended June 30, 2006 and 2005, respectively.

NOTE 5: BANK CREDIT FACILITY

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

The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the London Interbank Offered rate (“LIBOR”) rate plus 3.5%. As of June 30, 2006, SumTotal Systems has elected to be charged at the LIBOR rate, which was 5.5% on June 30, 2006 resulting in a total interest rate of 9.00%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. There is no test of the financial covenants if the Company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of June 30, 2006, SumTotal Systems had $21.6 million comprising $16.6 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $15.3 million. Refer to Note 7 “Commitments and Contingencies” in the Notes to the unaudited condensed consolidated financial statements for the commitments schedule related to SumTotal Systems credit facility. In accordance with the terms of the Term Loan, during the six months ended June 30, 2006, SumTotal made total payments of $2.8 million to Wells Fargo Foothill of which $2.2 million and $0.6 million, were principal and interest, respectively.

NOTE 6: RESTRUCTURING

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

The following tables depict this restructuring activity for the six-months ended June 30, 2006 (in thousands):

	Balance at December 31, 2005	Cash Expenditures	Balance at June 30, 2006
Vacated facilities	$1,662	$(730)	$932
Employee severance	742	(638)	104
Other	235	(64)	171

	$2,639	$(1,432)	$1,207

Accrued amounts for vacated facilities will be paid over the lease term of Framingham, Massachusetts (ended in January 2006), Cupertino, California, Bellevue, Washington and Chicago, Illinois facilities, which end in August 2006, December 2008 and May 2010, respectively. The facility accruals are carried at the combined net present value of lease payments, common area maintenance charges, estimated sublease income, and estimated sublease commission costs. Refer to Note 7 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements for scheduled contractual payments and receipts.

NOTE 7: COMMITMENTS AND CONTINGENCIES

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2013. Rent expense under operating leases was approximately $668,000 and $678,000 during the three-months ended June 30, 2006 and 2005, respectively. Rent expense under operating leases was approximately $1,262,000 and $1,227,000 during the six-months ended June 30, 2006 and 2005, respectively.

As discussed in Note 6, obligations for restructured facility leases are accrued on the balance sheet at their net present values including estimated future sublease rentals. Amounts in the table above show the contractual lease, severances and other payments and contractual sublease income receipts at their gross dollar amounts. Contractual sublease income used in this table includes only those amounts legally obligated by a sublease, whereas the estimated accrued amounts in the restructuring Note 6 include the present value of all reasonable future sublease income, based on current market expectations.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses will be paid in two equal amounts in October 2006 and 2007, assuming the affected individuals are still employed by SumTotal Systems, and are being accrued ratably over the performance period. On February 10 2006, SumTotal Systems entered into a separation, release and consulting agreement with Kevin Oakes in connection with his resignation as President of SumTotal Systems, effective May 31, 2006. As a result of this agreement, he will receive his retention bonus of $480,000 no later than January 12, 2007.

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

NOTE 9: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying unaudited condensed consolidated financial statements of operations. Currently, management does not use product line or geographic financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it operates in a single reportable segment.

Revenues by geographic region which are based on the location of the customers are as follows for the three-months and six-months ended June 30, 2006 and 2005 (in thousands):

	Three-months Ended June 30,		Six-months Ended June 30,
	2006	2005	2006	2005
United States	$19,594	$11,763	$38,578	$24,292
Other Americas	1,186	520	2,150	1,287

Total Americas	20,780	12,283	40,728	25,579
Europe	2,925	2,997	6,598	5,807
Asia/Pacific	1,400	607	2,080	1,241

	$25,105	$15,887	$49,406	$32,627

For the three-months ended June 30, 2006 and 2005, international revenues from SumTotal Systems’ foreign subsidiaries accounted for approximately 22% and 26%, respectively, of total revenues. For the six-months ended June 30, 2006 and 2005, international revenues from SumTotal Systems’ foreign subsidiaries accounted for approximately 22% and 25%, respectively, of total revenues.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	June 30, 2006	December 31, 2005
United States	$86,859	$91,836
Europe	276	292
India	1,870	929
Asia/Pacific	38	653

	$89,043	$93,710

NOTE 10: LEGAL SETTLEMENT

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. As a result of the settlement agreement, SumTotal Systems recorded a charge of $2.7 million in 2005 based on the estimated present value of the total amount owed of $3.3 million, net of $0.6 million that is recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million is recorded on the December 31, 2005 balance sheet, as a $1.0 million current liability and a $2.3 million non-current liability and the $0.6 million that is recoverable from the escrow account is recorded in other current assets. During the second quarter of 2006, SumTotal Systems received the $0.6 in escrow funds that were recorded in other current assets. The June 30, 2006 current and non-current liability balances were $1.0 million and $1.9 million, respectively.

NOTE 11: LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results and financial condition.

Refer to Note 10 “Legal Settlement” in the Notes to the unaudited Condensed Consolidated Financial Statements for additional detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the quarter ended June 30, 2006, we continued to implement our business strategy of (1) growing the core business at a rate higher than industry growth, (2) growing an Original Equipment Manufacturer (“OEM”) business as an incremental growth opportunity for the Company and (3) expanding our application reach to include more of the talent management market through partnerships, internal startups and strategic mergers and acquisitions. Much of our efforts for the latter two objectives are still in the planning and early implementation stages and the results of the quarter and six-months ended June 30, 2006 reflect the success of the first business strategy.

Revenue increased to $25.1 million compared to $15.9 million in the same quarter one year ago. This reflects our success in acquiring new customers and selling additional licenses and services into our installed base including customers acquired as part of the purchase of Pathlore Software Corporation on October 4, 2005.

Gross margin increased to $14.1 million compared to $9.6 million in the same quarter one year ago. Despite the increase in absolute dollars gross margin percentage declined from 61% a year ago to 56% this year. Two factors contributed to this: the additional amortization expense of acquired intangible assets associated with the acquisition of Pathlore resulted in increased amortization expense of $0.9 million, and an increase in expenses associated with hiring additional service personnel to support both the legacy Pathlore installed base and the SumTotal installed base. Also contributing to the decline in gross margin was increased stock-based compensation expenses of $0.2 million as a result of implementing SFAS No. 123(R), Share-Based Payments in 2006 as compared to the year ago quarter. As we renew former Pathlore support contracts at full value we believe that the margin should improve.

Operating expenses increased from $12.8 million in the year ago quarter to $16.4 million, or 28%. The increase was primarily related to an increase of $0.8 million resulting from increased stock-based compensation expenses with the remaining $2.7 million increase related to the additional expenses required to support the addition of the Pathlore business and our other business growth initiatives.

Net loss for the quarter was $2.3 million compared to $3.4 million in the second quarter of 2005. Despite this, cash generated from operations was $4.5 million compared to $0.5 million a year ago. We continue to generate positive cash flow from operations.

The balance sheet at June 30, 2006 remained comparable to the year-end balance sheet. Accounts receivable reduced from $25.2 million at December 31, 2005 to $21.4 million as of June 30, 2006 as a result of good collections, and we continued to make payments on the litigation and restructuring accruals and paid our quarterly Wells Fargo Foothill debt repayment of $2.2 million during 2006.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	restructuring;

•	allowance for deferred tax assets;

•	business combination; and

•	stock-based compensation.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited condensed consolidated financial statements as of and for the three and six-months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

We have had no other significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 28, 2006.

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months and six-months ended June 30, 2006 and 2005:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License	30.1%	32.2%	30.0%	32.7%
Service and maintenance	69.9	67.8	70.0	67.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License and amortization of intangible assets	9.2	8.9	9.8	9.1
Service and maintenance	34.7	30.4	35.2	30.6

Total cost of revenue	43.9	39.3	45.0	39.7

Gross margin	56.1	60.7	55.0	60.3

Operating expenses:
Research and development	16.1	18.3	16.5	17.9
Sales and marketing	30.4	37.3	30.0	37.2
General and administrative	18.9	25.3	21.4	23.4

Total operating expenses	65.4	80.9	67.9	78.5
Loss from operations	(9.3)	(20.2)	(12.9)	(18.2)
Other income (expense), net	0.1	(0.9)	(0.7)	(0.0)

Loss before income taxes	(9.2)	(21.1)	(13.6)	(18.2)
Provision (benefit) for income taxes	(0.1)	0.1	0.0	0.1

Net loss	(9.1)%	(21.2)%	(13.6)%	(18.3)%

Revenue

We manage our business based on three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following tables (in thousands, except percentages):

Comparison of Revenue by Region for the Three-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Revenue
United States	$19,594	$11,763	$7,831	66.6%
Percentage of net revenue	78.0%	74.0%
Other Americas	1,186	520	666	128.1%
Percentage of net revenue	4.7%	3.3%

Americas	20,780	12,283	8,497	69.2%
Percentage of net revenue	82.7%	77.3%
Europe	2,925	2,997	(72)	(2.4)%
Percentage of net revenue	11.7%	18.9%
Asia/Pacific	1,400	607	793	130.6%
Percentage of net revenue	5.6%	3.8%

Total	$25,105	$15,887	$9,218	58.0%

Total revenue increased $9.2 million, or 58%, to $25.1 million in the three-months ended June 30, 2006, from $15.9 million in the comparable period in 2005.

In the three-months ended June 30, 2006, revenue from the Americas grew $8.5 million or 69%, from the comparable period in 2005, and accounted for approximately 83% of the total revenue and 92% of the total growth. Approximately $3.9 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $4.6 million or 37% growth is the result of continued strong sales of the SumTotal 7.x product suite and related services. Europe reduced $0.1 million or 2%. Asia/Pacific grew $0.8 million or 131%.

Comparison of Revenue by Region for the Six-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Revenue
United States	$38,578	$24,292	$14,286	58.8%
Percentage of net revenue	78.1%	74.5%
Other Americas	2,150	1,287	863	67.1%
Percentage of net revenue	4.3%	3.9%

Americas	40,728	25,579	15,149	59.2%
Percentage of net revenue	82.4%	78.4%
Europe	6,598	5,807	791	13.6%
Percentage of net revenue	13.4%	17.8%
Asia/Pacific	2,080	1,241	839	67.6%
Percentage of net revenue	4.2%	3.8%

Total	$49,406	$32,627	$16,779	51.4%

Total revenue increased $16.8 million, or 51%, to $49.4 million in the six-months ended June 30, 2006, from $32.6 million in the comparable period in 2005.

In the six-months ended June 30, 2006, revenue from the Americas grew $15.1 million or 59%, from the comparable period in 2005, and accounted for approximately 82% of the total revenue and 90% of the total growth. Approximately $8.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $6.9 million or 27% growth is the result of continued strong sales of the SumTotal 7.x product suite and related services. Europe grew $0.8 million or 14%. Asia/Pacific grew $0.8 million or 68%. Approximately $1.0 million of the increase came from the Japan market.

No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three-months or six-months ended June 30, 2006 or 2005.

The following tables summarize revenue between licenses and service and maintenance (in thousands, except percentages):

Comparison of License and Service and Maintenance Revenue for the Three-Months Ended June 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Revenue:
License	$7,566	$5,114	$2,452	47.9%
Percentage of net sales	30.1%	32.2%
Service and maintenance	17,539	10,773	6,766	62.8%
Percentage of net sales	69.9%	67.8%

Total	$25,105	$15,887	$9,218	58.0%

License revenue. In the three-months ended June 30, 2006, license revenue increased $2.5 million, or 48%, to $7.6 million, from $5.1 million in the comparable period in 2005. Approximately $0.7 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $1.8 million or 35% growth from the SumTotal 7.x product suite.

We had $3.4 million and $5.3 million in deferred license revenue at June 30, 2006 and December 31, 2005, respectively, consisting of numerous contracts that should mostly become recognizable as revenue over the next six months.

Service and maintenance revenue. Service and maintenance revenue in the three-months ended June 30, 2006 and 2005 consisted of the following (in thousands):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Maintenance	$7,394	$4,326	$3,068	70.9%
Hosting	2,743	1,876	867	46.2%
Training	951	781	170	21.8%
Consulting	5,910	3,671	2,239	61.0%
Application service provider	541	119	422	354.6%

	$17,539	$10,773	$6,766	62.8%

In the three-months ended June 30, 2006, service and maintenance revenue increased $6.8 million, or 63%, to $17.5 million, from $10.7 million in the comparable period in 2005. Approximately $3.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $3.6 million or 33% growth from service contracts related to the SumTotal 7.x product suite.

Maintenance revenue increased $3.1 million, or 71% to $7.4 million in the three-months ended June 30, 2006, from $4.3 million in the comparable period in 2005 with $2.2 million due to the Pathlore acquisition and $0.9 million or 21% growth related to the SumTotal 7.x product suite.

Hosting revenue increased $0.9 million, or 46%, to $2.7 million in the three-months ended June 30, 2006, from $1.9 million in the comparable period in 2005 with $0.4 million due to the Pathlore acquisition and $0.5 million or 27% growth related to the SumTotal 7.x product suite.

Training revenue increased $0.2 million, or 22%, to $1.0 million in the three-months ended June 30, 2006, from $0.8 million in the comparable period in 2005 with a nominal amount due to the Pathlore acquisition and $0.2 million or 22% growth related to the SumTotal 7.x product suite.

Consulting revenue increased $2.2 million, or 61%, to $5.9 million in the three-months ended June 30, 2006, from $3.6 million in the comparable period in 2005 with $0.6 million due to the Pathlore acquisition and $1.6 million or 44% growth related to the SumTotal 7.x product suite.

Price changes in service and maintenance revenue had no material effect on the three-months ended June 30, 2006 compared to the same period in 2005.

Comparison of License and Service and Maintenance Revenue for the Six-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Revenue:
License	$14,845	$10,657	$4,188	39.3%
Percentage of net sales	30.0%	32.7%
Service and maintenance	34,561	21,970	12.591	57.3%
Percentage of net sales	70.0%	67.3%

Total	$49,406	$32,627	$16,779	51.4%

License revenue. In the six-months ended June 30, 2006, license revenue increased $4.2 million, or 39%, to $14.8 million, from $10.7 million in the comparable period in 2005. Approximately $1.9 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $2.3 million or 22% growth from the SumTotal 7.x product suite.

Service and maintenance revenue. Service and maintenance revenue in the six-months ended June 30, 2006 and 2005 consisted of the following (in thousands):

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Maintenance	$14,440	$8,514	5,926	69.6%
Hosting	5,432	3,718	1,714	46.1%
Training	2,078	1,516	562	37.1%
Consulting	11,866	7,921	3,945	49.8%
Application service provider	745	301	444	147.5%

	$34,561	$21,970	$12,591	57.3%

In the six-months ended June 30, 2006, service and maintenance revenue increased $12.6 million, or 57%, to $34.6 million, from $22.0 million in the comparable period in 2005. Approximately $6.5 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $6.1 million or 28% growth from service contracts related to the SumTotal 7.x product suite.

Maintenance revenue increased $5.9 million, or 70% to $14.4 million in the six-months ended June 30, 2006, from $8.5 million in the comparable period in 2005 with $4.1 million due to the Pathlore acquisition and $1.8 million or 21% growth related to the SumTotal 7.x product suite.

Hosting revenue increased $1.7 million, or 46%, to $5.4 million in the six-months ended June 30, 2006, from $3.7 million in the comparable period in 2005 with $0.8 million due to the Pathlore acquisition and $0.9 million or 24% growth related to the SumTotal 7.x product suite.

Training revenue increased $0.6 million, or 37%, to $2.1 million in the six-months ended June 30, 2006, from $1.5 million in the comparable period in 2005 with $0.1 million due to the Pathlore acquisition and $0.5 million or 33% growth related to the SumTotal 7.x product suite.

Consulting revenue increased $3.9 million, or 50%, to $11.9 million in the six-months ended June 30, 2006, from $7.9 million in the comparable period in 2005 with $1.5 million due to the Pathlore acquisition and $2.4 million or 30% growth related to the SumTotal 7.x product suite.

Price changes in service and maintenance revenue had no material effect on the six-months ended June 30, 2006 compared to the same period in 2005.

Cost of Revenue

The following tables are a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

Comparison of Cost of Revenue for the Three-Months Ended June 30, 2006 and 2005

	Three-Months Ended		Variance In Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Cost of revenue
License	$163	$706	$(543)	(76.9)%
Percentage of net sales	0.6%	4.4%
Service and maintenance	8,699	4,834	3,865	80.0%
Percentage of net sales	34.7%	30.4%
Amortization of intangible assets	2,169	711	1,458	205.1%
Percentage of net sales	8.6%	4.5%

Total	$11,031	$6,251	$4,780	76.5%

In the three-months ended June 30, 2006, total cost of revenue increased $4.8 million, or 77%, to $11.0 million, from $6.3 million in the comparable period in 2005. Approximately $3.0 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005 and consisted of $1.6 million from additional intangible amortization and $1.4 million in additional recurring expenses, and approximately $1.8 million in additional SumTotal related expenses which were incurred in conjunction with supporting the increased service and maintenance revenue.

Cost of license. In the three-months ended June 30, 2006, total cost of revenue decreased $0.5 million, or 77%, to $0.2 million, from $0.7 million in the comparable period in 2005. Our cost of license revenue includes the cost of third party software, content we resell and is related to legacy SumTotal sales. In second quarter of the prior year there was an increase due to a large license revenue transaction which required the Company to purchase software for resale from a third party.

Cost of service and maintenance. In the three-months ended June 30, 2006, total cost of service and maintenance revenue increased $3.9 million, or 80.0%, to $8.7 million, from $4.8 million in the comparable period in 2005. Expenses relating to service and maintenance personnel in the three-months ended June 30, 2006, increased $2.3 million, or 85%, to $5.0 million, from $2.7 million in the comparable period in 2005, due to increased salary costs of $0.7 million for an additional 36 personnel as a result of the Pathlore acquisition, additional staffing of 45 in India of $0.2 million and $1.4 million for an additional 26 in the rest of the world. Consulting expenses in the three-months ended June 30, 2006, increased by $0.5 million from the comparable period in 2005. Travel expenses associated with the increased staff in the three-months ended June 30, 2006 increased by $0.2 million from the comparable period in 2005. Facilities and equipment expenses including depreciation from new hosting equipment increased by $0.7 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended June 30, 2006, increased by $0.2 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible assets on the balance sheet. We recorded amortization expenses of $0.1 million and $0.2 million in the three-months ended June 30, 2006 and 2005, respectively.

On October 4, 2005, we acquired Pathlore and assigned a fair value of $20.5 million to acquired intangible assets. On March 18, 2004, we acquired Docent, Inc. and assigned a fair value of $11.3 million to acquired intangibles assets. These intangible assets are being amortized over periods from one year to six years based on the estimated cash flows from the underlying assets.

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

In the three-months ended June 30, 2006, amortization of intangible assets increased $1.5 million, or 214%, to $2.2 million, from $0.7 million in the comparable period in 2005. The increase in the three-months ended June 30, 2006 is due to the additional amortization of intangible assets from the acquisition of Pathlore in October 2005, of $1.6 million, offset by reduced amortization of $0.1 million from the comparable period in 2005 from the March 2004, Docent acquisition.

Comparison of Cost of Revenue for the Six-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance In Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Cost of revenue
License	$343	$860	$(517)	(60.1)%
Percentage of net sales	0.7%	2.6%
Service and maintenance	17,411	10,000	7,411	74.1%
Percentage of net sales	35.2%	30.6%
Amortization of intangible assets	4,496	2,099	2,397	114.2%
Percentage of net sales	9.1%	6.4%

Total	$22,250	$12,959	$9,291	71.7%

In the six-months ended June 30, 2006, total cost of revenue increased $9.3 million, or 71%, to $22.3 million, from $13.0 million in the comparable period in 2005. Approximately $6.2 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005 and consisted of $3.2 million from additional intangible amortization and $3.0 million in additional recurring expenses, and approximately $3.1 million in additional SumTotal related expenses which were incurred in conjunction with supporting the increased service and maintenance revenue.

Cost of license. In the six-months ended June 30, 2006, total cost of license revenue decreased $0.5 million, or 60% to $0.3 million, from $0.9 million in the comparable period in 2005. Our cost of license revenue includes the cost of third party software, content we resell and is related to legacy SumTotal sales. In second quarter of the prior year there was an increase due to a large license revenue transaction which required the Company to purchase software for resale from a third party.

Cost of service and maintenance. In the six-months ended June 30, 2006, total cost of service and maintenance revenue increased $7.4 million, or 74%, to $17.4 million, from $10.0 million in the comparable period in 2005. Expenses relating to service and maintenance personnel in the six-months ended June 30, 2006, increased $4.4 million, or 77%, to $10.1 million, from $5.7 million in the comparable period in 2005, due to increased salary costs of $1.6 million for an additional 36 personnel as a result of the Pathlore acquisition, additional staffing of 45 in India of $0.4 million and $2.4 million for an additional 26 in the rest of the world. Consulting expenses in the six-months ended June 30, 2006, increased by $0.4 million from the comparable period in 2005. Travel expenses associated with the increased staff in the six-months ended June 30, 2006 increased by $0.5 million from the comparable period in 2005. Facilities and equipment expenses including depreciation from new Hosting equipment increased by $1.4 million from the comparable period in 2005. The remaining increase of $0.7 million was related to an increase in stock-based compensation expense of $0.5 million and increases in miscellaneous other expenses of $0.2 million in 2006 from the comparable period in 2005.

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible assets on the balance sheet. We recorded amortization expenses of $0.3 million and $0.5 million in the six-months ended June 30, 2006 and 2005, respectively.

On October 4, 2005, we acquired Pathlore and assigned a fair value of $20.5 million to acquired intangible assets. On March 18, 2004, we acquired Docent, Inc. and assigned a fair value of $11.3 million to acquired intangibles assets. These intangible assets are being amortized over periods from one year to six years based on the estimated cash flows from the underlying assets.

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

In the six-months ended June 30, 2006, amortization of intangible assets increased $2.4 million, or 114%, to $4.5 million, from $2.1 million in the comparable period in 2005. The increase in the six-months ended June 30, 2006 is due to the addition of intangible assets from the acquisition of Pathlore in October 2005, amortized at $3.2 million, offset by reduced amortization of $0.8 million from the comparable period in 2005 from the March 2004, Docent acquisition.

Gross Margin

The following tables are a summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

Comparison of Gross Margin for the Three-Months Ended June 30, 2006 and 2005

	Three-months Ended
	June 30, 2006	June 30, 2005
Gross margin
License	$7,403	$4,408
Percentage of license revenue	97.8%	86.2%
Service and maintenance	8,840	5,939
Percentage of service and maintenance revenue	50.4%	55.1%
Amortization of intangible assets	(2,169)	(711)
Percentage of license revenue	(28.7)%	(13.9)%

Total	$14,074	$9,636
Percentage of net sales	56.1%	60.7%

Gross margin for license, exclusive of amortization of intangible assets, in the three-months ended June 30, 2006, was 98% and 86% in the comparable period in 2005. The lower margin in the prior year was the result of the purchase of software from a third party to support a large license revenue transaction. Gross margin for license, inclusive of amortization of intangible assets, was at 69% and 72% for 2006 and 2005, respectively, due to the increase in intangible assets amortization described above, offset by the reduction in purchased third party software in the current year.

Gross margin for service and maintenance decreased to 50% in the three-months ended June 30, 2006 from 55% in the comparable period in 2005. The decrease in gross margin percentage is due to increased headcount related to our continuing efforts to build out our service infrastructure, recurring costs to support the acquired Pathlore service revenue base but with the related service revenue carried at partial value due to purchase accounting adjustments, and other non-revenue generating cost increases including $0.2 million for stock-based compensation charges related to the adoption of SFAS 123(R).

Comparison of Gross Margin for the Six-Months Ended June 30, 2006 and 2005

	Six-months Ended
	June 30, 2006	June 30, 2005
Gross margin
License	$14,502	$9,797
Percentage of license revenue	97.7%	91.9%
Service and maintenance	17,150	11,970
Percentage of service and maintenance revenue	49.6%	54.5%
Amortization of intangible assets	(4,496)	(2,099)
Percentage of license revenue	(30.3)%	(19.7)%

Total	$27,156	$19,668
Percentage of net sales	55.0%	60.3%

Gross margin for license, exclusive of amortization of intangible assets, in the six-months ended June 30, 2006, was 98% and 92% in the comparable period in 2005. The lower margin in the prior year was the result of the purchase of software from a third party to support a large license revenue transaction. Gross margin for license, inclusive of amortization of intangible assets, was at 67% and 72% for 2006 and 2005, respectively, due to the increase in intangible assets amortization described above, offset by the reduction in purchased third party software in the current year.

Gross margin for service and maintenance decreased to 50% in the six-months ended June 30, 2006 from 55% in the comparable period in 2005. The decrease in gross margin percentage is due to increased headcount related to our continuing efforts to build out our service infrastructure, recurring costs to support the acquired Pathlore service revenue base but with the related service revenue carried at partial value due to purchase accounting adjustments, and other non-revenue generating cost increases including $0.5 million for stock-based compensation charges related to the adoption of SFAS 123(R).

Operating Expenses

The following tables are a summary of research and development, sales and marketing and general and administrative expenses (in thousands, except percentages):

Comparison of Operating Expenses for the Three-Months Ended June 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Research and development	$4,039	$2,909	$1,130	38.8%
Percentage of net sales	16.1%	18.3%
Sales and marketing	7,622	5,923	1,699	28.7%
Percentage of net sales	30.4%	37.3%
General and administrative	4,741	4,013	728	18.1%
Percentage of net sales	18.9%	25.3%

Total	$16,402	$12,845	$3,557	27.7%
Percentage of net sales	65.3%	80.9%

Research and development. In the three-months ended June 30, 2006, total research and development increased $1.1 million, or 39%, to $4.0 million, from $2.9 million in the comparable period in 2005. Expenses relating to research and development personnel in the three-months ended June 30, 2006 increased $0.6 million, or 29%, to $2.7 million, from $2.1 million in the comparable period in 2005, due to increased salary costs for additional personnel including those resulting from the acquisition of Pathlore, and increased staffing in India. Consulting expenses in the three-months ended June 30, 2006 increased to $0.3 million, from $0.1 million in the comparable period in 2005. Additional staff and consultants were needed to support work on our product platform specifically on our second quarter of 2006 release of SumTotal 7.2. Facility and equipment expenses in the three-months ended June 30, 2006 increased to $0.7 million, from $0.6 million in the comparable period in 2005. Stock-based compensation expense in the three-months ended June 30, 2006 increased by $0.1 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect research and development expenses to increase slightly in absolute dollars through the end of fiscal 2006 due to additional consulting services and additional hiring relating to future versions of SumTotal 7.x Series.

Sales and marketing. In the three-months ended June 30, 2006, total sales and marketing expenses increased $1.7 million, or 29%, to $7.6 million, from $5.9 million in the comparable period in 2005. Expenses relating to sales and marketing personnel in the three-months ended June 30, 2006 increased $1.1 million, or 28%, to $5.1 million, from $4.0 million in the comparable period in 2005, due to increased salary costs from additional personnel including those as a result of the acquisition of Pathlore, and higher commissions costs. Marketing programs expenses in the three-months ended June 30, 2006 increased $0.1 million from the comparable period in 2005. Travel expenses associated with increased staff in the three-months ended June 30, 2006 increased by $0.2 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended June 30, 2006 increased by $0.2 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect sales and marketing expenses to increase slightly in absolute dollars due to additional personnel and commissions costs throughout the remainder of fiscal 2006.

General and administrative. In the three-months ended June 30, 2006, total general and administrative cost increased $0.7 million, or 18%, to $4.7 million, from $4.0 million in the comparable period in 2005. For the three-months ended June 30, 2006, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $0.9 million, or 82%, to $0.2 million, from $1.1 million in the comparable period in 2005. Audit costs decreased $0.1 million, or 25%, to $0.3 million, from $0.4 million in the comparable period in 2005. Expenses relating to general and administrative personnel in the three-months ended June 30, 2006 increased $1.3 million, or 72%, to $3.1 million, from $1.8 million in the comparable period in 2005. The increased costs were related to increased salaries and related expenses for additional staff to support the Pathlore acquisition of $0.5 million and increased staff to support growth in our internal infrastructure and performance related bonuses, the sum of which was $0.8 million. The remaining increase of $0.5 million was related to an increase in stock-based compensation expense of $0.3 million due to the adoption of SFAS No. 123(R) and increases in miscellaneous and other expenses of $0.2 million in 2006 from the comparable period in 2005.

We expect general and administrative expenses to increase slightly in absolute dollars throughout the remainder of fiscal 2006.

Comparison of Operating Expenses for the Six-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Research and development	$8,138	$5,829	$2,309	39.6%
Percentage of net sales	16.5%	17.9%
Sales and marketing	14,865	12,127	2,738	22.6%
Percentage of net sales	30.1%	37.2%
General and administrative	10,552	7,641	2,911	38.1%
Percentage of net sales	21.4%	23.4%

Total	$33,555	$25,597	$7,958	31.1%
Percentage of net sales	67.9%	78.5%

Research and development. In the six-months ended June 30, 2006, total research and development increased $2.3 million, or 40%, to $8.1 million, from $5.8 million in the comparable period in 2005. Expenses relating to research and development personnel increased $1.3 million, or 32%, to $5.4 million, from $4.1 million in the comparable period in 2005, due to increased salary costs for additional personnel including those resulting from the acquisition of Pathlore, and increased staffing in India. Consulting expenses in the six-months ended June 30, 2006 increased to $0.7 million, from $0.3 million in the comparable period in 2005. Additional staff and consultants were needed to support work on our product platform specifically on our Q206 product release, SumTotal 7.2. Facility and equipment expenses in the six-months ended June 30, 2006 increased to $1.4 million, from $1.1 million in the comparable period in 2005. Stock-based compensation expense in the six-months ended June 30, 2006 increased by $0.2 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect research and development expenses to increase slightly in absolute dollars through the end of fiscal 2006 due to additional consulting services and additional hiring relating to future versions of SumTotal 7.0 Series.

Sales and marketing. In the six-months ended June 30, 2006, total sales and marketing expenses increased $2.7 million, or 23%, to $14.9 million, from $12.1 million in the comparable period in 2005. Expenses relating to sales and marketing personnel in the six-months ended June 30, 2006 increased $1.6 million, or 20%, to $9.7 million, from $8.1 million in the comparable period in 2005, due to increased salary costs from additional personnel including those as a result of the acquisition of Pathlore, and higher commissions costs. Marketing programs expenses in the six-months ended June 30, 2006 increased $0.4 million from the comparable period in 2005. Travel expenses associated with increased staff in the six-months ended June 30, 2006 increased by $0.4 million from the comparable period in 2005. Stock-based compensation expense in the six-months ended June 30, 2006 increased by $0.3 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect sales and marketing expenses to increase slightly in absolute dollars due to additional personnel and commissions costs throughout the remainder of fiscal 2006.

General and administrative. In the six-months ended June 30, 2006, total general and administrative cost increased $2.9 million, or 38%, to $10.5 million, from $7.6 million in the comparable period in 2005. For the six-months ended June 30, 2006, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $0.9 million, or 47%, to $1.0 million, from $1.9 million in the comparable period in 2005. Expenses relating to general and administrative personnel in the six-months ended June 30, 2006 increased $2.5 million, or 69%, to $6.1 million, from $3.6 million in the comparable period in 2005. The increased costs were related to increased salaries and related expenses for additional staff to support the Pathlore acquisition of $1.2 million and increased staff to support growth in our internal infrastructure and performance related bonuses, the sum of which was $1.3 million. The remaining increase of $1.3 million was related to an increase in stock-based compensation expense of $0.6 million due to the adoption of SFAS No. 123(R), $0.2 million in audit and professional services, $0.2 million in recruiting related expenses and increases in miscellaneous and other expenses of $0.3 million in 2006 from the comparable period in 2005.

We expect general and administrative expenses to decrease slightly in absolute dollars throughout the remainder of fiscal 2006.

Non-Operating Expenses, Net

The following tables are a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

Comparison of Non-Operating Expenses, Net for the Three-Months Ended June 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Interest expense	$(431)	$(1)	$(430)	43,000%
Percentage of net sales	(1.7)%	0.0%
Interest income	189	190	(1)	(0.5)%
Percentage of net sales	0.8%	1.2%
Other income (expense), net	256	(326)	582	(178.5)%
Percentage of net sales	1.0%	(2.1)%

Total	$14	$(137)	$151	(110.2)%
Percentage of net sales	0.1%	(0.9)%

Interest expense. In the three-months ended June 30, 2006, interest expense was $431,000 compared to $1,000 in the comparable period in 2005. This is primarily due to the credit facility added to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility.

Interest income. In the three-months ended June 30, 2006, interest income was $189,000 and $190,000, respectively for 2006 and 2005. We expect this income to continue at comparable amounts as we plan to continue to manage our cash and short-term investment balances in a similar fashion.

Other income (expenses), net. In the three-months ended June 30, 2006, other income (expenses), net increased to $256,000 in 2006 from ($326,000) in 2005. The increase was primarily related to favorable movements in the foreign exchange rates during the second quarter of 2006 associated with our British Pound Sterling denominated assets compared to the same period in 2005. Beginning in the third quarter of 2006, we have adopted a forward exchange hedging program for US Dollar and British Pound Sterling contracts which we believe we minimize future fluctuations related to changes in these exchange rates.

Comparison of Non-Operating Expenses, Net for the Six-Months Ended June 30, 2006 and 2005

	Six-Months Ended		Variance in Dollars	Variance in Percent
	June 30, 2006	June 30, 2005
Interest expense	$(866)	$(1)	$(865)	86,500%
Percentage of net sales	(1.8)%	0.0%
Interest income	352	355	(3)	(0.8)%
Percentage of net sales	0.7%	1.1%
Other income (expense), net	180	(372)	552	(148.4)%
Percentage of net sales	0.4%	(1.1)%

Total	$(334)	$(18)	$(316)	1,755.6%
Percentage of net sales	(0.7)%	(0.1)%

Interest expense. In the six-months ended June 30, 2006, interest expense was $866,000 compared to $1,000 in the comparable period in 2005. This is primarily due to the credit facilities added to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility.

Interest income. In the six-months ended June 30, 2006, interest income remained consistent at $352,000 and $355,000, respectively for 2006 and 2005. We expect this income to continue at comparable amounts as we plan to continue to manage our cash and short-term investment balances in a similar fashion.

Other income (expenses), net. In the six-months ended June 30, 2006, other income (expenses), net increased to $180,000 in 2006 from ($372,000) in 2005. The increase was primarily related to favorable movements in the foreign exchange rates during the second quarter of 2006 associated with our British Pound Sterling denominated assets compared to the same period in 2005. Beginning in the third quarter of 2006, we have adopted a forward exchange hedging program for US Dollar and British Pound Sterling contracts which we believe we minimize future fluctuations related to changes in these exchange rates.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity were $19.4 million of cash and cash equivalents and $0.6 million of short-term investments. In addition we had $5.0 million available under our revolving credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”).

We believe that our available cash resources, combined with cash flows generated from revenue, will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next 12 months. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

On June 1, 2006, SumTotal Systems filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. If declared effective, the registration statement will allow SumTotal the flexibility to issue securities, which may consist of common stock, preferred stock, warrants, debt securities or any combination thereof, in one or more future offerings up to a maximum aggregate offering price of $75 million. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. Unless otherwise indicated in a prospectus supplement, the net proceeds from the sale of securities offered by SumTotal Systems under the prospectus may be used for general corporate purposes and working capital requirements. SumTotal Systems may also use all or a portion of the net proceeds to fund possible investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding such acquisitions or investments. SumTotal Systems may also use a portion of the net proceeds to repay or prepay indebtedness under its credit facility with Wells Fargo which was entered into in connection with SumTotal Systems’ acquisition of Pathlore Software Corporation.

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

Net cash provided by operating activities was $5.0 million in the six-months ended June 30, 2006. The cash provided during the period was primarily due to net decreases in accounts receivable of $4.3 million, net increase in deferred revenues of $1.1 million and stock based amortization of $2.0 million, partially offset by reductions in our accrued restructuring liability balance of $1.4 million. The net decrease in accounts receivable was due to stronger collections and better receivable management. The increase in deferred revenue was a result of increased bookings resulting from a larger customer base in the 2006 period as compared to the same period in 2005. The larger customer base was as a result of our increased sales and marketing efforts in addition to the Pathlore acquisition. The increase in stock-based amortization expense is a result of the adoption of SFAS 123(R) effective January 1, 2006. The reduction in the accrued restructuring liability is a result of the planned utilization of the restructuring reserves.

Net cash used in investing activities was $2.5 million in the six-months ended June 30, 2006, and was due to purchases of property and equipment related to our efforts to build our infrastructure to support our growing operations. These expenditures included approximately $1.3 million associated with fixed assets and leasehold improvements for SumTotal Systems new research and development facility in Hyderabad, India.

Net cash used in financing activities was $1.2 million in the six-months ended June 30, 2006 due to repayments on the Wells Fargo credit facility of $2.2 million offset by $1.0 million in net proceeds from the issuance of common stock through our ESPP and exercises of common stock options.

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo principally to fund a portion of the acquisition price, and to provide for its ongoing working capital requirements. For terms and details of the credit facility including the requirement that we maintain certain restrictive covenants, refer to Note 5 “Bank Credit Facility” in the unaudited Condensed Consolidated Financial Statements. For additional information regarding the terms and details of our significant payment commitments and contingencies, refer to Note 7 “Commitments and Contingencies” in the unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo’s base rate plus 2%, unless we elect to be charged at the LIBOR rate plus 3.5%. As of June 30, 2006,, we have elected to be charged at the LIBOR rate, which was 5.5% on June 30, 2006, resulting in a total interest rate of 9.0%. If market interest rates were to increase immediately and uniform by 10% from current levels at June 30, 2006, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. In the six-months ended June 30, 2006 international revenue from our foreign subsidiaries accounted for approximately 22% of total revenue, from 25% in the comparable period in 2005. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations in the six-months ended June 30, 2006 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because the material weaknesses described below and in our Form 10-K for the period ended December 31, 2005 were not fully remediated as of June 30, 2006.

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

(c) Changes in Internal Control Over Financial Reporting

During the first half of 2006 we undertook several initiatives to improve the internal control structure of the Company.

During the quarter ending March 31, 2006, management:

•	Appointed a Worldwide Director of Revenue to oversee the revenue recognition process, procedures and review of these transactions;

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations; and

•	Improved training for staff to ensure that account reconciliations and analyses are complete and accurate.

During the quarter ending June 30, 2006, management:

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations;

•	Continue to improve training for staff to ensure that roles and responsibilities are clearly defined and understood and that policies and procedures are being followed.;

•	Completed the integration of Pathlore;

•	Initiated an upgrade and enhancement of our automated accounting and reporting systems;

•	Established an internal audit function with the oversight and approval of our Audit Committee;

•	Reviewed and enhanced our accounting and reporting policies and procedures; and

•	Enhanced our ongoing formal internal control monitoring and testing program;

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

Item 1A. Risk Factors

Factors That May Affect Future Results of Operations

Set forth below and elsewhere in this and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. All forward-looking statements included in this report are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statement.

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

Risk of Impairment of Goodwill and Intangible Assets

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

Any significant adverse changes to the key assumptions about acquired businesses and their prospects or an adverse change in market conditions could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible asset balances as a percent of our total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to our reported results from operation and related financial statements.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and a customer’s purchase of our products and services often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue, and our revenue growth would be harmed. Many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these enterprise customers may have a significant impact on our revenues. In addition, we must allocate and expend resources prior to completing a sales transaction, with no guarantee that a particular sales transaction will be consummated, resulting in a failure to generate any revenue from these activities if the particular sales transaction is not consummated and potentially affecting our stock price as well.

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

Any future acquisitions we make, or attempt to make, could disrupt our business and harm our financial condition if we are not able to close an announced transaction or successfully integrate the acquired business in a timely manner.

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

The credit facility we established in conjunction with our acquisition of Pathlore requires compliance with certain restrictive covenants. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $15.3 million. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments, and change of control. There is no test of the financial covenants if the company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of June 30, 2006, we had $21.6 million comprising $16.6 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. In the event that our qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $15.3 million.

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

Our business may not generate the cash needed to finance our operations or growth, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain, or if we do, whether under the universal shelf registration we filed or otherwise, it may result in dilution to our current stockholder base.

Our recent acquisition of Pathlore decreased our cash position. If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions or investments, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. Therefore, we have filed a universal shelf registration statement on Form S-3 for an aggregate maximum offering of $75 million. We may be unable to obtain financing on terms favorable to us, or at all. If we are able to raise additional funds, if necessary, the issuance of additional shares may result in investor dilution. Further, it may be more difficult to obtain additional financing because of our credit facility, whether under the Form S-3 or otherwise. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenues and stock price.

If we fail to mitigate our risk in foreign exchange fluctuations with the hedging contracts that we enter into, our statement of operations may be negatively impacted, which could in turn result in loss of investor confidence.

Given the international nature of our business, we have assets and liabilities denominated in foreign currencies, and are therefore subject to losses due to fluctuations in foreign exchange rates. We have entered into, and will likely in the future enter into, forward foreign exchange hedging contracts in an attempt to mitigate such foreign exchange currency risk. If we fail to estimate such exposures accurately, then this could negatively affect our statement of operations, may cause a loss in investor confidence, and therefore a decrease in our stock price.

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

We introduced SumTotal 7.0 in December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in April 2006, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement SumTotal 7.x Series. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington, Mountain View, California, and Hyderabad, India. If we fail to successfully manage the transition to this new product offering, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. These legal protections afford only limited protection for our technology. We do not rely on patents to protect our intellectual property either in the United States or in foreign jurisdictions. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

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

There are relatively low barriers to entry in the business performance and learning technology market, and we expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could seriously harm our business and financial results.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including: (1) actual or anticipated variations in quarterly operating results; (2) changes in financial estimates or recommendations by securities analysts; (3) compliance with Sarbanes-Oxley and, in particular, Sarbanes-Oxley Section 404, including the cost of identifying and remedying significant deficiencies and material weaknesses in our internal controls; (4) conditions or trends in business performance and learning management markets; (5) announcements by us or our competitors of significant customer wins, technological innovations, new products or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments; (6) failure to accurately forecast our sales, especially since we rely on the sales of a small number of relatively large orders; (7) the seasonal fluctuations of our customers’ buying decisions; (8) additions or departures of key personnel, including the recent departure of our President, and; (9) general market conditions.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $5.45 per share at the close of market on July 31, 2006. The carrying value of our goodwill and intangible assets on June 30, 2006 was $62.3 million and $21.2 million, respectively. A further sustained decline in our stock price could help trigger an impairment analysis, which then might result in an impairment based not only on stock price but other factors.

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations and competition for other personnel is competitive and getting more competitive.

Our success depends to a significant degree on the performance of the senior management team and other key employees. While our Section 16 officers were granted two-year retention agreements in October 2005, around the time our former chief executive officer resigned, there is no guarantee that such officers, as well as other employees, will remain employed with us. The loss of any of these individuals could harm our business. We do not have employment agreements other than offer letters with our executives or with any other key employee, and we do not maintain key person life insurance for any officer or key employee.

Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the software industry, particularly engineering and other technical personnel, is intense and is increasing, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.

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

Our internal control over financial reporting and disclosure controls and procedures may not be adequate to prevent or detect misstatements or errors.

For the fiscal years ended December 31, 2004 and 2005, management has concluded that our internal controls over financial reporting and disclosure controls have been ineffective due to material weaknesses in our internal control over financial reporting. While we continue to take steps to remediate material weaknesses and test the adequacy of our initiatives to remediate these material weaknesses, we cannot assure you that our efforts will be successful or that additional material weaknesses will not be found. If we are not successful in remediating these material weaknesses or if other material weaknesses are found, we cannot assure you that our financial statements will be error free. If errors are found in the financial statements that we file with the Securities and Exchange Commission, we may be required to restate those financial statements which could result in a loss of investor confidence in us, cause our stock price to decline and subject us to costly litigation.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud because, in addition to resource constraints, there are inherent limitations of all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not, for instance, be able to recognize revenue we expected to recognize; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely harm our financial results and may result in a decline in the price of our common stock.

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

While we believe that we are in compliance with SOP No. 97-2, Software Revenue Recognition, as amended, the AICPA continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

The FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, we may have significant compensation charges. For example, in the first fiscal half of 2006, we recorded total stock-based compensation under SFAS No. 123(R) of $2.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2006, SumTotal Systems, Inc. entered into a settlement agreement with IpLearn, LLC with respect to pending litigation involving alleged patent infringement. As part of a broader settlement agreement among the parties to this matter and in consideration of, among other things, a release from all claims related to this litigation, certain licenses and covenants not to sue, SumTotal agreed to pay IpLearn $3.5 million over 3 years and to issue 50,000 shares of SumTotal common stock to IpLearn. The settlement agreement was entered into for the primary purpose of resolving contested claims and disputes, as well as avoiding the substantial cost, expenses and uncertainties associated with protracted and complex litigation. The settlement agreement does not contain any finding of fault or admission of wrongdoing or liability on the part of SumTotal. SumTotal relied on the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided by Section 4(2) thereof for the issuance of the shares of SumTotal common stock to IpLearn.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of SumTotal Systems, Inc. was held on Friday, June 9, 2006, at the Company’s Corporate Headquarters in Mountain View, California. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect three (3) Class II Directors to hold office until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified or until such Directors’ death, resignation or removal. Voting results were as follows:

	Votes For		Votes Withheld
John Coné	21,574,181	85.7%	288,043	1.1%
Donald E. Fowler	21,684,875	86.1%	177,349	0.7%
Ali Kutay	21,473,140	85.3%	389,084	1.55%

The Company’s Class I Directors continuing in office until the 2008 Annual Meeting are Jack Acosta and Vijay Vashee. The Class III Directors continuing in office until the 2007 Annual Meeting are Sally Narodick, Kevin Oakes and Stephen Thomas.

2. To consider and vote upon a proposal to approve the amendment to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) increasing the number of shares reserved for issuance under the 2004 Plan by 1,500,000 shares. Voting results were as follows:

	Votes For	Votes Against	Votes Abstained
Proposal to approve the amendment to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) increasing the number of shares reserved for issuance under the 2004 Plan by 1,500,000 shares.	11,938,895	1,732,044	118,215

3. To ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006. Voting results were as follows:

	Votes For	Votes Against	Votes Abstained
To ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006.	21,753,373	99,362	9,489

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.16	*Amended and Restated Equity Incentive Plan, dated June 9, 2006

10.17	*Section 16 Officers’ Compensation (incorporated by reference to Form 8-K filed on June 12, 2006)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 9, 2006	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)