Form 10-Q/A
period 2006-06-30
SUMTOTAL SYSTEMS INC
filed 2006-09-15
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended June 30, 2006

Explanatory Note

The Company is hereby amending its Form 10-Q for the quarter ended June 30, 2006 to revise the disclosure regarding Controls and Procedures in Part I, Item 4 and a related risk factor in Part II, Item 1A.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because the three material weaknesses described below and in our Form 10-K for the period ended December 31, 2005 were not fully remediated as of June 30, 2006.

To address the three material weaknesses described below, we performed additional analyses and other post-closing substantive management review procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. These included detailed reviews by the Corporate Controller and/or the Chief Financial Officer of (i) all significant revenue transactions, (ii) aged receivables to determine collectibility, (iii) invoices received after the end of the period to ensure that accruals were appropriate, and (iv) analyses and/or reconciliations of all material balance sheet and statement of operations accounts. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

These were originally discovered by management during its documentation, testing and evaluation of internal controls over financial reporting as of December 31, 2004. This initial review occurred during the period May 2004 through July 2005. Management further determined that the material weakness still existed as of December 31, 2005 during its documentation, testing and evaluation of internal controls over financial reporting that occurred during the period from August 2005 through March 2006.

Individually the control deficiencies did not rise to the level of a material control weakness but in aggregate these deficiencies resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, control deficiencies were noted in the following areas:

•	Review of journal entries, supporting documentation, calculations and assumptions used to prepare the financial statements and account analyses. The summary sheet of the work papers supporting our annual goodwill and intangible asset impairment analysis contained an error that was not noted during the review and approval process. Additionally, the final bad debt reserve analysis was not updated to reflect changes made to the related final accounts receivable reconciliation.

•	Security protection, input data accuracy and logic review over certain spreadsheets used in period-end accounting, analysis and reporting. There was a lack of password protection, version control, and review of the underlying formulas and data logic review for the spreadsheets related to our restructuring reserve analysis, pro-forma stock based compensation analysis, and certain vendor specific objective evidence analyses.

•	Review of stock option information and assumptions input into third party software and reconciliations to ensure data integrity. There was no evidence of documented review for one stock option grant made during the year. Additionally, there was inadequate evidence of review of the interest rate, volatility and options life assumptions input into our third party software system.

•	Review of period-end accruals and reconciliations in the procurement cycle. There were unexplained reconciling differences in one of the underlying account reconciliations. Additionally, there was inadequate documentation of the review and approval of miscellaneous expense reimbursements.

2.	Inadequate controls over revenue.

These were originally discovered by management during its documentation, testing and evaluation of internal controls over financial reporting as of December 31, 2004. This initial review occurred during the period May 2004 through July 2005. Management further determined that the material weakness still existed as of December 31, 2005 during its documentation, testing and evaluation of internal controls over financial reporting that occurred during the period from August 2005 through March 2006.

Certain key controls and review procedures over accounting for revenue were not functioning effectively. Specifically,

•	Documentation of certain revenue recognition decisions was lacking. Formal evidence of timely review and approval of certain revenue recognition decisions was inconsistent and inadequate.

•	Review procedures over the application of revenue recognition policies for software license and service arrangements were inadequate. There were errors in our documentation of the application of revenue recognition policies to certain software and service arrangements. Additionally, there were errors in the reconciliations of certain deferred revenue accounts which were not noted during the review and approval process.

•	Review procedures over the accounting for service projects, such as the review of documentation supporting project milestone delivery or professional service hours rendered were inadequate. There was insufficient evidence of project set-up review and approval for certain service arrangements. Additionally, there was inadequate review and approval of third party time and expense for a certain service arrangement.

•	Review procedures relating to royalty customer listings, fixed price contracts and the application of cash receipts were inadequate. There was inadequate evidence of timely review and approval of the set-up of certain customer royalty and fixed price arrangements. Additionally, there was inadequate evidence of timely review and approval of our posting of cash receipts.

•	Review procedures relating to shipping documentation for the accuracy of revenue cut-off were inadequate. There was inadequate evidence of timely review and approval and shipping documentation related to certain revenue transactions that occurred during the cut-off period in the third quarter of 2005. Although this was corrected as of December 31, 2005 there was inadequate data available for testing to conclude that the deficiency had been corrected as of year-end.

3.	Inadequate controls over integration of business acquired.

We had inadequate review procedures and controls surrounding the fourth quarter acquisition and integration of Pathlore. These were discovered by the Company’s independent registered public accounting firm during its audit of the financial statements and internal control over financial reporting for the fiscal year ended December 31, 2005.

•	Certain differences in accounting policies were not initially correctly and completely harmonized prior to year-end, resulting in adjustments as of December 31, 2005. These differences were conforming the calculation of the bad debt reserve at Pathlore to the same methodology as SumTotal, adjusting the calculation of maintenance and hosting revenue recognized to a daily proration for partial months and correctly netting down billed amounts which were not contractually committed reducing receivables and deferred revenue by the same amount

•	Certain of the acquisition-related adjusting journal entries were not reviewed by the appropriate level of management. The work papers calculating the allocation of purchase price to underlying assets were reviewed and approved. However, the journal entries reflecting this work were not approved.

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

(c) Changes in Internal Control Over Financial Reporting

During 2005 and the first half of 2006 we designed and implemented numerous initiatives to improve the internal control structure of the Company. The parties responsible for designing and implementing the initiatives referenced below are the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and Audit Committee of our Board of Directors. Commencing in March 2005, we began the process of designing and creating the initiatives described below to remediate the material weaknesses identified in our Form 10-K for the years ended December 31, 2004 and 2005. The Chief Financial Officer was responsible for assigning actions to appropriate personnel within the accounting and information technology functions.

The following initiatives were created and implemented in fiscal year 2005 to address the material control weaknesses identified as of December 31, 2004 and to generally improve the Company’s internal controls over financial reporting.

With respect to Company level controls, the Company fully remediated, by December 31, 2005, the material control weakness identified in our Form 10-K for the year ended December 31, 2004 by creating and implementing the following initiatives:

•	strengthened its internal controls over financial reporting throughout its management structure. This included adding additional members to its Disclosure Committee, increasing the time spent by the executive staff in reviewing and discussing the Company’s periodic filings and convening more frequent Audit Committee meetings. These changes were initiated to provide for a more robust review and analysis of the Company’s periodic filings;

•	hired additional finance and accounting personnel with expertise in U.S. generally accepted accounting principles, including two senior financial positions – one in Europe and one in the U.S., upgrading and adding staff to the accounting function at the manager and accountant level and engaging three experienced consultants to provide additional technical expertise as needed;

•	strengthened its risk assessment controls, including mechanisms for anticipating and identifying financial reporting risks and for reacting to changes in the operating environment that could have a material effect on financial reporting . A large part of the additional time spent by executive management and the Audit Committee was focused on risk assessment and, in particular, in reviewing the risk factors disclosed in the Company’s periodic filings;

•	communicated the importance of internal controls and employee duties and responsibilities. The Company held internal training sessions with employees and discussed internal controls at Company-wide employee meetings; and

•	implemented procedures surrounding its access controls and segregation of duties between key IT functions. This included segregating the roles of system administrators and users, restricting access to individual modules within the accounting function, segregating duties between network and application administrators, restricting access, implementing peer reviews, and requiring additional approvals for changes to applications and related databases.

With respect to segregation of duties, the Company fully remediated, by December 31, 2005, the material control weakness identified in our Form 10-K for the year ended December 31, 2004 by creating and implementing procedures and controls surrounding segregation of duties within its purchasing, disbursement and payroll processes and accounting system. This included the development of a segregation of duties matrix, reassignment of certain duties where the analysis indicated that there was not adequate segregation of duties, and restriction of access to certain accounting modules. In addition, the Company performed an analysis of customer and vendor accounts to ensure their existence and validity.

With respect to financial statement preparation and review procedures, the Company believes that it has remediated, by December 31, 2005, the material control weakness identified in our Form 10-K for the year ended December 31, 2004 by creating and implementing strengthened procedures surrounding the level of supporting documentation, review and supervision within the accounting and finance departments, and preparation and review of footnote disclosures. All reviews are fully documented and dated, and believed to be effective. However, deficiencies related to our reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls remained as of December 31, 2005. Individually, the control deficiencies did not rise to the level of a material control weakness but in aggregate, these deficiencies resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

With respect to purchases, payroll and disbursements, the Company fully remediated, by December 31, 2005, the material control weakness identified in our Form 10-K for the year ended December 31, 2004 by creating and implementing the following initiatives:

•	strengthened controls and approvals surrounding wire transfers and transfers between investment accounts and the payment of invoices. This included adding a requirement for a second approver on all wire transfers and more rigorous enforcement of the authority levels for approving invoices;

•	enhanced policies surrounding purchase orders. In particular, the Company enforced the Company policy that requires initiation of a purchase order before vendors are engaged to provide goods and services and further clarified which types of expenses could be paid without a purchase order;

•	improved the review process of employee expense reports to ensure that exceptions to the policy were appropriately reviewed and approved; and

•	improved the procedures surrounding the review and approval of commission payments to provide a more detailed review of the calculations as well as to ensure the reviews of commission payments were properly documented.

With respect to accounting for investments, the Company fully remediated, by December 31, 2005, the material control weakness identified in our Form 10-K for the year ended December 31, 2004 by creating and implementing strengthened policies and procedures regarding the review of investments managed by a third party. In particular, the Company ensured that there was a review of compliance with the Company’s investment policy and a review to ensure the correct classification of the investments on the balance sheet.

During the quarter ended March 31, 2006, the Company:

•	Appointed a Worldwide Director of Revenue to oversee the revenue recognition process, procedures and review of these transactions. The Worldwide Director was appointed by the Company’s CFO and reports to the Company’s Corporate Controller.

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired a payroll accountant and a general accountant, both of whom report to and are supervised by the Company’s accounting manager. We also hired a revenue recognition supervisor reporting directly to our Worldwide Director, and a manager of credit and collections reporting to our Corporate Controller.

•	Improved training for staff to ensure that account reconciliations and analyses are complete and accurate. We conducted accounting department training regarding the required format and content of the documentation for our account reconciliations and supporting analysis. This training was reviewed and approved by our CFO and conducted by our Corporate Controller.

During the quarter ended June 30, 2006, the Company:

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired an accounts payable accountant and an accounting supervisor, both of whom report to and are supervised by our accounting manager. We also hired an additional credit and collections specialist, who reports to our manager of credit and collections, and additional staff in the revenue accounting team.

•	Continued to improve training for staff to ensure that roles and responsibilities are clearly defined and understood and that policies and procedures are being followed. This training was provided to all accounting and finance personnel and was performed by our Corporate Controller with the assistance of the internal audit function. This training was reviewed and approved by the Chief Financial Officer.

•	Completed the integration of Pathlore. All transactions are now processed through the same systems and controls as other parts of the business This integration was supervised and monitored by the Corporate Controller.

•	Initiated an upgrade and enhancement of our automated accounting and reporting systems that included improved internal controls, in particular with respect to segregation of duties. This upgrade was reviewed and approved by our IT Steering Committee and under the direction of our Director of Finance.

•	Established an internal audit function reporting directly to the Audit Committee.

•	Reviewed and enhanced our accounting and reporting policies and procedures. This was performed under the review and direction of our Chief Financial Officer and supervised by our Corporate Controller.

•	Enhanced our ongoing formal internal control monitoring and testing program. This was performed via the establishment of an internal audit function under the direction and approval of the Company’s Audit Committee. The Director of Internal Audit meets approximately twice each month with the Chief Executive Officer and Chief Financial Officer to discuss and report on the status of the Company’s internal controls and meets approximately once per quarter with the Audit Committee.

These initiatives are part of our overall program that is intended to remediate all material control weaknesses by December 31, 2006. Management believes that it has developed and implemented the requisite initiatives to fully remediate all previously identified material control weaknesses, but the material control weaknesses identified in our Form 10-K for fiscal year 2005 related to (a) inadequate reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls; (b) inadequate controls over revenue; and (c) inadequate controls over integration, remain subject to testing. Management has and will continue to test and evaluate these controls throughout the remainder of the year in order to enable management to make a conclusion, as of December 31, 2006, as to whether the initiatives were effective in fully remediating these remaining material control weaknesses.

PART II—OTHER INFORMATION

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

Our internal control over financial reporting and disclosure controls and procedures are not effective and may not be adequate to prevent or detect misstatements or errors, which could cause us to have to restate our financial statements and cause our stock price to decline or subject us to costly litigation.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased, and will continue to increase our expenses as we devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures, and it imposes comprehensive reporting and disclosure requirements; sets stricter independence and financial expertise standards for audit committee members; and imposes increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. In addition, the NASDAQ Global Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. While we are endeavoring to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. For example, we incurred over $4.0 million dollars in fiscal 2005 on compliance costs related to the Sarbanes-Oxley Act which directly increased our general and administrative operating expenses and contributed to our loss from operations in fiscal 2005. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

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

Item 6. Exhibits

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.16	*Amended and Restated Equity Incentive Plan, dated June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed August 9, 2006)

10.17	*Section 16 Officers’ Compensation (incorporated by reference to Form 8-K filed on June 12, 2006)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

September 15, 2006	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.16	*Amended and Restated Equity Incentive Plan, dated June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed August 9, 2006)

10.17	*Section 16 Officers’ Compensation (incorporated by reference to Form 8-K filed on June 12, 2006)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.
**	Previously filed.