Form 10-Q
period 2006-09-30
SUMTOTAL SYSTEMS INC
filed 2006-11-09
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, including shares held in escrow, as of October 31, 2006 was approximately 25,805,523 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended September 30, 2006

Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital and capital expense and business expansion requirements for at least the next 12 months; our belief that current litigation and other legal proceedings will not have a material adverse effect on our business, operating results and financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7.x Series; revenue recognition; continued growth in our revenues from our professional service organization; the ability of our hedging program to reduce fluctuations caused by changes in exchange rates; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, interest income and expense, profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,449	$18,356
Restricted cash	23	133
Short-term investments	4,175	657
Accounts receivable, net of allowance for sales returns and doubtful accounts of $893 and $1,407, respectively	23,201	25,207
Prepaid expenses and other current assets	3,431	3,484

Total current assets	44,279	47,837

Property and equipment, net	5,355	4,210
Goodwill	62,306	62,306
Intangible assets, net	19,119	25,705
Other assets	1,095	1,489

Total assets	$132,154	$141,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,720	$2,845
Accrued compensation and benefits	6,534	5,509
Other accrued liabilities	4,303	4,048
Restructuring accrual	997	1,831
Deferred revenue	24,931	26,354
Liability for litigation settlement	1,039	970
Notes payable	4,375	4,877

Total current liabilities	45,899	46,434

Non-current liabilities:
Other accrued liabilities, non-current	235	176
Restructuring accrual, non-current	30	808
Deferred revenue, non-current	461	369
Liability for litigation settlement, non-current	1,634	2,333
Notes payable, non-current	9,844	13,125

Total liabilities	58,103	63,245

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	346,884	342,041
Deferred stock-based compensation	—	(804)
Accumulated other comprehensive income (loss)	(124)	356
Accumulated deficit	(272,735)	(263,316)

Total stockholders’ equity	74,051	78,302

Total liabilities and stockholders’ equity	$132,154	$141,547

Refer to the accompanying Notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License	$7,169	$6,629	$22,014	$17,286
Service and maintenance	19,785	11,780	54,346	33,750

Total revenue	26,954	18,409	76,360	51,036

Cost of revenue:
License	289	212	632	1,072
Service and maintenance	9,849	5,368	27,260	15,368
Amortization of intangible assets	2,090	742	6,586	2,841

Total cost of revenue	12,228	6,322	34,478	19,281

Gross margin	14,726	12,087	41,882	31,755

Operating expenses:
Research and development	4,572	3,068	12,711	8,897
Sales and marketing	7,895	5,673	22,760	17,800
General and administrative	4,571	3,288	15,123	10,929
Restructuring charge	68	—	68	—

Total operating expenses	17,106	12,029	50,662	37,626

Income (loss) from operations	(2,380)	58	(8,780)	(5,871)

Interest expense	(429)	(4)	(1,295)	(5)
Interest income	180	227	532	582
Other income (expense), net	(49)	(121)	131	(493)

Income (loss) before provision for income taxes	(2,678)	160	(9,412)	(5,787)
Provision for income taxes	12	29	7	60

Net income (loss)	$(2,690)	$131	$(9,419)	$(5,847)

Net income (loss) per share, basic	$(0.11)	$0.01	$(0.38)	$(0.28)

Net income (loss) per share, diluted	$(0.11)	$0.01	$(0.38)	$(0.28)

Weighted average common shares outstanding, basic	25,131	21,207	24,914	20,973

Weighted average common shares outstanding, diluted	25,131	21,550	24,914	20,973

Refer to the accompanying notes to the Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,419)	$(5,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,159	1,320
Amortization of acquired intangible assets	6,586	2,841
Accretion of interest on short-term investments	(30)	(121)
Loss on disposal of property and equipment	—	49
Provision for (recovery of) sales returns and doubtful accounts	(175)	197
Stock-based compensation	3,128	712
Changes in operating assets and liabilities:
Accounts receivable, net	2,571	4,462
Prepaid expenses and other assets	80	(485)
Other assets	404	7
Accounts payable	845	(1,173)
Accrued compensation and benefits	980	(1,703)
Other accrued liabilities	238	185
Restructuring accrual	(1,612)	(402)
Liability for litigation settlement	(449)	—
Deferred revenue	(1,684)	888

Net cash provided by operating activities	3,622	930

Cash flows from investing activities:
Purchases of property and equipment	(3,276)	(2,322)
Proceeds on disposal of property and equipment	—	19
Release of restricted cash	110	—
Costs associated with acquisition	—	(1,723)
Purchases of short-term investments	(4,502)	(6,877)
Maturities of short-term investments	1,014	12,516

Net cash provided by (used in) investing activities	(6,654)	1,613

Cash flows from financing activities:
Payments on notes payable	(3,783)	—
Net proceeds from the issuance of common stock and exercises of common stock options	2,338	1,085

Net cash provided by (used in) financing activities	(1,445)	1,085

Effect of foreign exchange rate changes on cash	(430)	418

Net increase (decrease) in cash and cash equivalents	(4,907)	4,046
Cash and cash equivalents at beginning of period	18,356	25,508

Cash and cash equivalents at end of period	$13,449	$29,554

Supplemental disclosure of cash flow information
Interest paid	$990	$5

Income taxes paid	$9	$52

Refer to the accompanying notes to the Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. (“SumTotal Systems” or the “Company”) develops, markets, distributes and supports an integrated suite of enterprise learning software products. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc. (“Click2learn”).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2006, and for the three and nine-month periods ended September 30, 2006 and 2005 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other insignificant amounts have been reclassified to conform to the current period presentation. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”

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

SumTotal Systems assesses whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history with the customer, the geographic location of the customer, and the financial viability of the customer. SumTotal Systems does not request nor does it require collateral from customers. If at the time of the transaction the determination is made, collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured, which is deemed to have occurred when payment has been received.

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions, and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include significant customization or consulting services, delivery is deemed to occur when the product is shipped to the customer or made available over the internet via the delivery of a key for downloading. Services and consulting arrangements that are not essential to the functionality of the licensed product, if any, are recognized as revenue, if VSOE exists, as these services are provided. Delivery of time-based licenses, subscription license bundles, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, SumTotal Systems recognizes revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue and costs are recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.

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

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee. Based on the criteria outlined in Emerging Issues Task Force (“EITF”) No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware. EITF No. 00-03, SumTotal Systems has determined that its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

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

Revenues from sales of third-party products net of royalties, are recorded in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with EITF No. 99-19, SumTotal Systems evaluates sales through the indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not SumTotal Systems: (1) acts as principal in the transaction;

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

Net Income (Loss) Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is anti-dilutive, due to SumTotal Systems’ net loss in certain periods. There were also 391,665 shares held in escrow for the Pathlore Software Corporation (“Pathlore”) acquisition that are also not included in the weighted average number of common shares outstanding during 2006 for both basic and diluted net loss per share. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine-months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,690)	$131	$(9,419)	$(5,847)

Weighted average common shares used to compute basic net income (loss) per share	25,131	21,207	24,914	20,973
Weighted average common shares used to compute diluted net income (loss) per share	25,131	21,550	24,914	20,973

Net income (loss) per share, basic	$(0.11)	$0.01	$(0.38)	$(0.28)
Net income (loss) per share, diluted	$(0.11)	$0.01	$(0.38)	$(0.28)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three and nine-months ended September 30, 2006 and 2005 (in thousands, except weighted average prices):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Options to acquire shares of common stock	2,755	3,335	2,827	4,313

Weighted average option price	$10.15	$10.71	$10.04	$8.94

Warrants to acquire shares of common stock	1,577	1,642	1,577	1,642

Weighted average warrant price	$7.67	$8.50	$7.67	$8.50

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The following table sets forth the components of comprehensive income (loss) for the three and nine-months ended September 30, 2006 and 2005 presented below (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,690)	$131	$(9,419)	$(5,847)
Unrealized gain (loss) on investments	2	(8)	2	(15)
Foreign currency translation adjustment	(100)	82	(480)	418

Comprehensive income (loss)	$(2,788)	$205	$(9,897)	$(5,444)

SumTotal Systems’ total comprehensive income (loss) for the nine-months ended September 30, 2006 and 2005 consisted of net loss, unrealized gains (losses) on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments of ($128,000) and $354,000 at September 30, 2006 and December 31, 2005, respectively, and an unrealized gain on investments of $4,000 and $2.000 at September 30, 2006 and December 31, 2005, respectively.

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

Restricted Stock

On May 26, 2005, the Compensation Committee of the Board of Directors of SumTotal Systems, Inc. granted to four senior executives a total of 275,000 shares of restricted stock with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years, and the remaining 50% after three years. Since the date of the grant, a total of 156,250 in unvested shares have been cancelled as a result of executives who left the employment of the Company prior to vesting. As of September 30, 2006, 43,750 shares have had restrictions released pursuant to the vesting provisions described above.

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

Stock-based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s unaudited condensed consolidated statements of operations, other than as related to restricted stock units and option grants to employees and directors with exercise prices below the fair market value of the underlying stock at the date of grant. Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statement of operations for the first nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate for the three and nine-months ended September 30, 2006, of approximately 11.85% was based on historical compound annual forfeiture experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine- months ended September 30, 2006. Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options, except for restricted stock, which is amortized on a multi-option accelerated method, consistent with the prior year. The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006
Risk-free interest rate	4.76%	4.94%

Expected volatility	98.55%	98.38%

Expected life (years)	6.25	6.25

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R) for the three and nine-months ended September 30, 2006 which was allocated as follows (in thousands):

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006
Cost of revenue	$272	$754

Research and development	138	382
Sales and marketing	288	783
General and administrative	420	1,209

Stock-based compensation expense included in operating expenses	846	2,374

Total stock-based compensation expense	$1,118	$3,128

The table below reflects net loss and basic and diluted net loss per share for the three and nine-months ended September 30, 2006 compared with the pro forma information for the three months and nine months ended September 30, 2005 as follows (in thousands except per-share amounts):

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2006		2005	2006		2005
Net income (loss), as reported in the prior period (1)	$	NA	$131	$	NA	$(5,847)
Stock-based compensation expense related to employee stock options (2)		(1,118)	(663)		(3,128)	(12,123)

Net loss, including the effect of stock-based compensation expense (3)		$(2,690)	$(532)		$(9,419)	$(17,970)

Basic and diluted net income (loss) per share as reported for the prior period (1)	$	NA	$0.01	$	NA	$(0.28)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)		$(0.11)	$(0.03)		$(0.38)	$(0.86)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because the Company did not adopt the fair value recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS No. 123 and is presented net of any related tax benefit.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS No. 123.

A summary of option and restricted stock activity under the Company’s stock equity plans during the nine months ended September 30, 2006 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,905	$7.24	7.72

Granted	1,144	6.11
Exercised	(462)	3.63
Cancelled	(671)	11.70

Outstanding at September 30, 2006	6,916	$6.86	7.61	$11,630

Exercisable at September 30, 2006	4,370	$7.82	6.74	$5,927

A summary of the status of the Company’s restricted stock units as of December 31, 2005 and changes during the nine months ended September 30, 2006 is as follows:

Non-vested restricted shares	Number of Shares (in thousands)	Weighted Average Grant – Date Fair Value
Non-vested at December 31, 2005	175	$4.30
Granted	—	—
Vested	(44)	4.30
Cancelled	(56)	4.30

Non-vested at September 30, 2006	75	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$ 1.07 -$ 4.34	1,272	6.96	$3.37	933	$3.09
$ 4.39 -$ 4.65	1,296	8.82	4.50	343	4.50
$ 4.67 -$ 6.05	1,158	8.82	5.58	339	5.30
$ 6.18 -$ 7.60	732	8.34	6.83	297	7.07
$ 7.62 -$ 7.62	1,336	7.54	7.62	1,336	7.62
$ 7.72 -$83.42	1,122	5.33	13.98	1,122	13.98

$ 1.07 -$83.42	6,916	7.61	$6.86	4,370	$7.82

The total intrinsic value of options exercised during the three and nine-months ended September 30, 2006 was approximately $568,000 and $1,207,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the three and nine months ended September 30, 2006 was approximately $143,000 and $239,000, respectively. The fair value of options and restricted stock vested was approximately $2.8 million for the nine months ended September 30, 2006. As of September 30, 2006, total unrecognized compensation costs related to non-vested stock options was $9.0 million, which is expected to be recognized as expense over a weighted average period of approximately three years. The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006, was $5.25 and $4.97, respectively.

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

	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2005
Risk-free interest rate	4.01%	3.99%

Expected volatility	106%	106% - 108%

Expected life (years)	1 day-4 years	1 day-4.19 years

Pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$131	$(5,847)
Add: Employee stock-based compensation expense included in reported net income ( loss)	329	712
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(992)	(12,835)

Pro forma net loss	$(532)	$(17,970)

Basic and diluted net income (loss) per share, as reported	$0.01	$(0.28)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.86)

Weighted average common shares outstanding, basic and diluted	21,207	20,973

In the three-months ended September 30, 2005, stock-based compensation expense relating to common stock options and restricted stock was $329,000 which consisted of the following: stock-based compensation expense relating to common stock options issued to former Docent employees of $119,000; stock-based compensation expense relating to restricted stock options issued to certain executives of $74,000; and stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees of $136,000.

In the nine-months ended September 30, 2005, SumTotal Systems recorded $712,000 in stock-based compensation expense relating to common stock options and restricted stock which consisted of the following: stock-based compensation expense relating to common stock options issued to former Docent employees of $472,000; stock-based compensation expense relating to restricted stock options issued to certain executives of $104,000; and stock-based compensation expense relating to the extension of the cancellation date for certain common stock options held by terminated employees of $136,000.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The effective date is the beginning of fiscal years beginning after December 15, 2006. Among many items of consideration under FIN No. 48, if a company takes a position, such as a deduction or a credit, on an income tax return and there is a possibility the position may not ultimately be sustained, that position is said to be uncertain. Computation of the required cumulative effect adjustment by that date may take a considerable level of effort. Management is in the process of evaluating whether FIN No. 48 will have an impact on the Company’s results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management will evaluate whether SFAS No. 155 will have an impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective during the Company’s 2007 fiscal year and the Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

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

Assets acquired:
Cash and cash equivalents	$3,282
Restricted cash	80
Accounts receivable	5,690
Prepaid expenses and other assets	420
Equipment and improvements, net	463
Goodwill	34,647
Identifiable Intangible assets	20,530
Other assets	173

65,285

Liabilities assumed:
Accounts payable	(1,008)
Accrued liabilities	(1,563)
Restructuring accrual	(1,488)
Deferred revenue	(4,028)
Notes payable	(2,035)
Provision for litigation settlement	(620)
Other liabilities	(1,626)

(12,368)

Total consideration	$52,917

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

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

Goodwill and intangible assets at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(7,842)	$2,899
Customer installed-base relationships	15,384	(3,621)	11,763
Customer hosted relationships	1,014	(514)	500
Customer contract relationships	7,975	(4,341)	3,634
Non-compete covenant	980	(657)	323

	$36,475	$(16,975)	$19,119

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,739	$(433)	$62,306

Intangible assets:
Acquired technology	$11,122	$(6,372)	$4,750
Customer installed-base relationships	15,384	(1,284)	14,100
Customer hosted relationships	1,014	(361)	653
Customer contract relationships	7,975	(2,471)	5,504
Non-compete covenant	980	(282)	698

	$36,475	$(10,770)	$25,705

There was no impairment of goodwill or intangible assets for the nine-months ended September 30, 2006 and 2005.

The following represents the expected future amortization of intangible assets as of September 30, 2006 (in thousands):

Amortization
Remainder of 2006	$2,090
2007	7,194
2008	4,593
2009	2,979
2010	1,470
2011	793

$19,119

Amortization expense related to intangible assets was approximately $2.1 million and $0.7 million in the three-months ended September 30, 2006 and 2005, respectively, and approximately $6.6 million and $2.8 million in the nine months-ended September 30, 2006 and 2005, respectively.

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

The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the London Interbank Offered rate (“LIBOR”) rate plus 3.5%. As of September 30, 2006, SumTotal Systems has elected to be charged at the LIBOR rate, which was 5.37% on September 30, 2006 resulting in a total interest rate of 8.87%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments, and on change of control. There is no test of the financial covenants if the Company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of September 30, 2006, SumTotal Systems had $20.7 million comprising $15.7 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. During July 2006, SumTotal Systems entered into an agreement with Wells Fargo Bank in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures the Company has related to foreign trade receivables. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement SumTotal will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes.

In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $14.2 million. In accordance with the terms of the Term Loan, during the nine months ended September 30, 2006, SumTotal made total payments of $4.2 million to Wells Fargo Foothill of which $3.3 million and $0.9 million were principal and interest, respectively.

NOTE 6: RESTRUCTURING

The following table depicts this restructuring activity for the nine-months ended September 30, 2006 (in thousands):

	December 31, 2005	Restructuring Charge	Cash Expenditures	September 30, 2006
Vacated facilities	$1,662	$68	$(923)	$807
Employee severance	742	—	(666)	76
Other	235	—	(91)	144

Total	$2,639	$68	$(1,680)	$1,027

The facility accruals were originally established at the combined net present value of lease payments, common area maintenance charges, estimated sublease income, and estimated sublease commission costs.

Accrued amounts for vacated facilities were paid over the lease terms of Framingham, Massachusetts (lease ended in January 2006), and Cupertino, California (lease ended in August 2006). Accrued amounts for vacated facilities are being paid over the lease term of Bellevue, Washington and Chicago, Illinois facilities, which will end December 2008 and May 2010, respectively, except as described in the following paragraph.

Fiscal 2006

Subsequent to September 30, 2006, SumTotal Systems negotiated what is expected to be a final lease termination agreement for its Chicago facility in which, for a lump sum payment of approximately $658,000, SumTotal Systems will effect a cancellation of the lease. The difference between the net remaining estimated lease liability and the termination settlement amount of $658,000 resulted in an accrual of $68,000 that has been accrued at September 30, 2006 as a restructuring charge in the third quarter of 2006. In addition, the entire Chicago-related accrual is reflected as a current liability as of September 30, 2006.

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

In October 2005, a portion of the Pathlore purchase price was allocated to $1,363,000 in employee severance costs and $1,512,000 to accrue future building lease commitments for buildings in Chicago, Illinois and Cupertino, California that were closed in October 2005, net of future estimated sublease income and $239,000 for a non-compete agreement on Pathlore’s books at the time of acquisition.

In November 2005, SumTotal Systems reversed $42,000 from the restructuring accrual and re-entered a part of the facility in Bellevue, Washington which was previously restructured.

NOTE 7: COMMITMENTS AND CONTINGENCIES

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2013. Rent expense under operating leases was approximately $624,000 and $575,000 during the three-months ended September 30, 2006 and 2005, respectively. Rent expense under operating leases was approximately $1,993,000 and $1,802,000 during the nine-months ended September 30, 2006 and 2005, respectively.

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

Revenues by geographic region which are based on the location of the customers are as follows for the three-months and nine-months ended September 30, 2006 and 2005 (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
United States	$22,395	$13,558	$60,973	$37,850
Other Americas	1,011	1,197	3,161	2,484

Total Americas	23,406	15,206	64,134	40,334
Europe	2,724	2,639	9,322	8,446
Asia/Pacific	824	1,015	2,904	2,256

	$26,954	$18,409	$76,360	$51,036

For the three-months ended September 30, 2006 and 2005, international revenues for SumTotal Systems accounted for approximately 17% and 26%, respectively, of total revenues. For the nine-months ended September 30, 2006 and 2005, international revenues for SumTotal Systems accounted for approximately 20% and 26%, respectively, of total revenues.

No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three-months or nine-months ended September 30, 2006 or 2005 except for one customer which accounted for 15% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2005.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at September 30, 2006.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	September 30, 2006	December 31, 2005
United States	$84,832	$90,347
Europe	274	292
India	1,640	929
Asia/Pacific	34	653

	$86,780	$92,221

NOTE 10: LEGAL SETTLEMENT

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn, LLC that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years, and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn. The settlement was reached with no admission of liability or wrongdoing by any party. As a result of the settlement agreement, SumTotal Systems recorded a charge of $2.7 million in 2005 based on the estimated present value of the total amount owed of $3.3 million, net of $0.6 million recoverable from the escrow account established in connection with the Pathlore acquisition. The $3.3 million is recorded on the December 31, 2005 balance sheet, as a $1.0 million current liability and a $2.3 million non-current liability and the $0.6 million recoverable from the escrow account is recorded in other current assets. During the second quarter of 2006, SumTotal Systems received the $0.6 in escrow funds that were recorded in other current assets. The September 30, 2006 current and non-current liability balances were $1.0 million and $1.6 million, respectively.

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

Refer to Note 10 “Legal Settlement” in the Notes to the unaudited Condensed Consolidated Financial Statements for additional detail.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the quarter ended September 30, 2006, we continued to implement our business strategy of (1) growing the core business at a rate higher than industry growth, (2) growing an Original Equipment Manufacturer (“OEM”) business as an incremental growth opportunity for the Company and (3) expanding our application reach to include more of the talent management market through partnerships, internal startups and strategic mergers and acquisitions. Much of our efforts for the latter two objectives are still in the planning and early implementation stages and the results of the quarter and nine-months ended September 30, 2006 reflect the success of the first business strategy.

Revenue increased to $27.0 million compared to $18.4 million in the same quarter one year ago. This reflects our success in acquiring new customers and selling additional licenses and services into our installed base including customers acquired as part of the purchase of Pathlore Software Corporation on October 4, 2005.

Gross margin increased to $14.7 million compared to $12.1 million in the same quarter one year ago. Despite the increase in absolute dollars gross margin percentage declined from 66% a year ago to 55% in the third quarter. The factors that contributed to this were: the additional amortization expense of acquired intangible assets associated with the acquisition of Pathlore resulted in increased amortization expense of $1.3 million; increased expenses associated with hiring additional service personnel to support both the legacy Pathlore installed base and the SumTotal installed base; increased stock-based compensation expenses of $0.2 million as a result of implementing SFAS No. 123(R), Share-Based Payments in 2006 as compared to the year ago quarter; and certain one-time costs of $0.3 million related to a customer satisfaction and remediation program aimed at reducing future long-term support costs. Going forward, as we renew former Pathlore support contracts at full value and realize the expected costs savings from our customer satisfaction program we believe that the margin should improve.

Operating expenses increased from $12.0 million in the year ago quarter to $17.1 million in the third quarter, or 42%. The increase was primarily related to increased expenses from research and development activities of $1.5 million, increased sales and marketing expenses of $2.2 million, and increased general and administrative expenses of $1.3 million. Included in these increases were increased stock-based compensation expenses of $0.6 million as a result of implementing SFAS No. 123(R), Share-Based Payments in 2006 as compared to the year ago quarter, and one-time charge in the current year’s quarter of approximately $0.3 million related to our sponsorship of a marketing and trade show event. The remainder of the increase was primarily related to additional costs required to support the addition of the Pathlore business and our other business growth initiatives.

As a result of the decrease in the third quarter’s gross margin and the increases in operating expenses, net loss for the quarter was $2.7 million compared to net income of $0.1 million in the third quarter of 2005. Despite this, cash generated from operations was $3.6 million for the nine months ended September 30, 2006, compared to $0.9 million for the comparable period a year ago, and we continue to generate positive cash flow from operations.

The balance sheet at September 30, 2006 remained comparable to the year-end balance sheet. Accounts receivable, net reduced from $25.2 million at December 31, 2005 to $23.2 million as of September 30, 2006 as a result of good collections, and we continued to make payments on the litigation and restructuring accruals and pay our quarterly Wells Fargo Foothill debt repayments of $3.3 million during 2006.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	restructuring;

•	valuation reserve for deferred tax assets;

•	business combination; and

•	stock-based compensation.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

We have had no other significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 28, 2006.

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months and nine-months ended September 30, 2006 and 2005:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License	26.6%	36.0%	28.8%	33.9%
Service and maintenance	73.4	64.0	71.2	66.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License and amortization of intangible assets	8.9	5.1	9.5	7.7
Service and maintenance	36.5	29.2	35.7	30.1

Total cost of revenue	45.4	34.3	45.2	37.8

Gross margin	54.6	65.7	54.8	62.2

Operating expenses:
Research and development	17.0	16.7	16.6	17.4
Sales and marketing	29.2	30.8	29.8	34.9
General and administrative	17.0	17.9	19.8	21.4
Restructuring charge	0.3	—	0.1	—

Total operating expenses	63.5	65.4	66.3	73.7
Net income (loss) from operations	(8.9)	0.3	(11.5)	(11.5)
Other income (expense), net	(1.1)	0.6	(0.8)	0.2

Net income (loss) before income taxes	(10.0)	0.9	(12.3)	(11.3)
Provision for income taxes	0.0	0.2	0.0	0.2

Net income (loss)	(10.0)%	0.7%	(12.3)%	(11.5)%

Revenue

Net sales, which include product and service revenue, for each region are summarized in the following tables (in thousands, except percentages):

Comparison of Revenue by Region for the Three-Months Ended September 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Revenue
United States	$22,395	$13,558	$8,837	65.2%
Percentage of net revenue	83.1%	73.6%
Other Americas	1,011	1,197	(186)	(15.5)%
Percentage of net revenue	3.8%	6.5%

Americas	23,406	14,755	8,651	58.6%
Percentage of net revenue	86.8%	80.2%
Europe	2,724	2,639	85	3.2%
Percentage of net revenue	10.1%	14.3%
Asia/Pacific	824	1,015	(191)	(18.8)%
Percentage of net revenue	3.1%	5.5%

Total	$26,954	$18,409	$8,545	46.4%

In the three-months ended September 30, 2006, revenue from the Americas grew $8.7 million and accounted for approximately 87% of the total revenue all of the growth. Approximately $3.8 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $4.9 million or 33% growth is the result of continued strong sales of the SumTotal 7.x product suite and related services.

Comparison of Revenue by Region for the Nine-Months Ended September 30, 2006 and 2005

	Nine-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Revenue
United States	$60,973	$37,850	$23,123	61.1%
Percentage of net revenue	79.8%	74.2%
Other Americas	3,161	2,484	677	27.3%
Percentage of net revenue	4.1%	4.9%

Americas	64,134	40,334	23,800	59.0%
Percentage of net revenue	84.0%	79.0%
Europe	9,322	8,446	876	10.4%
Percentage of net revenue	12.2%	16.5%
Asia/Pacific	2,904	2,256	648	28.7%
Percentage of net revenue	3.8%	4.4%

Total	$76,360	$51,036	$25,324	49.6%

In the nine-months ended September 30, 2006, revenue from the Americas accounted for approximately 84% of the total revenue and 94% of the total growth. Approximately $12.0 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $11.8 million or 29% growth is the result of continued strong sales of the SumTotal 7.x product suite and related services.

No customer accounted for greater than 10% of SumTotal Systems’ total consolidated revenues in the three-months or nine-months ended September 30, 2006 or 2005 except for one customer which accounted for 15% of SumTotal Systems’ total consolidated revenues in the three-months ended September 30, 2005.

The following tables summarize revenue between licenses and service and maintenance (in thousands, except percentages):

Comparison of License and Service and Maintenance Revenue for the Three-Months Ended September 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Revenue:
License	$7,169	$6,629	$540	8.1%
Percentage of net revenues	26.6%	36.0%
Service and maintenance	19,785	11,780	8,005	68.0%
Percentage of net revenues	74.3%	64.0%

Total	$26,954	$18,409	$8,545	46.4%

License revenue Approximately $0.5 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005.

We had $2.8 million in deferred license revenue at September 30, 2006 consisting of numerous contracts that should mostly become recognizable as revenue over the next three to six months.

Service and maintenance revenue. Service and maintenance revenue in the three-months ended September 30, 2006 and 2005 consisted of the following (in thousands):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Maintenance	$7,981	$5,043	$2,938	58.3%
Hosting	2,952	1,994	958	48.0%
Training	1,291	1,014	277	27.3%
Consulting	6,950	3,615	3,335	92.3%
Application service provider	611	114	497	436.0%

	$19,785	$11,780	$8,005	68.0%

Approximately $3.4 million of the increase to service and maintenance revenue is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $4.6 million from service contracts related to the SumTotal 7.x product suite.

$2.7 million of the increase to maintenance revenue was due to the Pathlore acquisition and another $0.3 million from maintenance contracts related to the SumTotal 7.x product suite.

$0.4 million of the increase in hosting revenue was due to the Pathlore acquisition and $0.6 million from hosting contracts related to the SumTotal 7.x product suite..

A nominal amount of the increase in training revenue was due to the Pathlore acquisition and $0.3 million from training contracts related to the SumTotal 7.x product suite.

$0.3 million of the increase in consulting revenue was due to the Pathlore acquisition and $3.1 million from consulting contracts related to the SumTotal 7.x product suite.

Price changes in service and maintenance revenue had no material effect on the three-months ended September 30, 2006 compared to the same period in 2005.

Comparison of License and Service and Maintenance Revenue for the Nine-Months Ended September 30, 2006 and 2005

	Nine-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Revenue:
License	$22,014	$17,286	$4,728	27.4%
Percentage of net revenues	28.8%	33.9%
Service and maintenance	54,346	33,750	20,596	61.0%
Percentage of net revenues	71.2%	66.1%

Total	$76,360	$51,036	$25,324	49.6%

License revenue. In the nine-months ended September 30, 2006, license revenue increased $4.7 million, or 27%, to $22.0 million, from $17.3 million in the comparable period in 2005. Approximately $2.4 million of the increase is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $2.3 million from license contracts from the SumTotal 7.x product suite.

Service and maintenance revenue. Service and maintenance revenue in the nine-months ended September 30, 2006 and 2005 consisted of the following (in thousands):

	Nine-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Maintenance	$22,421	$13,557	8,864	65.4%
Hosting	8,384	5,712	2,672	46.8%
Training	3,369	2,530	839	33.2%
Consulting	18,816	11,536	7,280	63.1%
Application service provider	1,356	415	941	226.7%

	$54,346	$33,750	$20,596	61.0%

Approximately $9.9 million of the increase in service and maintenance revenue is the result of the Pathlore acquisition in the fourth quarter of 2005, and another $10.6 million or 28% from service contracts related to the SumTotal 7.x product suite.

$6.7 million of the increase in maintenance revenue was due to the Pathlore acquisition and $2.1 million from maintenance contracts related to the SumTotal 7.x product suite.

$1.2 million of the increase in hosting revenue was due to the Pathlore acquisition and another $1.5 million from hosting contracts related to the SumTotal 7.x product suite.

$0.1 million of the increase in training revenue was due to the Pathlore acquisition and another $0.8 million from training contracts related to the SumTotal 7.x product suite.

$1.8 million of the increase in consulting revenue was due to the Pathlore acquisition and another $5.5 million from consulting contracts related to the SumTotal 7.x product suite.

Price changes in service and maintenance revenue had no material effect on the nine-months ended September 30, 2006 compared to the same period in 2005.

Cost of Revenue

The following tables are a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

Comparison of Cost of Revenue for the Three-Months Ended September 30, 2006 and 2005

	Three-Months Ended		Variance In Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Cost of revenue
License	$289	$212	$77	36.3%
Percentage of net revenues	1.1%	1.2%
Service and maintenance	9,849	5,368	4,481	83.5%
Percentage of net revenues	36.5%	29.2%
Amortization of acquired intangible assets	2,090	742	1,348	181.7%
Percentage of net sales	7.8%	4.0%

Total	$12,228	$6,322	$5,906	93.4%

Approximately $1.6 million of the increase is related to the amortization of Pathlore acquired intangibles offset by reduced intangible amortization of $0.2 million from prior year.

The overall increase also included $0.2 million increase in stock-based compensation amortization expense due to the adoption of SFAS No. 123 (R ) in the 2006 year, and $0.3 million related to a customer satisfaction program designed to reduce future ongoing support costs.

Cost of license. Our cost of license revenue consists primarily of the cost of third party software content we resell and is related to legacy SumTotal sales.

Cost of service and maintenance. Expenses relating to service and maintenance personnel in the three-months ended September 30, 2006, increased $2.1 million or 70%, to $5.1 million from $3.0 million in the comparable period in 2005, due to increased salary costs of $0.7 million for an additional 30 personnel as a result of the Pathlore acquisition, additional staffing of 24 in India of $0.2 million and $1.1 million for an additional 29 in the rest of the world. Consulting expenses in the three-months ended September 30, 2006, increased by $0.5 million from the comparable period in 2005. Travel expenses associated with the increased staff in the three-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005. Facilities and equipment expenses including depreciation from new hosting equipment increased by $0.7 million from the comparable period in 2005. Costs related to third party revenue in the three-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005. Costs associated with a customer satisfaction program in the three-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended September 30, 2006, increased by $0.2 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

Amortization of intangibles. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible assets on the balance sheet and is fully amortized by the end of the second quarter 2006. We recorded amortization expenses $0.2 million in the three-months ended September 30, 2005.

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

The increase in amortization of intangible assets for the three-months ended September 30, 2006 is due to the additional amortization of intangible assets from the acquisition of Pathlore in October 2005, of $1.6 million, offset by reduced amortization of $0.2 million from the comparable period in 2005 from the March 2004, Docent acquisition.

Comparison of Cost of Revenue for the Nine-Months Ended September 30, 2006 and 2005

	Nine-Months Ended		Variance In Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Cost of revenue
License	$632	$1,072	$(440)	(41.0)%
Percentage of net revenues	0.8%	2.1%
Service and maintenance	27,260	15,368	11,892	77.4%
Percentage of net revenues	35.7%	30.1%
Amortization of acquired intangible assets	6,586	2,841	3,745	131.8%
Percentage of net sales	8.6%	5.6%

Total	$34,478	$19,281	$15,197	78.8%

Approximately $4.8 million of the increase is related to the amortization of Pathlore acquired intangibles offset by reduced intangible amortization of $1.1 million from prior year.

Cost of license. Our cost of license revenue includes the cost of third party software content we resell and is related to legacy SumTotal sales. The second quarter of the prior year included a large license revenue transaction which required the Company to purchase software for resale from a third party.

Cost of service and maintenance. Expenses relating to service and maintenance personnel in the nine-months ended September 30, 2006, increased $6.5 million or 75%, to $15.1 million from $8.6 million in the comparable period in 2005, due to increased salary costs of $2.2 million for an additional 30 personnel as a result of the Pathlore acquisition, additional staffing of 24 in India of $0.6 million and $3.7 million for an additional 29 in the rest of the world. Consulting expenses in the nine-months ended September 30, 2006, increased by $1.0 million from the comparable period in 2005. Travel expenses associated with the increased staff in the nine-months ended September 30, 2006 increased by $0.9 million from the comparable period in 2005. Facilities and equipment expenses including depreciation from new Hosting equipment increased by $2.2 million from the comparable period in 2005. Costs related to third party revenue in the nine-months ended September 30, 2006 increased by $0.2 million from the comparable period in 2005. Costs associated with a customer satisfaction program in the nine-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005. The remaining increase of $0.9 million was related to an increase in stock-based compensation expense of $0.7 million and increases in miscellaneous other expenses of $0.2 million in 2006 from the comparable period in 2005.

Amortization of intangibles. Under SFAS No. 86, we capitalized certain project costs recorded after technological feasibility was established on our Virtual Classroom Server product, which is included in intangible assets on the balance sheet and is fully amortized by the end of the second quarter 2006. We recorded amortization expenses of $0.3 million and $0.7 million in the nine-months ended September 30, 2006 and 2005, respectively.

On October 4, 2005, we acquired Pathlore and assigned a fair value of $20.5 million to acquired intangible assets. On March 18, 2004, we acquired Docent, Inc. and assigned a fair value of $11.3 million to acquired intangibles assets. These intangible assets are being amortized over periods from one year to six years based on the estimated cash flows from the underlying assets.

Under SFAS No. 142, we make judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses.

The increase in amortization of intangible assets for the nine-months ended September 30, 2006 is due to the addition of intangible assets from the acquisition of Pathlore in October 2005, amortized at $4.8 million, offset by reduced amortization of $1.1 million from the comparable period in 2005 from the March 2004, Docent acquisition.

Gross Margin

The following tables are a summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

Comparison of Gross Margin for the Three-Months Ended September 30, 2006 and 2005

	Three-months Ended
	September 30, 2006	September 30, 2005
Gross margin
License	$6,880	$6,417
Percentage of license revenue	96.0%	96.8%
Service and maintenance	9,936	6,412
Percentage of service and maintenance revenue	50.2%	54.4%
Amortization of intangible assets	(2,090)	(742)
Percentage of license revenue	(29.2)%	(11.2)%

Total	$14,726	$12,087
Percentage of net sales	54.6%	65.7%

Our cost of license revenue includes the cost of third party software content we resell and is related to legacy SumTotal sales.

The decrease in gross margin percentage for service and maintenance is due to increased headcount related to our continuing efforts to build out our service infrastructure, recurring costs to support the acquired Pathlore service revenue base but with the related service revenue carried at the written down fair value due to purchase accounting adjustments and $0.3 million in stock-based compensation charges related to the adoption of SFAS 123(R).

Comparison of Gross Margin for the Nine-Months Ended September 30, 2006 and 2005

	Nine-months Ended
	September 30, 2006	September 30, 2005
Gross margin
License	$21,382	$16,214
Percentage of license revenue	97.1%	93.8%
Service and maintenance	27,086	18,382
Percentage of service and maintenance revenue	49.8%	54.5%
Amortization of intangible assets	(6,586)	(2,841)
Percentage of license revenue	(29.9)%	(16.4)%

Total	$41,882	$31,755
Percentage of net sales	54.8%	62.2%

The lower margin in the prior year was the result of the purchase of software from a third party to support a large license revenue transaction.

The decrease in gross margin percentage for service and maintenance is due to increased headcount related to our continuing efforts to build out our service infrastructure, recurring costs to support the acquired Pathlore service revenue base but with the related service revenue carried at partial value due to purchase accounting adjustments, and other non-revenue generating cost increases including $0.8 million for stock-based compensation charges related to the adoption of SFAS 123(R).

Operating Expenses

The following tables are a summary of research and development, sales and marketing and general and administrative expenses (in thousands, except percentages):

Comparison of Operating Expenses for the Three-Months Ended September 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Research and development	$4,572	$3,068	$1,504	49.0%
Percentage of net sales	17.0%	16.7%
Sales and marketing	7,895	5,673	2,222	39.2%
Percentage of net sales	29.3%	30.8%
General and administrative	4,571	3,288	1,283	39.0%
Percentage of net sales	17.0%	17.9%
Restructuring charge	68	—	68	—
Percentage of net sales	0.3%	—

Total	$17,106	$12,029	$5,077	42.2%
Percentage of net sales	63.5%	65.3%

Research and development. Expenses relating to research and development personnel in the three-months ended September 30, 2006 increased $0.8 million or 41%, to $2.8 million from $2.0 million in the comparable period in 2005, due to increased salary costs for additional personnel including those resulting from the acquisition of Pathlore, and increased staffing in India. Consulting expenses in the three-months ended September 30, 2006 increased to $0.5 million from $0.2 million in the comparable period in 2005. Additional staff and consultants were needed to support work on our product platform specifically on our next release of SumTotal 7.x. Facility and equipment expenses in the three-months ended September 30, 2006 increased to $1.0 million from $0.7 million in the comparable period in 2005. Miscellaneous expenses for recruiting and travel in the three months ended September 30, 2006 increased by $0.01 million. Stock-based compensation expense in the three-months ended September 30, 2006 increased by $0.1 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect research and development expenses to increase slightly in absolute dollars through the end of fiscal 2006 due to additional consulting services and additional hiring relating to future versions of SumTotal 7.x Series.

Sales and marketing Expenses relating to sales and marketing personnel in the three-months ended September 30, 2006 increased $1.2 million or 32%, to $5.1 million from $3.9 million in the comparable period in 2005, due to increased salary costs from additional personnel including those as a result of the acquisition of Pathlore, and higher commissions and bonus costs. Marketing programs expenses in the three-months ended September 30, 2006 increased $0.4 million from the comparable period in 2005. Travel expenses associated with increased staff in the three-months ended September 30, 2006 increased by $0.2 million from the comparable period in 2005. Miscellaneous expenses related to facilities, recruiting and other outside services in the three-months ended September 30, 2006 increased by $0.2 million from the comparable period in 2005. Stock-based compensation expense in the three-months ended September 30, 2006 increased by $0.2 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

We expect sales and marketing expenses to increase slightly in absolute dollars due to additional personnel and commissions costs throughout the remainder of fiscal 2006.

General and administrative. For the three-months ended September 30, 2006, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $0.4 million or 54%, to $0.3 million from $0.7 million in the comparable period in 2005. Expenses relating to general and administrative personnel in the three-months ended September 30, 2006 increased $1.1 million or 64%, to $2.9 million from $1.8 million in the comparable period in 2005. The increased costs were related to increased salaries and related expenses for additional staff to support the Pathlore acquisition of $0.5 million and increased staff to support growth in our internal infrastructure and performance related bonuses, the sum of which was $0.6 million. The remaining increase of $0.6 million was related to an increase in stock-based compensation expense of $0.3 million due to the adoption of SFAS No. 123(R) and increases in miscellaneous and other expenses of $0.3 million in 2006 from the comparable period in 2005.

We expect general and administrative expenses to increase slightly in absolute dollars throughout the remainder of fiscal 2006.

Restructuring charge. SumTotal Systems negotiated what is expected to be a final lease termination agreement for its Chicago facility in which, for a lump sum payment of approximately $0.7 million, SumTotal Systems will effect a cancellation of the lease. The difference between the net remaining estimated lease liability and the termination settlement amount of $0.7 million resulted in an accrual of $0.01 million that has been accrued at September 30, 2006 as a restructuring charge in the third quarter of 2006.

Comparison of Operating Expenses for the Nine-Months Ended September 30, 2006 and 2005

	Nine-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Research and development	$12,711	$8,897	$3,814	42.9%
Percentage of net sales	16.6%	17.4%
Sales and marketing	22,760	17,800	4,960	27.9%
Percentage of net sales	29.8%	34.9%
General and administrative	15,123	10,929	4,194	38.4%
Percentage of net sales	19.8%	21.4%
Restructuring charge	68	—	68	—
Percentage of net sales	0.1%

Total	$50,662	$37,626	$13,036	34.6%
Percentage of net sales	66.3%	73.7%

Research and development. Expenses relating to research and development personnel increased $2.1 million or 34%, to $8.2 million from $6.1 million in the comparable period in 2005, due to increased salary costs for additional personnel including those resulting from the acquisition of Pathlore, and increased staffing in India. Consulting expenses in the nine-months ended September 30, 2006 increased to $1.2 million from $0.4 million in the comparable period in 2005. Additional staff and consultants were needed to support work on our product platform specifically on our release SumTotal 7.2 in June 2006 and 7.5 which is scheduled for release later in 2006. Facility and equipment expenses in the nine-months ended September 30, 2006 increased to $2.4 million from $1.9 million in the comparable period in 2005. Miscellaneous expenses for recruiting and travel in the nine-months ended September 30, 2006 increased by $0.1 million. Stock-based compensation expense in the nine-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

Sales and marketing. Expenses relating to sales and marketing personnel in the nine-months ended September 30, 2006 increased $2.8 million or 23%, to $14.8 million from $12.0 million in the comparable period in 2005, due to increased salary costs from additional personnel including those as a result of the acquisition of Pathlore, and higher commissions and bonus costs. Marketing programs expenses in the nine-months ended September 30, 2006 increased $0.7 million from the comparable period in 2005. Travel expenses associated with increased staff in the nine-months ended September 30, 2006 increased by $0.6 million from the comparable period in 2005. Miscellaneous expenses related to facilities, recruiting and other outside services in the nine-months ended September 30, 2006 increased by $0.3 million from the comparable period in 2005. Stock-based compensation expense in the nine-months ended September 30, 2006 increased by $0.6 million from the comparable period in 2005 due to the adoption of SFAS No. 123(R).

General and administrative. For the nine-months ended September 30, 2006, accounting expenses and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $0.4 million or 22%, to $1.5 million from $1.9 million in the comparable period in 2005. Expenses relating to general and administrative personnel in the nine-months ended September 30, 2006 increased $3.6 million or 67%, to $9.0 million from $5.4 million in the comparable period in 2005. The increased costs were related to increased salaries and related expenses for additional staff to support the Pathlore acquisition of $1.7 million, increased staff to support growth in our internal infrastructure and performance related bonuses, the sum of which was $1.9 million. The remaining increase of $1.0 million was related to an increase in stock-based compensation expense of $0.9 million due to the adoption of SFAS No. 123(R), and increases in miscellaneous and other expenses of $0.01 million in 2006 from the comparable period in 2005.

Restructuring charge. SumTotal Systems negotiated what is expected to be a final lease termination agreement for its Chicago facility in which, for a lump sum payment of approximately $0.7 million SumTotal Systems will effect a cancellation of the lease. The difference between the net remaining estimated lease liability and the termination settlement amount of $0.7 million resulted in an accrual of $0.01 million that has been accrued at September 30, 2006 as a restructuring charge in the third quarter of 2006.

Non-Operating Expenses, Net

The following tables are a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

Comparison of Non-Operating Expenses, Net for the Three-Months Ended September 30, 2006 and 2005

	Three-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Interest expense	$(429)	$(4)	$(425)	10,625%
Percentage of net sales	(1.6)%	0.0%
Interest income	180	227	(47)	(20.7)%
Percentage of net sales	0.7%	1.2%
Other income (expense), net	(49)	(121)	72	(59.5)%
Percentage of net sales	(0.2)%	(0.7)%

Total	$(298)	$102	$(400)	(392.2)%
Percentage of net sales	(1.1)%	0.6%

Interest expense. The increase in interest expense is primarily due to the credit facility added to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility. However, it will vary based on the changes in the principal balance.

Interest income. In the three-months ended September 30, 2006, interest income was $0.2 million and $0.2 million for 2006 and 2005, respectively.

Other income (expenses), net. Beginning in the third quarter of 2006, we have adopted a forward exchange hedging program for US Dollar and British Pound Sterling contracts which we believe will minimize future fluctuations related to changes in these exchange rates.

Comparison of Non-Operating Expenses, Net for the Nine-Months Ended September 30, 2006 and 2005

	Nine-Months Ended		Variance in Dollars	Variance in Percent
	September 30, 2006	September 30, 2005
Interest expense	$(1,295)	$(5)	$(1,290)	25,800%
Percentage of net sales	(1.7)%	0.0%
Interest income	532	582	(50)	(8.6)%
Percentage of net sales	0.7%	1.1%
Other income (expense), net	131	(493)	624	(126.6)%
Percentage of net sales	0.2%	(1.0)%

Total	$(632)	$84	$(716)	(852.4)%
Percentage of net sales	(0.8)%	0.2%

Interest expense. The increase in interest expense is primarily due to the credit facilities added to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility. However, it will vary based on the changes in the principal balance.

Interest income. We expect this income to continue at comparable amounts as we plan to continue to manage our cash and short-term investment balances in a similar fashion.

Other income (expenses), net. Beginning in the third quarter of 2006, we have adopted a forward exchange hedging program for US Dollar and British Pound Sterling contracts which we believe will minimize future fluctuations related to changes in these exchange rates.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity were $13.4 million of cash and cash equivalents and $4.2 million of short-term investments. U*nder our revolving credit facility (“Revolver”) with Wells Fargo Foothill, Inc. (“Wells

Fargo”) in July 2006, SumTotal Systems entered into an agreement with Wells Fargo Bank in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures the Company has related to foreign trade receivables. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement SumTotal will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver.

We believe that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next 12 months. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

On June 1, 2006, SumTotal Systems filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective October 2, 2006. The registration statement will allow SumTotal the flexibility to issue securities, which may consist of common stock, preferred stock, warrants, debt securities or any combination thereof, in one or more future offerings up to a maximum aggregate offering price of $75 million. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. Unless otherwise indicated in a prospectus supplement, the net proceeds from the sale of securities offered by SumTotal Systems under the prospectus may be used for general corporate purposes and working capital requirements. SumTotal Systems may also use all or a portion of the net proceeds to fund possible investments in, and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding such acquisitions or investments. SumTotal Systems may also use a portion of the net proceeds to repay or prepay indebtedness under its credit facility with Wells Fargo which was entered into in connection with SumTotal Systems’ acquisition of Pathlore Software Corporation.

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

Net cash provided by operating activities was $3.6 million in the nine-months ended September 30, 2006. The cash provided during the period was primarily due to net decreases in accounts receivable of $2.6 million and net increases in accounts payable of $0.8 million and accrued compensation and benefits of $1.0 million and net increases of intangible asset amortization of $6.6 million and stock based compensation of $3.1 million, partially offset by net decreases in deferred revenues of $1.7 million and reductions in our accrued restructuring liability balance of $1.7 million. The net decrease in accounts receivable was due to stronger collections and better receivable management. The increase in stock-based amortization expense is a result of the adoption of SFAS 123(R) effective January 1, 2006. The reduction in the accrued restructuring liability is a result of cash payments of the related restructuring liability.

Net cash used in investing activities was $6.7 million in the nine-months ended September 30, 2006, and was due to purchases of property and equipment related to our efforts to build our infrastructure to support our growing operations. These expenditures included approximately $1.3 million associated with fixed assets and leasehold improvements for SumTotal Systems new research and development facility in Hyderabad, India. In addition, the Company has been purchasing longer term interest-bearing investments carried in short-term investments which, as of September 30, 2006, had a carrying value of $4.2 million.

Net cash used in financing activities was $1.4 million in the nine-months ended September 30, 2006 due to repayments on the Wells Fargo credit facility of $3.3 million and a note payment of $0.5 million offset by $2.3 million in net proceeds from the issuance of common stock through our ESPP and exercises of common stock options.

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

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo’s base rate plus 2%, unless we elect to be charged at the LIBOR rate plus 3.5%. As of September 30, 2006, we have elected to be charged at the LIBOR rate, which was 5.37% on September 30, 2006, resulting in a total interest rate of 8.87%. If market interest rates were to increase immediately and uniform by 10% from current levels at September 30, 2006, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. In the nine-months ended September 30, 2006 international revenue from our foreign subsidiaries accounted for approximately 20% of total revenue, from 25% in the comparable period in 2005. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and British Pound Sterling (“GBP”) to hedge anticipated cash flows from our UK subsidiary. As of September 30, 2006, for the third quarter, we have an aggregate of $94,000 of realized foreign exchange losses on settled forward contracts. As of September 30, 2006, we entered into a forward contract for USD and GBP for which a hypothetical 10% appreciation of the GBP to USD would result in a $413,000 gain and a hypothetical 10% depreciation of GBP to USD would result in a $480,000 loss.

The effect of foreign exchange rate fluctuations in the nine-months ended September 30, 2006 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 because the three material weaknesses described below and in our Form 10-K for the period ended December 31, 2005 were not fully remediated as of September 30, 2006.

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

We had inadequate review procedures and controls surrounding the fourth quarter 2005 acquisition and integration of Pathlore. These were discovered by the Company’s independent registered public accounting firm during its audit of the financial statements and internal control over financial reporting for the fiscal year ended December 31, 2005.

•	Certain differences in accounting policies were not initially correctly and completely harmonized prior to year-end, resulting in adjustments as of December 31, 2005. These differences were conforming the calculation of the bad debt reserve at Pathlore to the same methodology as SumTotal, adjusting the calculation of maintenance and hosting revenue recognized to a daily proration for partial months and correctly offsetting billed amounts which were not contractually committed reducing receivables and deferred revenue by the same amount

•	Certain of the acquisition-related adjusting journal entries were not reviewed by the appropriate level of management. The work papers calculating the allocation of purchase price to underlying assets were reviewed and approved. However, the journal entries reflecting this work were not approved.

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

(c) Changes in Internal Control Over Financial Reporting

During 2005 and the first nine months of 2006 we designed and implemented numerous initiatives to improve the internal control structure of the Company. The parties responsible for designing and implementing the initiatives referenced below are the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and the Audit Committee of our Board of Directors. Commencing in March 2005, we began the process of designing and creating the initiatives described below to remediate the material weaknesses identified in our Form 10-K for the years ended December 31, 2004 and 2005. The Chief Financial Officer was responsible for assigning actions to appropriate personnel within the accounting and information technology functions.

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

During the quarter ended March 31, 2006, the Company:

•	Appointed a Worldwide Director of Revenue to oversee the revenue recognition process, procedures and review of these transactions. The Worldwide Director was appointed by the Company’s CFO and reports to the Company’s Corporate Controller.

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired a payroll accountant and a general accountant, both of whom report to and are supervised by the Company’s accounting manager. We also hired a revenue recognition supervisor reporting directly to our Worldwide Director, and a manager of credit and collections reporting to our Corporate Controller.

•	Improved training for staff to ensure that account reconciliations and analyses are complete and accurate. We conducted accounting department training regarding the required format and content of the documentation for our account reconciliations and supporting analysis. This training was reviewed and approved by our CFO and conducted by our Corporate Controller.

During the quarter ended June 30, 2006, the Company:

•	Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired an accounts payable accountant and an accounting supervisor, both of whom report to and are supervised by our accounting manager. We also hired an additional credit and collections specialist, who reports to our manager of credit and collections, and additional staff in the revenue accounting team.

•	Continued to improve training for staff to ensure that roles and responsibilities are clearly defined and understood and that policies and procedures are being followed. This training was provided to all accounting and finance personnel and was performed by our Corporate Controller with the assistance of the internal audit function. This training was reviewed and approved by the Chief Financial Officer.

•	Completed the integration of Pathlore. All transactions are now processed through the same systems and controls as other parts of the business This integration was supervised and monitored by the Corporate Controller.

•	Initiated an upgrade and enhancement of our automated accounting and reporting systems that included improved internal controls, in particular with respect to segregation of duties. This upgrade was reviewed and approved by our IT Steering Committee and under the direction of our Director of Finance.

•	Established an internal audit function reporting directly to the Audit Committee.

•	Reviewed and enhanced our accounting and reporting policies and procedures. This was performed under the review and direction of our Chief Financial Officer and supervised by our Corporate Controller.

•	Enhanced our ongoing formal internal control monitoring and testing program. This was performed via the establishment of an internal audit function under the direction and approval of the Company’s Audit Committee. The Director of Internal Audit meets approximately twice each month with the Chief Executive Officer and Chief Financial Officer to discuss and report on the status of the Company’s internal controls and meets approximately once per quarter with the Audit Committee.

During the quarter ended September 30, 2006, the Company:

•	Completed the system upgrade of the Company’s accounting software to a more current release and continued to hire additional qualified personnel to strengthen the accounting and finance organizations.

•	Continued to improve training for staff to ensure that roles and responsibilities are clearly defined and understood and that policies and procedures are being followed. This training was provided to all accounting and finance personnel and was performed by our Corporate Controller with the assistance of the internal audit function. This training was reviewed and approved by the Chief Financial Officer.

•	Integrated its UK subsidiary onto the Company’s enterprise-wide accounting software, in addition to training its UK employees on the software. This integration was supervised and monitored by the Corporate Controller.

These initiatives are part of our overall program that is intended to remediate all material control weaknesses by December 31, 2006. Management believes that it has developed and implemented the requisite initiatives to fully remediate all previously identified material control weaknesses, but the material control weaknesses identified in our Form 10-K for fiscal year 2005 related to (a) inadequate reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls; (b) inadequate controls over revenue; and (c) inadequate controls over integration, remain subject to testing. Management has and will continue to test and evaluate these controls throughout the remainder of the year in order to enable management to make a conclusion, as of December 31, 2006, as to whether the initiatives were effective in fully re-mediating these remaining material control weaknesses.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations will continue in the future. Our operating results may be affected by a number of other factors, including: (1) the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7.x Series and the Legacy Products; (2) the mix of revenue from products and services; (3) the ability to meet client project milestones; (4) market acceptance of our products and services, especially SumTotal 7.x Series and related services; (5) failure to complete fixed-price professional services engagements within budget, on time and to clients’ satisfaction; (6) ongoing costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”); (7) the timing of revenue and expense recognition; (8) the ability to successfully control expenses, especially in our services organization; (9) the overall movement toward industry consolidation among both our competitors and our customers; (10) recognition of impairment of existing assets; and (11) how well we execute on our strategy and operating plans.

Our future revenue is difficult to predict, and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current talent and learning management solutions, and the rapidly evolving nature of the talent and learning management market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and are basically fixed in the short-term. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with Sarbanes-Oxley Section 404, may also increase and cause us to fall short of our forecasts. If we are unable to predict future revenue accurately, including, in particular, the timing of future revenue, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and may therefore fall short of our forecasts. Failure to meet our forecasts or industry analysts’ expectations would likely cause a decline in the price of our common stock.

Risk of Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

The credit facility we established in conjunction with our acquisition of Pathlore requires compliance with certain restrictive covenants. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $14.2 million. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments, and change of control. There is no test of the financial covenants if the company maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the revolver. As of September 30, 2006, we had $20.7 million comprising $15.7 million in qualified cash accounts and $5.0 million in excess availability under the revolver and therefore no test of the covenants was required. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement SumTotal will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes.

In the event that our qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt of approximately $14.2 million.

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

We use some licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our talent and learning management solutions until equivalent technology, if available, is identified, licensed and integrated.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ talent and learning management software implementations and provide access to that software using the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users and we depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

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

In light of recent terrorist activity, political and military instability, and existing and possible U.S. military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the U.S. In addition, such adverse political effects may have an adverse impact on economic conditions in the U.S. Unfavorable economic conditions in the U.S. may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the talent and learning management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

We may not be able to adapt to rapidly changing technology and evolving industry standards and if, as a result, our products become obsolete or there is a delay in meeting our customer needs, we would lose market share.

The talent and learning management software market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing customers.

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

The business performance and learning management software market is highly competitive, and we may be unable to compete successfully.

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

Our common stock has declined from $8.00 per share on the first trading day following March 18, 2004 when the acquisition of Docent was completed, to $6.35 per share at the close of market on October 31, 2006. The carrying value of our goodwill and intangible assets on September 30, 2006 was $62.3 million and $19.1 million, respectively. A further sustained decline in our stock price could help trigger an impairment analysis, which then might result in an impairment based not only on stock price but other factors.

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

Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including: (1) difficulties and costs of recruiting and retaining qualified engineers and other personnel in our foreign offices; (2) different learning styles and cultures; (3) intense and increasing competition from other technology companies with regard to hiring and retaining qualified personnel; (4) increasing growth and development of the technology market in India generally, and in Hyderabad specifically, increasing competition and costs of hiring and retaining qualified personnel and acquiring additional space to sustain and support future growth there; (5) numerous and potentially conflicting regulatory requirements; (6) export controls; (7) import tariffs and other barriers to trade, changes in laws or governmental policies; (8) reduced protection of intellectual property rights; (9) regional political and economic instability; (10) challenges with reliability in our infrastructure, given that India does not have the same scale and reliability of overall infrastructure relative to stateside; and (11) fluctuations in currency exchange rates which could adversely impact our reported other income and expense.

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

As of December 31, 2004 and 2005, management has concluded that our internal controls over financial reporting and disclosure controls have been ineffective due to material weaknesses in our internal control over financial reporting. While we continue to take steps to remediate material weaknesses and test the adequacy of our initiatives to remediate these material weaknesses, we cannot assure you that our efforts will be successful or that additional material weaknesses will not be found. If we are not successful in remediating these material weaknesses or if other material weaknesses are found, we cannot assure you that our financial statements will be error free. If errors are found in the financial statements that we file with the Securities and Exchange Commission, we may be required to restate those financial statements which could result in a loss of investor confidence in us, cause our stock price to decline and subject us to costly litigation.

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

The FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees . As a result, we began recording an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, and we have had or may continue to have significant compensation charges. For example, in the first nine months of 2006, we recorded total stock-based compensation under SFAS No. 123(R) of $3.1 million.

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

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits
2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.18	* Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006).

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

November 8, 2006	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)

Exhibit Index

2.1	Amended and Restated Agreement and Plan of Merger by and among SumTotal Systems, Inc., Pathlore Software Corporation, Galaxy Acquisition Corporation, James Collis, as Stockholder Representative, and U.S. Bank National Association, as Escrow Agent dated September 19, 2005 (incorporated by reference to Form 8-K filed on September 23, 2005)

3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.18	* Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006).

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.