Form 10-K
period 2006-12-31
SUMTOTAL SYSTEMS INC
filed 2007-03-16
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 934-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Refer to definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 1, 2007 was approximately 27,134,022 shares.

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2006, on the (“Nasdaq”) Stock Market LLC of $6.27 per share, was approximately $157.1 million. For the purpose of the foregoing computation, only the directors and executive officers of the registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Document incorporated by reference

As noted herein, the information called for by Part III of this Annual Report on Form 10-K is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be filed in conjunction with the registrant’s 2007 Annual Meeting of Stockholders, scheduled to be held on June 8, 2007, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006 (the “2007 Proxy Statement”). Only those portions of the 2007 Proxy Statement which specifically address the items required to be set forth herein are incorporated by reference.

SUMTOTAL SYSTEMS, INC.

FORM 10–K

For the Year Ended December 31, 2006

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements, including, but not limited to, the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue” and similar language, and variations of such words, apply to, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next year; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 7 Series; revenue recognition; financial performance including, but not limited to, estimated revenue, backlog, bookings, operating expense, gross margin and profit and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Annual Report on Form 10-K and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in “Item 1A Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any revisions to any forward-looking statement or reflect events or circumstances after the date of this document.

PART I

ITEM 1.	BUSINESS

We maintain our executive offices and principal facilities at 1808 North Shoreline Boulevard, Mountain View, California 94043. Our telephone number is (650) 934-9500. We maintain a website at www.sumtotalsystems.com. Investors can obtain copies of our Securities and Exchange Commission (“SEC”) filings from our web site free of charge, as soon as reasonably practicable following such reports being filed or furnished with the SEC. Investors may also obtain such reports free of charge from the SEC website at www.sec.gov. In addition, our charter documents, as well as the Code of Ethics for our Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors and Reporting Hotline Policy for the Anonymous Reporting, Receipt, Treatment and Retention of Concerns to our SumTotal Systems, Inc. Board of Directors’ Audit Committee Members or Executive Staff are posted on our website. We intend to post any amendments or waivers to our Code of Ethics on our website.

Background

We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984, and since our incorporation have developed, marketed and sold a wide range of software products. In 1995, we focused our business on the enterprise learning market and created our first learning management system (“LMS”) in 1997. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market. We also changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc. (“Click2learn”).

On March 18, 2004, we merged with Docent, Inc., a public company listed on Nasdaq (“Docent”), to form SumTotal Systems, Inc. (“SumTotal” or “SumTotal Systems”). For accounting purposes, the merger was treated as an acquisition by Click2learn of Docent. We acquired Pathlore Software Corporation (“Pathlore”), a privately held provider of LMS, on October 4, 2005. We acquired Mindsolve Technologies, Inc. (“MindSolve”), a privately held provider of performance management software, on November 14, 2006.

Company Overview

We are a global provider of talent and learning management solutions. Our solutions include learning management systems and performance and compensation management software and services. We are the market share leader in LMS based on number of customers and revenue, according to a 2006 study by Bersin & Associates, an independent market research firm. Our solutions automate the talent management processes within organizations including aligning individuals’ goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a license or subscription basis. Our solutions can be deployed at a customer’s site, hosted by us or another hosting provider, or provided on an on-demand basis. We have more than 1,500 customers worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities.

Industry Overview

Talent Management Market Drivers

Human capital is a critical factor for any organization. In January 2005, HR Magazine stated that as much as 80% of a company’s worth is tied to its human capital. In order to operate and compete effectively, organizations need to recruit, train, evaluate and appropriately compensate their employees. We define these functions as talent management. The goal of talent management is to ensure that people have optimum skills and competencies to achieve the organization’s business objectives.

Challenges which impact successful talent management in today’s market include:

•

Changing Workforce Demographics. As the population ages in the United States the potential short fall of qualified workers has become a top concern for executives. The Economist, in October 2006, estimated that America’s 500 leading companies will lose approximately 50% of their senior managers over the next five years, and, by

2025, in Japan, the second largest economy in the world, the number of people aged 15 to 64 is projected to fall by 14%. Because of this demographic shift, talent management solutions are becoming increasingly important to retain workers longer, while simultaneously helping to attract the best new candidates and ensure that knowledge and experience are transferred throughout the organization;

•

Competing in the Global Economy. As organizations compete globally, the need to ensure alignment of individual goals and development of skills to meet organizational objectives, regardless of location, language, or time-zone, becomes increasingly important;

•

Managing the Extended Enterprise. As organizations rely more on channel networks and partners to market and sell their products and services, the need to disseminate information and standardize training quickly and broadly both inside and outside the organization becomes critical to the success of its business; and

•

Regulatory and Compliance Requirements. Legislation and regulations, such as the Sarbanes-Oxley Act and Food and Drug Administration requirements, as well as an organization’s internal policies, drive the need to develop, certify and track the knowledge and procedures of individuals more effectively throughout the business system.

Traditional Approaches

Traditionally, organizations used paper-based systems, desktop applications, spreadsheets and human resource management systems (“HRMS”) for their talent management needs. For example, organizations communicate goals through memos and email, manage performance appraisals using word processing programs, register students for training and track completions using spreadsheets, train individuals in a classroom setting and use handwritten notes for succession planning. In these examples, a single, integrated view of an employee’s goals, performance appraisals, training and succession plans did not exist. In addition, these traditional approaches are inefficient, costly and lacked the sophistication and specialized functionality that could provide an organization with a competitive advantage in today’s market. Traditional approaches often prevent organizations from benefiting from a holistic view of an individual, from goal setting through succession planning.

Talent Management and LMS Solutions

To meet today’s talent management challenges, organizations can benefit from implementing technology solutions to manage and automate the talent management processes. Talent management solutions help companies and government agencies around the world achieve measurable improvement in business results in vital areas such as sales, operations, manufacturing, support, finance and marketing. Through strategic and effective talent management, we believe that organizations are able to achieve superior business results by optimizing talent within organizations, as well as their extended enterprise of partners and channels. Talent management solutions enable organizations to more efficiently train individuals to perform their jobs or develop skills for future job opportunities, incentivize individuals based on performance, retain talent through performance-based promotions and ensure that compliance requirements are followed.

Within talent management, LMS is a key solution. According to an independent industry analyst Bersin Associates, in its January 2006 study, “[t]he LMS is one of the only systems in the enterprise that is touched by nearly every employee and manager.” LMS solutions enable organizations to help maximize the productivity of their individuals. LMS, or eLearning, is defined as the automation and management of activities related to providing classroom-based training and web-based training, including content creation, facilities and instructor management, student management and compliance and certification tracking. With LMS solutions, organizations can address one or more of the following business challenges:

•	new employee training;

•	new product launch education;

•	partner training;

•	sales channel effectiveness;

•	certification and regulatory compliance;

•	enterprise resource planning (“ERP”) and customer relationship management (“CRM”) system rollout;

•	customer service and call center improvement; and

•	organizational development and corporate university education.

By addressing these challenges, organizations can achieve a substantial return on investment.

Market Opportunity

According to a 2005 report by The Yankee Group, an independent research firm, the talent management market, which The Yankee Group refers to as the workforce lifecycle management market, is expected to grow from approximately $1.4 billion in 2005 to $2.2 billion in 2008, representing a compound annual growth rate of approximately 17%. Each of the market segments within talent management in which we compete is also growing. We believe the LMS market size is approximately $500 million and growing at approximately the same rate as the overall talent management market. Furthermore, we also believe the performance management market is the fastest growing segment within talent management.

Our Solutions

Our flagship offering, the SumTotal Systems Enterprise Suite (“SumTotal 7 Series”), is an integrated suite of software applications that combines learning management, performance management, compensation management and learning content management. We sell our solutions to organizations in a variety of industry sectors, targeting customers with 300 users to over 100,000 users. Our large customer base includes over 1,500 customers broadly distributed across a variety of industries.

Our solutions are deployed at the customer’s site, hosted by us or another hosting provider or provided on an on-demand basis. We offer our solutions on a license or subscription basis.

The SumTotal 7 Series provides the following key benefits:

•

Talent Management Efficiencies. Organizations can reduce the time and resources required to track and manage the processes related to goal setting, performance reviews, training schedules and registrations, succession planning, and compensation adjustments. Using our solutions, customers are able to dramatically reduce administrative overhead, travel, and distribution costs as related to training.

•

Operating Cost Leverage. Our customers are able to improve productivity of employees, reduce turnover, improve employee satisfaction and reduce the time required to train employees, enabling the operations of the organization to run more efficiently.

•

Reduced Cost of Compliance. Many of our customers participate in regulated industries. For instance, individuals conducting clinical research must be trained in and comply with Good Clinical Practices, an international ethical and scientific quality standard for clinical trials involving human subjects. Our solutions enable compliance officers to measure training compliance, saving our customers fees and penalties associated with non-compliance.

•

Increased Revenue. Our solutions enable our customers to achieve faster time to market compared to traditional classroom training, thereby enhancing sales force readiness. For example, a worldwide organization can simultaneously train its employees on a new product days before market introduction, whereas traditional approaches, using worldwide classroom training would take considerably longer.

•

Goal Alignment. Customers are able to align individual goals to organizational objectives to reduce inefficiencies and improve productivity by ensuring that all employees are working toward the same objectives. By centralizing both organizational and individual goals with goal progress and status, managers and employees can improve their performance.

Our Strengths

The strengths of our business include:

•

Market Share Leader in LMS. We are the market share leader for LMS based on number of customers and revenue, according to a 2006 report from Bersin & Associates. We believe our market position and brand recognition enhance our ability to be included in competitive selection processes and our large customer base enhances our reputation among potential customers.

•

Global Footprint. We have a global presence and our solutions support global operations. Our scalable solution has been implemented at many of the world’s largest organizations. We believe our global footprint provides a competitive advantage in selling to large, multi-national, multi-lingual organizations that have worldwide locations and needs.

•

Vertical Market Focus. We have Fortune 500 customers in numerous vertical markets. Each vertical market into which LMS and talent management solutions is sold has its own needs. For example, we have optimized our solutions for customers in the retail industry to operate in stores where point of sales operations constrain Internet bandwidth during business hours and new hire training is critical as annual employee turnover may exceed 100%. Our sales force is organized by vertical markets such as education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities. We believe this industry-focused approach gives us a competitive advantage because our sales force better understands the organization’s business.

•

Robust Product Functionality. We have developed a feature-rich solution suite with the flexibility to provide a low total cost of ownership for both large and small organizations. Our solution has a high degree of functionality including reporting capabilities and configurability, along with vertical industry functionality that provides a greater return on investment.

•

OEM Partners. We have developed strong relationships with some of the largest human resource outsourcing companies (“HRO”), who purchase our solutions and install them as part of larger software implementations. Where customers choose to outsource their talent management needs to an HRO, our relationships allow us to reach customers we may not have otherwise been able to reach.

Our Strategy

Our growth strategy is focused on the following objectives:

•

Continue to Grow the Core LMS Business. Our focus is on expanding our growth within our large installed customer base, acquiring new customers, increasing our international sales and penetrating the small and medium business (“SMB”) market. We plan to:

•

Further Penetrate Our Customer Base. While some of our implementations are enterprise wide, many customers have implemented our solutions only in selected divisions or locations. Opportunities exist to further penetrate our customer base by selling additional licenses and modules throughout these customers’ organizations and beyond to their extended organizations.

•

Acquire New Enterprise Customers. We believe enterprises will increasingly standardize on one LMS platform, and that we will be able to leverage our position as a leading worldwide LMS vendor to effectively compete for new enterprise customers.

•

Expand Internationally. While we have customers spread geographically across the Americas, Europe, the Middle East and Africa, we believe the market outside the United States for LMS solutions remains under-penetrated. As a result, we have taken a number of steps to strengthen our international infrastructure, including strategically increasing the number of international employees and partners. We believe this will result in increased sales to international customers.

•

Better Penetrate the SMB Market. We recently enhanced our on-demand solution, which we believe will enable us to better serve potential customers in the SMB market who may not have the budget or IT resources to implement an on-premise enterprise LMS.

•

Expand Our Performance Management and Compensation Management Customer Base. As noted above, we believe that performance management is the fastest growing segment within the talent management market. To address this segment more effectively, in November 2006, we acquired MindSolve, a performance and compensation management company. The solution suite we obtained through the acquisition has received positive reviews from industry analysts and includes patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals. We believe that our strong position in the LMS market, coupled with our market-leading solutions, make us well positioned to drive growth in the performance and compensation management markets.

•

Expand Our Talent Management Offerings. Our LMS customer base provides us with a broad reach within the larger talent management market. Through acquisition, product development and partnerships, we expect to further expand our product offerings in talent management.

•

Generate Partner Leverage. We intend to pursue opportunities to add additional partners who will embed our solutions in their broader offerings. Potential partners include HROs, OEMs and other software companies.

Products and Services

We are a global provider of talent and learning management solutions. With the SumTotal 7 Series, we provide organizations with a single solution for managing their talent management needs—from goal setting to employee training and development to pay-for-performance to career development. Our integrated offering enables employees, managers and human resources personnel to manage performance objectives, conduct training, measure progress and plan and set compensation, all of which we believe will improve productivity and increase revenue and profitability. Furthermore, organizations can report, measure and analyze the impact of talent on desired business results and effectively manage performance.

The SumTotal on-demand solution, known as ResultsOnDemand, offers organizations an affordable and fast implementation solution with enterprise-class talent and learning management capabilities. ResultsOnDemand operates in a segmented multiple customer, or multi-tenant, environment with bundled services that reduce the technical and functional administration usually associated with on-premise or hosted applications. With ResultsOnDemand, customers are provided with a personalized solution that includes their own branded interface, configured emails and notifications and tailored reports. All of the SumTotal 7 Series products are available as an on-demand solution.

SumTotal 7 Series

The SumTotal 7 Series aligns individuals’ goals with organizational goals, prescribes learning plans and training, tracks certification and compliance related activities and correlates training with business results. The SumTotal 7 Series is an open, flexible and scalable web-based system that is configurable to the unique and changing needs of a customer. The suite of ten software solutions unifies collaborative content development, comprehensive learning management, knowledge management, performance management, real-time collaboration, and analytics into an integrated system. The SumTotal 7 Series is a global platform and is available in over 20 languages.

The SumTotal 7 Series solutions can be integrated with other enterprise applications, such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. The SumTotal 7 Series includes the following modules:

•

TotalLMS. TotalLMS is a module for managing learners, content and resources. Organizations can centrally prescribe personalized training to individuals while segmenting functionality and data based on organizational structures such as location, department or customer. Individuals can take training via a variety of methods, including self-paced web, live interactive web, instructor-led, on-the-job, seminars, mentoring and written documentation.

•

TotalPerformance. TotalPerformance is a module that enables organizations to establish and communicate critical corporate goals, measure performance and ensure that individuals and groups at all levels of the organization are aligned with business objectives. In addition, TotalPerformance provides organizations with the ability to manage talent strategically and plan for employee succession, career development and organizational workforce needs. TotalPerformance includes patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals.

•

TotalCompensation. TotalCompensation is a module that enables organizations to manage and adjust employee compensation based on performance evaluations, competency ratings and other factors. Both managers and human resources professionals have the ability to adjust base salary, bonuses, cost of living, stock options and other compensation variables.

•

TotalAccess. TotalAccess is a desktop module that provides a comprehensive, online learning environment without requiring a connection to the network, enabling users to access their learning offline through one-click downloads to their personal computer, and, when re-connected, one-click uploads to the server.

•

TotalLCMS. TotalLCMS is a web-based module for training and simulation that enables team-based content creation, authoring and collaborative development for instructional designers, subject matter experts, project managers and reviewers.

•

TotalDashboard. TotalDashboard is an end-to-end analytics module that provides executives and training professionals with business insight by providing users with interactive, role-based dashboards that correlate training activities with performance data from CRM, Human Resources, ERP, or legacy systems.

•

TotalVersioning. TotalVersioning is a module that automates the process of managing and tracking multiple versions of a learning activity and produces complete sets of reports for compliance management.

•

TotalVCS. TotalVCS is a module that enables live communication, collaboration and learning over the web for the delivery of real-time online training. TotalVCS allows organizations to capture and categorize virtual classroom sessions, eliminating the time and expense of travel and bringing geographically dispersed users together anytime, anywhere.

•

TotalCollaboration. TotalCollaboration is a module that provides an interactive forum for employees to obtain information from experts and for organizations to capture information for future reference. TotalCollaboration enables employees to obtain immediate answers from experts via threaded discussions, enhancing an organization’s productivity and knowledge base.

•

TotalInformation. TotalInformation is a module that allows organizations to extend the learning experience beyond formal courseware to informal content and information by allowing individuals to quickly search, browse and access informal content such as documents, job-aids and video.

ToolBook Solution

Our ToolBook Instructor and ToolBook Assistant enterprise learning content creation solutions are targeted at small teams and individual authors that require a robust, desktop instructional-design capability. These solutions enable our ToolBook customers to create their own media-rich interactive learning content for deployment on TotalLMS, other standards-compliant learning management systems or CD-ROMs. ToolBook Instructor, targeted at professional software developers, is a multimedia development system for creating sophisticated applications and simulations. ToolBook Assistant, targeted at learning professionals and content experts, is an easy-to-use authoring product that automates much of the process of developing learning applications. Both solutions are licensed on a per copy, perpetual basis.

Phoenix and Preference Solution

We also provide solutions targeted at organizations that require a robust, computer-based training (“CBT”) and online help solution for the mainframe environment. Our Phoenix solution offers authoring, administration, presentation and reporting on IBM and IBM-compatible mainframes, allowing organizations to manage all phases of the CBT life cycle from design through evaluation. Our Preference solution is a centralized online help and reference system that works concurrently with existing mainframe applications helping to solve the immediate problems of workers who use these mainframe applications to perform their jobs.

Services

We complement our product solutions with a range of services to enable organizations to implement, evaluate and maintain their enterprise learning solutions. We typically bill organizations for these services on a time and materials basis. Our service offerings include:

•

Professional Services. Our range of professional services includes needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts.

•

Technical Support. We provide global customer support before, during and after installation of our software solutions. Assistance in the use of our solutions is available from technical support engineers by domestic and international e-mail, telephone, or through our self-service knowledge base. Support is typically provided on an annual contract basis, which includes software updates, bug fixes, documentation, and patches.

•

Hosting. We offer comprehensive hosting services that allow extended enterprises to successfully deploy our applications with minimal IT infrastructure and resources. Through our dedicated application hosting services, our customers receive worldwide access to our learning applications.

•	Training. We offer a comprehensive range of customer and partner training programs that are available online as well as in an instructor-led format at our facilities and customer sites.

•

BPO. We offer a set of managed services for business process outsourcers (“BPO”) to outsource the administration and support for each of our software solutions. BPO customers receive end user support, ongoing system administration, ongoing custom report design and delivery, regular contact with customers to review, analyze and improve operations, post-implementation process design consultation and end-user training.

•	Content. We offer a range of third party content from our content partners that address industry-specific and solution area needs.

Technology, Research & Development

Our solutions are designed on a standards-based, open and scalable architecture, are web-based and are accessible by users through standard web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across the globe. The architecture has been designed to allow content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet enabled devices. This allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs.

Our efforts and expenditures in research and development are devoted to continually enhancing the functionality and scalability of our current product offerings and the development of new products. Our research and development expenditures are expensed as incurred. These expenses were $18.7 million, $12.4 million and $12.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and represented 17.6%, 16.5% and 23.3%, respectively, of total revenue from operations in those periods. These expenses for the years ended December 31, 2006 and 2004 include charges for in-process research and development of $1.1 million and $1.3 million, respectively, which were written off in conjunction with our purchase accounting for the MindSolve and Docent acquisitions. See Note 6 Acquisitions and Intangible Assets to the Notes to the Consolidated Financial Statements for additional detail.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the differing needs of our customers. Our software incorporates third party software in addition to code that we have developed ourselves. Server applications are based on standard web server technology and are implemented in Java, ASP, C#, or C++ with both native and standards-based connectivity to both the web server and the database. Key features of our technology include:

•

Scalable Platform. Our solutions are designed to run in a single or clustered application server environment, allowing individual hardware platforms to be sized to the specific needs of a customer. We are also able to add content servers in one or more geographic locations to provide the capacity to handle large courses and types of content to reduce network constrictions.

•

Multiple Simultaneous Cultures. Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the application. This includes such features as the support for multiple simultaneous languages (both single- and double-byte) from a single application server as well as the support of multiple currencies in a single system.

•

Ease of Implementation. Our solutions have been designed to be easily tailored to an organization’s business environment. Our system configuration enables administrators to control all aspects of the system including the functionality, workflows, notifications, reports and user interface. In addition, advanced use of web services and delivery of a web services Software Development Kit (“SDK”) allows organizations to easily integrate our solutions within their existing environments. A standard system can be quickly and easily deployed using automated installation scripts.

•

Standards-Based Open Architecture. We provide direct and standards-based connections to industry standard databases and web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is compatible with the Aviation Industry CBT Committee (“AICC”) AGR-010 Internet-based course management interface standards. We are also in conformance with the U.S. Department of Defense (“DOD”) Advanced Distance Learning (“ADL”) initiatives SCORM version 1.2 and 2004 specifications and the IMS metadata tagging version 1.0 specification.

•

Remote and Wireless Operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our TotalAccess application allows users to access their learning offline through one-click downloads to their laptop, and, when re-connected, one-click uploads to the server. Our technology platform also allows us to deliver solutions through Internet enabled devices.

Backlog

As of December 31, 2006 and 2005, we had firm backlog orders of approximately $64 million and $54 million, respectively. Backlog includes all deferred revenue, and contractual commitments where the customer has not yet been billed. Backlog consists primarily of support contracts for our license products, hosting contracts, implementation services work contracted but not performed, the unperformed portion of our on-demand subscriptions and licenses with unfulfilled product deliverables or acceptances. Although we expect that most of the current backlog will be recognized as revenue over the next 12 months, there is no assurance that all such backlog will be recognized over the next 12 months, or at all.

Sales and Marketing

In the United States and Canada, we sell our solutions primarily through direct sales operations, and our direct sales force is divided by geographic region and vertical industry to provide a higher level of service and understanding of our customer’s specific business requirements. In Europe, we sell through both direct sales operations and resellers. In Latin America, the Middle East, Africa and Asia/Pacific, we sell primarily through resellers.

We also have telesales representatives focused on certain product lines SMB smaller customers. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support.

We conduct a variety of marketing programs to promote our talent and learning management solutions, including advertising in national business and technology magazines and trade publications, attending major trade shows, conducting direct mail and e-mail campaigns, public seminars, web-based seminars and public relations activities focused on company news and successful applications of our solutions. As a leading provider of talent and learning technologies, we participate as an exhibitor and speaker at numerous trade shows. We also maintain an area on our website where potential customers can obtain information about our solutions.

Revenue by geographic region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2006		2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$83,861	79%	$55,881	75%	$39,286	71%
Other Americas	5,148	5%	3,187	4%	1,159	2%

Total Americas	89,009	84%	59,068	79%	40,445	73%
Europe	13,050	12%	13,034	17%	12,327	22%
Asia/Pacific	3,929	4%	2,868	4%	2,432	5%

	$105,988	100%	$74,970	100%	$55,204	100%

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas that are certified by us to be compatible with the SumTotal 7 Series. Our content certification program provides development licenses and a third party testing environment to ensure interoperability. Additionally, our content partners may also provide custom development capabilities for our customers. Our content partners include Element K, Harvard Business School Publishing eLearning and SkillSoft.

Solutions Integrators

Our solutions integration partners resell our software and/or services as part of their value-added solution. We have alliances with large global system integrators and consulting firms in North America, Europe, and Asia Pacific.

Human Resource Outsourcers

We also have formed alliances with several HROs that include our talent and learning solutions as part of a complete HRMS outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, performance management, content management and synchronous web collaboration technologies that extend the value of the SumTotal solution.

Customers

We provide our talent and learning management solutions to over 1,500 customers covering 15 million users, and including approximately one half of the Fortune 100 across a broad range of geographies and industries. We serve clients in a variety of industries such as education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities. No customer accounted for greater than 10% of our total consolidated revenue in 2006, 2005 or 2004.

Competition

We compete primarily in the talent and learning management markets that are comprised of providers of software solutions for business learning and performance management needs. We compete in the learning management, learning content management, authoring, performance management and compensation management segments of these markets. The market for our products and services is highly competitive and subject to rapid change. Furthermore, it is a dynamic industry in which there has been consolidation, which we expect to continue.

We encounter competition from a variety of sources:

•	eLearning suite vendors who provide learning management systems, learning content management systems and other learning offerings, including Plateau and Saba;

•	enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and/or content development products, including IBM, Oracle, and SAP;

•	eLearning application service providers who provide subscription-based Internet learning applications and content, including GeoLearning and Learn.com;

•	performance management software vendors who provide goal management, performance appraisal and succession planning capabilities, including Halogen Software and SuccessFactors;

•

talent management software vendors who provide multiple applications within the talent management segments such as recruiting, compensation, performance management or learning management, including Authoria and Kenexa; and

•	customer in-house development programs.

We believe that competitive differentiation is influenced by the following factors:

•	size and success of customer base;

•	customer service and satisfaction;

•	breadth of product line capabilities;

•	strength of product features and functionality;

•	vertical market focus of our sales force;

•	vendor financial viability and reputation;

•	interoperability with a diverse range of third party content and technologies;

•	system scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables;

•	total cost of ownership;

•	ability to integrate with other enterprise applications commonly deployed in Global 2000 and government customers;

•	support for prevailing technology standards and web architectures;

•	professional services capabilities;

•	pricing; and

•	geographic coverage and channels.

We believe our solutions compete favorably with respect to these factors.

Our ToolBook products face competition from other web authoring products. New competitors may enter this market in the future because there are relatively low barriers.

Intellectual Property Rights

Our success and ability to compete effectively is dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual restrictions to protect the proprietary aspects of our technology. In addition, as part of our acquisition of MindSolve, we obtained its patent on “Drag and Drop” technology and, as a result, patent protection may become a more important component of the methods we use to protect proprietary aspects of our technology. However, these legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products may be more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Much of our development work is performed in India, where the legal protection of proprietary technology is not as developed as in the United States and, thus, to the extent we learn of violations of the law or breaches of contractual obligations, our remedies are more limited than in the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. Our means of protecting our intellectual property rights, both here and abroad, may not be adequate to protect us from the infringement or misappropriation of our intellectual property rights by others.

International Operations

In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by establishing additional reseller relationships to expand the geographic reach of our enterprise learning solutions. Our success in international markets will consequently depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

In November 2002, we established an office in Hyderabad, India to increase our research and development and global services capacity at a lower cost than would be possible by adding this capacity in the United States. We rely on this office to enable us to support our customers and deliver new releases of our solutions on time and within our established budgets. As of December 31, 2006, we had 294 employees in this office, up from 235 on December 31, 2005.

Employees

As of December 31, 2006, we had 761 employees. Of these employees, 117 were engaged in sales and marketing, 225 in research and development, 308 in services and support and 111 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, product support, sales and senior management personnel.

None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.	RIS K FACTORS

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

We expect to continue to derive substantially all of our revenue from the licensing of our talent and learning management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, services, on-demand subscriptions and hosting. We have not been GAAP profitable and we may not achieve GAAP profitability. If we fail to continue to generate adequate revenue from the SumTotal 7 Series and related services, especially as we shift our emphasis to a recurring revenue model, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to stock-based compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we were required to record as an expense, charges related to all current non-vested outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123R”), which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. This had the impact of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

Our operating results may fluctuate significantly from quarter to quarter and year to year and are difficult to predict, which could negatively affect the value of your investment.

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7 Series and the legacy products;

•	the mix of revenue from products and services;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially SumTotal 7 Series and related services;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	our ability to control expenses, especially in our services organization, and implement an operating cost structure that aligns with revenue growth;

•	ongoing costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”);

•	the timing of revenue and expense recognition;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with performance management and compensation management solutions, and the rapidly evolving nature of the talent management market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and are essentially fixed in the short-term. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with Sarbanes-Oxley Section 404, may also increase and cause us to fall short of our forecasts. Failure to meet our forecasts would likely cause a decline in the price of our common stock.

Our sales cycles in our traditional perpetual license business line are lengthy, making the timing of sales difficult to predict and also requiring considerable resources and expense with no assurance that such sales will occur.

For our traditional perpetual license business line, where most of our revenue is generated, the period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue for that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of a significant portion of our revenue, and our revenue growth would be harmed. Many of our potential customers are large organizations which generally take more time to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these large organizations may have a significant impact on our revenue. In addition, we must expend and allocate resources prior to completing a sales transaction, with no guarantee that such transaction will result in an actual sale. This may result in a delay or failure to generate revenue from our sales efforts and may adversely affect our stock price.

Adverse economic conditions, including reduced information technology spending or increased unemployment may adversely impact our business.

Our business depends on the overall demand for talent management and learning management systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that the budgets for technology spending are reduced, demand for our products will also decrease. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their talent management systems a priority. Weak economic conditions, or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced sales.

We recently acquired MindSolve and the anticipated benefits of this acquisition may be delayed or may not be realized.

We expect that our recent acquisition of MindSolve will enhance our position in the talent management industry through the integration of MindSolve’s technologies, products, services, partnerships, and customer contacts into our current product offerings. Achieving the expected benefits of the acquisition, however, depends in part on the integration of MindSolve’s technology, products, operations, partnerships, and personnel in a timely and efficient manner. The challenges involved in successful integration include:

•	incorporating MindSolve’s technology and products into our offerings, business, and distribution channels;

•	scaling the MindSolve business successfully without significant additional expense;

•	integrating the MindSolve customer base, operations and financial reporting function into our operations and financial reporting systems;

•	integrating the MindSolve technical team and sales organization into our larger and more widely dispersed engineering organization and sales organization; and

•	selling and marketing into the stand-alone performance management market successfully.

If we do not realize the anticipated benefits associated with the acquisition in a timely manner or at all, our business and financial results may be harmed. For example, if our combined business fails to meet the demands of the marketplace or we fail to build a successful performance management business, customer acceptance of products and services of the newly combined company could decline or customer orders could be cancelled. In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts. For example, the sale of MindSolve’s products may not contribute to our results to the extent we expect for a number of reasons, including the integration risks described above. The integration of the MindSolve business may disrupt our business and result in the loss of customers or key employees or the diversion of the attention of management, any of which could have a negative effect upon our business and stock price.

Customer and employee uncertainty related to the MindSolve acquisition could harm SumTotal.

Uncertainty about the effect of our acquisition of MindSolve on customers, employees and partners may have an adverse effect on us. Former MindSolve employees may experience challenges in working for a larger public company, and, as a result, we may experience unexpected turnover. Customer concerns about changes or delays in our product roadmap of the combined company may negatively affect customer purchasing decisions, such as deferral of purchase decisions or reduced purchases. Customers could be reluctant to purchase the products and services of the combined company due to uncertainty about the direction of their technology, products and services, and willingness to support and service existing products which may be discontinued. We also amended our pre-existing performance management partnership, resulting in us competing for the same customers as the company with which we previously partnered. As a result, there may be a loss of revenue opportunities and market share for the combined company. If customers delay or defer purchasing decisions, or choose to purchase from a competitor, the revenue of the combined company could materially decline or any anticipated increases in revenue could be lower than expected.

Any future acquisitions we make, or attempt to make, will need to be integrated into our business and require significant time and effort from our management team, which may disrupt our business and harm our operating results or financial condition.

We have made and may continue to make acquisitions of businesses and technologies to enhance our existing business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination as evidenced in previous combination and acquisition transactions. For example, although we completed the combination of Docent and Click2learn in March 2004, the difficulty in integrating financial controls and procedures contributed to our failure to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the SEC on a timely basis. The acquisition of Pathlore in October 2005 and the related difficulty in integrating the financial controls and procedures resulted in a material control weakness to our accounting for business combinations in fiscal 2005 and contributed to our filing an extension to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have recently integrated the MindSolve financial controls into ours, and we may experience problems with this integration. Moreover, the integration of the products, product roadmap, and operations from the combination of Docent, Click2learn, Pathlore, MindSolve and any other company we may acquire is a continuing activity and will be for the foreseeable future.

Our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders.

We rely on partnerships, alliances and other relationships to conduct our business and expect to expand our reliance on such relationships in the future.

Our business relies on a variety of partnerships, alliances and other relationships, such as those with content partners, resellers, original equipment manufacturers, solution integrators, human resource outsourcers and technology partners, to develop, market and sell our products and solutions. As our business grows and evolves, through adding new products and solutions or possible third party or product acquisitions, we have relied, and in the future, we may rely more heavily, on these types of partnerships. As a result, we have had to, and may in the future, have to renegotiate or terminate existing relationships. There can be no assurance that we will be able to enter into new contracts, or amend or terminate our existing contracts on favorable terms, or at all. In addition, if we amend or terminate any of our contracts, our former partners may become our competitors in the future. These former partners may be unhappy with their new relationships, and may, as a result, commence litigation against us, regardless of the merits of such litigation. Litigation is expensive to defend, and even the threat of legal proceedings diverts resources, and management attention from operating our business and causes increases in our expense levels, all of which may negatively affect the price of our common stock.

There can be no assurance that we will be able consummate future business combinations, if any, on favorable terms or on a timely basis, or that we will be able to integrate successfully businesses, products, technologies or personnel that we might acquire. Failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately, the price of our common stock.

Our credit facility requires compliance with certain restrictive covenants, and if we breach the covenants, we will be in default and the lender could demand immediate repayment and foreclose on the loan.

Our credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) requires compliance with certain restrictive covenants. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of December 31, 2006 was approximately $13.1 million, and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we are able to repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could leave us without the ability to control which assets are sold to satisfy the loan or sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Our acquisitions of Pathlore and MindSolve decreased our cash position. If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we believe we will be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

Undetected product defects may require us to halt sales or shipments of our products, delay introduction of new products, or account for warranty claims.

Our products are highly technical and complex and have contained and may contain undetected errors, bugs, security vulnerabilities or defects, some of which may only be discovered after a product has been installed and used by customers. Our product offerings, both current and future, are complex and often contain undetected errors or bugs, despite internal and third party testing. New product offerings contain new features and functionality which result in a greater likelihood of errors, bugs, security vulnerabilities and frequently these are undetected until the period immediately following introduction and initial shipment of new products or enhancements to existing products. For example, although we attempted to discover and resolve all such defects in our product line that we believed would be considered serious by our customers before shipment to them, SumTotal 7 Series is not error-free and some customers have notified us that they consider some of the defects in the SumTotal 7 Series to be serious. In addition, our products include third party software, and any defects in third party software that we incorporate into our products may compromise our products. It may be difficult for us to determine the source of the problem and correct any errors in third party software because such software is not within our control.

Any bugs, errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Our operating results may be affected by successful warranty claims, refund requests, litigation claims for breach of contract or other claims related to product defects.

Although we generally attempt to limit contractually our liability for damages arising from defects and other mistakes in our software products and in rendering professional services, these contractual protections are not always available and may not be enforced or otherwise protect us from liability for claims such as warranty claims, refund claims, or litigation claims. If such a claim is successful, our insurance may not be sufficient to cover our liability. Any of these consequences could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

If we fail to successfully manage our product transition to, or fail to successfully deploy upgrades to, our SumTotal 7 Series on a timely basis, our business and financial results will be harmed.

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in June 2006, and SumTotal 7.5 in December 2006, and plan to launch subsequent product releases over the next year. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; and Hyderabad, India. If we fail to successfully manage the transition to new product offerings, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Our lack of product diversification, and our reliance on the SumTotal Systems 7 Series, means that any decline in price or demand for our products and services would seriously harm our business.

We expect the SumTotal 7 Series and successor products and related services to continue to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal 7 Series and successor products or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in a decline in the price of our common stock.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property which could diminish the value of our products and services or deter customers from purchasing our products regardless of whether these claims are successful

From time-to-time, we are involved in legal proceedings or threats of legal proceedings. Litigation is expensive to defend and even the threat of legal proceedings, regardless of their merit, diverts management attention from operating our business and causes increases in our expense levels. In addition, from time-to-time, we have received, and may in the future receive, threatening letters and notice of claims of infringement of other parties’ proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all. In the event of an adverse judgment against us (including a judgment or settlement which may impose adverse conditions on us), we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to miss our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive harm.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. In addition, as part of our acquisition of MindSolve, we acquired its “Drag and Drop” patent and, as a result, patent protection may become a more important component of the methods we use to protect our proprietary technology. These legal protections afford only limited protection for our technology. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

Our products include third party technology, the loss of which could materially harm our business.

We use licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our talent and learning management solutions until equivalent technology, if available, is identified, licensed and integrated.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ talent and learning management software implementations and provide access to that software using the Internet. Computer viruses could be introduced into our systems or those of our customers which could disrupt the operation of our hosting systems or make them inaccessible to users. We also depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions. Each of our key third party networks and systems component providers, Internet service providers and telecommunications companies partners has experienced significant outages in the past and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us or sue us for breach of contract, which would result in decreased revenue and a possible decline in the price of our common stock

Our disaster recovery plan does not include redundant back-up computer systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations, including software solutions we host for some of our customers, depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. For instance, a number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains, or in Hyderabad, India where the infrastructure is not as robust as in the United States. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in the price of our common stock.

If we are not able to adapt to rapidly changing technology and evolving industry standards or we do not meet our customer’s needs on a timely basis, our products may become obsolete and we would lose market share.

The talent and learning management software markets are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may also experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services, which may harm our ability to attract new customers and retain existing customers.

Our products must be compatible with our customers’ platforms and operating environments and to the extent commercially accepted platforms and operating systems change, we may need to develop new product lines in order to remain competitive.

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, specific operating systems, or other combinations of licensed software, there may be existing or future platforms or user interfaces that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

The talent management and learning management systems software market is highly competitive, and we may be unable to compete successfully.

The market for our products and services is intensely competitive, dynamic and subject to rapid technology change. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of talent management and learning management systems;

•	providers of other talent management and learning management systems solutions;

•	vendors of other enterprise software applications that are beginning to offer learning delivery and management functionality;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

Additionally, companies may choose to develop their own talent management software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the talent management and learning management systems market, and we expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

Our core offering, the SumTotal 7 Series, integrates solutions addressing the learning management, performance management and compensation management segments of the talent management market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 7 Series. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire talent management market, or selling to customers who only need solutions in a specific segment.

Certain of our competitors have greater resources to develop or acquire the products and technologies necessary to compete against us

The market for our products and services is highly competitive and subject to rapid change, with no single company accounting for a dominant share of the market. Nevertheless, several market research firms have predicted continued vendor consolidation over the next several years. Some of our existing and potential competitors, such as Oracle Corporation and SAP AG, have longer operating histories and significantly greater financial, technical, marketing and other resources. These companies not only have more resources to develop their own products and technologies internally but can also use such resources to acquire competing products and technologies through acquisitions or other strategic transactions and quickly enter the talent and learning management market and compete with us on both product offerings and pricing. As a result, we may not be able to compete successfully against such current and future competitors, and competitive pressures that we encounter may seriously harm our business.

The talent management and learning management systems software markets may not grow to a sufficient size or at a sufficient rate to sustain our business.

Corporate training and education historically have been conducted primarily through classroom instruction and performance management solutions have traditionally been done using paper-based systems, desktop applications, spreadsheets, classroom settings, and human resource management systems. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success depends on the extent to which companies implement talent and learning management software solutions for the design, development, delivery and management of their corporate learning needs and performance management solutions for rating, reviewing and evaluating individuals.

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement talent and learning management software solutions or performance management solutions, they may still choose to develop such solutions internally. If the use of talent and learning management software does not become widespread, or if companies choose to develop such software or solutions internally rather than acquiring them from third parties, then our talent and learning management software and performance management solutions will not be commercially successful.

Our operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We, as well as our customers and our partners, are increasingly doing business outside of the United States. Accordingly, our business is subject to a number of risks inherent in international operations, including:

•	difficulties and costs of recruiting and retaining qualified personnel in our offices outside of the United States;

•	difficulties managing a geographically dispersed workforce with different learning styles and cultures;

•	export controls, import tariffs and other barriers to trade;

•	changes in laws or regulatory requirements, including tax laws;

•	reduced protection of intellectual property rights;

•	political and economic instability;

•	reliability of infrastructure;

•	difficulties managing a geographically dispersed sales organization; and

•	fluctuations in currency exchange rates.

While we sell our products worldwide and we have experienced international partners, we have limited experience with sales and marketing in some countries, such as China, where we have recently opened a representative office. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business and results of operations could be harmed.

Due to our significant operations in India, which has a rapidly growing technology market, our business is subject to certain risks that are not typically experienced to the same degree in the United States or elsewhere abroad.

We rely significantly on our research and development, professional services and technical support operations in Hyderabad, India to enable us to develop new products, complete customer implementation projects and new releases of our products on time and within established budgets and provide technical support. In recent years, increased growth and development of the technology market in general, and in Hyderabad specifically, has made it more difficult for us to hire and retain qualified technical employees and other personnel. In addition, it may be difficult to acquire additional space to support future growth.

Our efforts in Hyderabad are subject to a number of risks inherent in international operations. However, certain risks are particularly acute in India, such as:

•	employee turnover;

•	increasing salaries; and

•	less reliable infrastructure.

If our India operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us or customer implementations, our ability to fix defects in our SumTotal 7 Series, our ability to develop new versions of our SumTotal 7 Series and new products, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers and might negatively impact our customer satisfaction.

In addition, our engineering efforts are based primarily out of two offices: Bellevue, Washington and Hyderabad, India. If the two offices fail to work together successfully, we may experience delays in fixing defects in SumTotal 7 Series, customer implementations, or in developing and releasing future versions of our product.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in our operating results;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts;

•	changes in conditions or trends in the talent management market;

•

announcements by us or our competitors of significant customer wins, technological innovations, new products or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in demand for our products, including due to seasonality;

•	additions or departures of key personnel;

•	foreign currency, interest rate, and fixed income risks, and;

•	market conditions in our industry, the industries of our customers and the economy as a whole.

Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares above the price at which they purchased their shares.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. Our common stock price was $6.05 per share at the close of market on December 29, 2006, the last trading day of 2006. The carrying value of our goodwill and intangible assets on December 31, 2006 was $68.5 million and $21.3 million, respectively.

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations.

Our success depends to a significant degree on the performance of the senior management team and other key employees. While certain of our Section 16 officers were granted two-year retention agreements in October 2005, at approximately the time our former chief executive officer resigned, there is no guarantee that such officers, will remain employed with us either through the duration of the retention agreements or upon their expiration in October 2007. The loss of any of these individuals, or other employees, could harm our business. We do not have employment agreements other than offer letters with our Section 16 officers or with any other key employee, and we do not maintain key person life insurance for any Section 16 officer or key employee.

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

We rely on independent partners such as distributors, alliance partners, value-added resellers and system integrators to help conduct our international operations and sales and marketing efforts in many foreign countries. We also use independent third parties to provide engineering services, including customer implementation and product development, including customer implementation and product development. Moreover, we expect to rely increasingly on these independent partners for the product development, customer implementation, distribution and sale of our branded products globally. Our success in international markets consequently will depend to a large degree on the success of these independent partners, with whom we have a limited working experience and over whom we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer so our future success will depend in part on our ability to attract, train and motivate new distributors, resellers, alliance partners and systems integrators and expand our relationships with current independent partners. We may not be successful in expanding our distributor and reseller relationships, and our sales would suffer as a result. Further, we will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the revenue generated from this investment.

Our internal controls and procedures may not be adequate to prevent or detect misstatements or errors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations of all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to recognize revenue we expected to recognize; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely harm our financial results and may result in a decline in the price of our common stock.

Standards for compliance with Sarbanes-Oxley Section 404 are burdensome and uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new, complex and subject to proposed changes. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. As we did in connection with our report on internal controls in 2004 and 2005, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting during fiscal 2007. During this process if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer.

We were not able to comply with the requirements of Sarbanes-Oxley Section 404 for fiscal 2004 on a timely basis and had to delay filing our Annual Report on Form 10-K until August 1, 2005. We had numerous material weaknesses and developed and implemented extensive remediation plans in fiscal 2005 and 2006. Although we have remediated all of our material weaknesses in 2006, there is no assurance that future changes in our control procedures will not create other material weaknesses or that other material weaknesses will not be discovered in the future. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

If we are unable to effectively remediate any future material weaknesses identified by us or our independent registered public accounting firm, we will be unable to assert such internal control is effective. If internal controls and procedures are determined to be inadequate and ineffective, this may result in a loss of shareholder confidence and adversely impact our stock price.

Recently enacted and proposed changes in securities laws and regulations have increased and are likely to continue to increase, our expenses.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Global Market, have increased, and will continue to increase our expenses as we devote resources to respond to the requirements. While we are endeavoring to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

Our operating expenses may be negatively affected by the impairment of goodwill and the impairment and amortization of intangible assets.

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

Any significant adverse changes to the key assumptions about acquired businesses and their prospects or an adverse change in market conditions could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible assets as a percent of our total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to our reported assets and results of operations.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and share based payments, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended, the AICPA continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

The FASB issued SFAS No. 123R, Share-Based Payment, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). As a result, when we recorded an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, we had significantly increased stock-compensation charges in the amount of $4.2 million, or $0.16 per share on a basic and diluted basis. For fiscal 2005 and 2004, had we accounted for stock-based compensation plans under SFAS No. 123R using the Black-Scholes option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.61 and $0.32 per share, respectively.

In the first quarter of 2007, we are required to implement the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty for Income Taxes. While we believe this will have no material impact to our future financial statements, we cannot be assured that this will be the case.

We may be limited in our use of net operating losses carry forwards.

Our ability to benefit from our deferred tax assets depends on us having sufficient future earnings to utilize our net operating loss (“NOL”) carryforwards before they expire. We have established a valuation allowance against the future tax benefit for a number of our federal and state NOL carryforwards. We could be required to record an additional valuation allowance against our foreign or U.S. deferred tax assets if market conditions change materially and, as a result, our future earnings are, or are projected to be, significantly less than we currently estimate. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where the NOLs were incurred.

As of December 31, 2006, we had federal NOL and R&D tax credit carry-forwards available to offset future taxable income. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We may become subject to government regulation and legal uncertainties that could result in liability or increase the cost of doing business, thereby adversely affecting our financial result.

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

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. We also, as of December 31, 2006, are not qualified for the European Union Safe Harbor which regulates the collection of personal data. Failure to comply with the various regulations could subject us to fines, and cause customers to lose confidence in our software products, thereby negatively affecting our revenue and expense.

Terrorism and U.S. military actions may adversely affect our business.

In light of recent terrorist activity, political and military instability, and existing and possible U.S. military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the U.S. Unfavorable economic conditions in the United States. may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and compete effectively in the talent and learning management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

Anti-takeover provisions in our charter documents could make the sale of the company more difficult.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, no potential acquirer would be able to call a special meeting of stockholders to remove our board of directors. A potential acquirer would also not be able to act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted. In addition, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue up to 5,000,000 shares of undesignated preferred stock, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

IT EM 2.	PROPERTIES

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

Commencing in April 2006, we entered into a lease for approximately 16,000 square feet of office space in Columbus, Ohio with a term expiring in April 2011. This facility is a portion of what was formerly the headquarters of Pathlore.

In connection with our acquisition of MindSolve, we lease a total of approximately 9,500 square feet of office space in Gainesville, Florida with terms expiring through December 2008.

We lease approximately 53,300 square feet of office space in Hyderabad, India with terms that will expire in July and December of 2009.

We also lease offices in Rochester, New York; Tokyo, Japan; Paris, France; Datchet, United Kingdom (“U.K.”); Frankfurt, Germany; Hong Kong; and Beijing, People’s Republic of China.

The contractual commitments, estimated sublease income and restructuring charges associated with all these properties are discussed in Note 11, Restructuring, and Note 12, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

We believe that our current facilities are and will be, suitable for their respective uses and adequate for our current and prospective needs.

ITE M 3.	LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results or financial condition.

ITE M 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded in the Nasdaq Global Market System under the symbol “SUMT.” The table below provides the quarterly high and low closing prices, as reported by Nasdaq, for the last two fiscal years.

	Fiscal Year 2006 Per Share		Fiscal Year 2005 Per Share
	High	Low	High	Low
First Quarter	$5.06	$4.20	$6.55	$4.87
Second Quarter	$6.95	$4.85	$5.49	$4.00
Third Quarter	$7.77	$5.05	$5.15	$3.86
Fourth Quarter	$7.73	$5.85	$5.09	$3.96

Holders of record

As of January 31, 2007, there were approximately 182 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

Dividends

We did not pay any dividends in fiscal years 2006, 2005 or 2004 and we do not currently anticipate paying cash dividends to our stockholders in the foreseeable future. We expect that we will retain all of future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business.

Purchase of equity securities by the issuer and affiliated purchasers

During fiscal year 2006, we did not, nor did any of our affiliated entities, repurchase any of our equity securities.

Stock Performance Graph

The graph below compares the cumulative total stockholder return as of December 31 of each year on (1) our common stock with (2) the Nasdaq Stock Market (U.S. companies) Index and (3) the Nasdaq Computer and Data Processing Services Index from December 31, 2001 to December 31, 2006 (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 2001 and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Our stock price, as reflected in the graph, is the stock price of Click2learn from 2001 through March 18, 2004, and the stock price of SumTotal Systems from March 19, 2004 through December 31, 2006.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Global Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

IT EM 6.	SELECTED FINANCIAL DATA

Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 2, Summary of Significant Accounting Policies, and in particular, Reclassifications, in the Notes to the Consolidated Financial Statements for further explanation.

Historical results of operations are not necessarily indicative of future results. Refer to the Factors that May Affect Future Results of Operation under Item 1A, Risk Factors, for the discussion of factors that may impact future results.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004 (3)	2003 (5)	2002 (4,5)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$31,027	$24,674	$22,376	$9,134	$12,107
Service, maintenance and other	74,961	50,296	32,828	20,353	18,370

Total revenue	105,988	74,970	55,204	29,487	30,477

Cost of revenue:
License	1,196	1,179	1,616	590	535
Service, maintenance and other (6)	36,715	22,988	17,269	9,939	8,569
Amortization of intangible assets	8,828	4,316	4,794	1,176	467

Total cost of revenue	46,739	28,483	23,679	11,705	9,571

Gross margin	59,249	46,487	31,525	17,782	20,906

Operating expenses:
Research and development (6)	17,556	12,357	11,558	6,024	8,153
Sales and marketing (6)	31,676	25,480	22,489	12,123	16,595
General and administrative (6)	19,858	16,348	10,984	5,559	5,997
Restructuring charge	68	316	1,137	—	485
Provision for litigation settlement	—	2,683	—	—	—
In-process research and development	1,120	—	1,326	—	—

Total operating expenses	70,278	57,184	47,494	23,706	31,230

Loss from operations	(11,029)	(10,697)	(15,969)	(5,924)	(10,324)
Other expense, net	(913)	(324)	(37)	(236)	(190)

Loss before provision for income taxes	(11,942)	(11,021)	(16,006)	(6,160)	(10,514)
Provision for income taxes	12	95	26	—	—

Loss from continuing operations	(11,954)	(11,116)	(16,032)	(6,160)	(10,514)
Loss from discontinued operations	—	—	—	—	(7,600)

Net loss	$(11,954)	$(11,116)	$(16,032)	$(6,160)	$(18,114)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.47)	$(0.51)	$(0.87)	$(0.67)	$(1.35)
Loss from discontinued operations	—	—	—	—	(0.98)

Net loss	$(0.47)	$(0.51)	$(0.87)	$(0.67)	$(2.33)

Weighted average common shares outstanding, basic and diluted	25,234	21,819	18,367	9,237	7,776

Stock-based Compensation:

Cost of revenue	$1,015	$138	$33	$—	$—
Research and development	526	117	100	—	—
Sales and marketing	1,041	282	231	—	—
General and administrative	1,576	431	1,061	—	—

	$4,158	$968	$1,425	$—	$—

Consolidated Balance Sheet Data:

Cash, cash equivalents, restricted cash and short-term investments	$15,729	$19,146	$34,718	$12,862	$3,586
Working capital (deficit)	(5,940)	1,403	27,890	9,847	2,900
Total assets	145,063	141,547	95,792	32,665	25,473
Notes payable, current portion	6,095	4,877	—	3,521	2,400
Notes payable, non-current portion	10,735	13,125	—	—	—
Stockholders’ equity	79,225	78,302	68,279	18,496	12,226

(1)	On November 14, 2006, we acquired MindSolve for $11.3 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements. Also during the third fiscal quarter of 2006, we recorded a $68,000 restructuring charge related to a termination agreement related to our previous Chicago, Illinois facility. This charge represented the difference between the remaining estimated lease liability and the termination settlement of $0.7 million. Refer to Note 11, Restructuring, and in particular, Fiscal Year 2006, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(2)

On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, Pathlore Acquisition, in the Notes to the Consolidated Financial Statements. Also during the fourth quarter of fiscal year 2005, we recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore.

Refer to Note 11, Restructuring, and in particular, Fiscal Year 2005, in the Notes to the Consolidated Financial Statements. Further, in the first quarter of fiscal year 2006, we entered into an agreement to settle all patent infringement claims with IpLearn, LLC (“IPLearn”) that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock valued at $181,000 to IpLearn. This was accounted for in the fourth quarter of fiscal year 2005.

(3)	On March 18, 2004, Click2learn acquired Docent and formed SumTotal Systems. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, Docent Acquisition, in the Notes to the Consolidated Financial Statements. Also during fiscal year 2004, we recorded a $1.1 million restructuring charge subsequent to the acquisition of Docent. Refer to Note 11, Restructuring, and in particular, Fiscal Year 2004, in the Notes to the Consolidated Financial Statements. In addition, during the third quarter of fiscal year 2004, we acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Refer to Note 7, Asset Purchase Agreements, in the Notes to the Consolidated Financial Statements.
(4)	In 2002, we discontinued all custom content development operations. Pursuant to SFAS No. 144, revenue and expense related to our custom content development business were reclassified as a Loss from Discontinued Operations.
(5)	Amounts per share and weighted average common shares outstanding for 2002 and 2003 have been retroactively adjusted to reflect the conversion of Click2learn shares into our shares at a ratio of 0.3188 of our shares for each Click2learn share on March 18, 2004.
(6)	Net loss includes stock-based compensation expense, as is indicated in the table above.

IT EM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a global provider of talent and learning management solutions. Our solutions include learning management systems and performance and compensation management software and services. We are the market share leader in LMS based on number of customers and revenue, according to a 2006 study by Bersin & Associates, an independent market research firm. Our solutions automate the talent management processes within organizations including aligning individuals’ goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a license or subscription basis. Our solutions can be deployed at the customer’s site, hosted by us or another hosting provider, or provided on an on-demand model. We have more than 1,500 customers worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities.

We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and have developed, marketed and sold a wide range of software products. In 1995, we focused our business on the enterprise learning market and created our first LMS in 1997. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market. We also changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc. (“Click2learn”).

On March 18, 2004, we merged with Docent, Inc., a public company listed on Nasdaq (“Docent”), to form SumTotal Systems. For accounting purposes, the merger was treated as an acquisition by Click2learn of Docent. In order to improve our market position and vertical industry strength within the LMS market, we acquired Pathlore Software Corporation (“Pathlore”) on October 4, 2005. We acquired Mindsolve Technologies, Inc. (“MindSolve”), a privately held provider of performance management software, on November 14, 2006.

2006 Highlights

During 2006, we continued to implement our growth strategy. Highlights include:

•	we continued to grow our core LMS business by selling additional licenses into our customer base and adding new customers;

•	we completed our integration of the 2005 Pathlore acquisition, further consolidating our leadership position in the LMS market;

•	we released the SumTotal Systems Enterprise Suite 7.2 and 7.5, adding additional features to our product suite;

•	we released an upgraded version of ResultsOnDemand, our on-demand solution targeted at the SMB market;

•	we acquired MindSolve to expand our performance and compensation management solutions and capabilities; and

•	we entered into additional arrangements with our HRO partners to expand our OEM business.

During 2006, we increased the deployment of our products in a hosted or on-demand model which has enabled us to increase our recurring revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance. This has grown from 36% of our revenue in 2004 to 41% in 2005 and 46% in 2006. Typically, these are annual contracts, most of which are renewed at the expiration of their term. We believe that our recurring revenue will continue to increase as a percentage of our business.

Total revenue increased from $75.0 million in 2005 to $106.0 million in 2006 and our cash flow from operating activities increased from $1.6 million in 2005 to $8.1 million in 2006. Our net loss increased from $11.1 million in 2005 to $12.0 million in 2006, primarily due to an increase in our amortization of intangible assets and the increase in stock-based compensation as a result of our implementation of SFAS No. 123R.

Sources of Revenue

We generate revenue from two sources: (1) sales of software licenses and related products, services performed in connection with consulting agreements, maintenance and support services, and hosting arrangements, which we also sometimes refer to collectively as software products, and (2) subscription fees from clients accessing our on-demand software and related consulting services, which we also refer to as on-demand subscriptions.

Costs and Expenses

Our cost of license revenue includes the cost of third party software and content we resell. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization, charges related to hosting activities and other third party services and employee stock-based compensation. Our cost of revenue also includes amortization of intangible assets.

Research and development, sales and marketing and general and administrative expense categories include direct costs, such as salaries, employee benefits, travel and entertainment, allocated communication, information technology, rent, depreciation expenses and employee stock-based compensation.

Research and development expenses also include expenditures related to third party development services.

Sales and marketing expenses also include sales commissions and expenditures related to public relations, advertising, trade shows and marketing campaigns.

General and administrative expenses also include legal and financial services fees.

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2006, had an accumulated deficit of $275.3 million.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	allowances for sales returns and doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	restructuring charges;

•	valuation reserve for deferred tax assets;

•	business combinations; and

•	stock-based compensation.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. The Notes to the Consolidated Financial Statements, contained elsewhere in this Report, contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

We derive our revenue from two sources: (1) sales of software licenses and related products, services performed in connection with consulting agreements, maintenance and support services and hosting arrangements (“software products”); and (2) subscription fees from clients accessing our on-demand software and consulting services (“on-demand subscriptions”).

Revenue derived from software products is subject to the guidance and requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from our on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items.

For all sales, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is reasonably assured.

We typically use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our significant resellers are evidenced by a master agreement governing the relationship.

At the time of each transaction, we assess whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after our normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to refund or forfeiture, concession or other adjustment, then we consider the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses.

We assess whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history with the customer, the geographic location of the customer and the financial viability of the customer. We do not request, nor do we require, collateral from customers. If the determination is made at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured.

We use shipping documents, proof of electronic transmittal, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization or consulting services, or that have services not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is shipped to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenue as these services are provided. Delivery of time-based licenses, on-demand subscriptions, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

Allowances are provided for estimated returns, discounts and trade-ins are recorded when the revenue is initially recognized and such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of our software to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in and after the end user has been identified.

Revenue from sales of third-party products net of royalties, is recorded in accordance with EITF No. 99-19 Reporting Revenue Gross as a principal versus Net as an Agent. In accordance with EITF No. 99-19, we evaluate these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we:

•	act as principal in the transaction;

•	take title to the products;

•	have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns; and

•	act as an agent or broker with compensation on a commission or fee basis.

These sales are typically recorded on a gross basis.

Software Products

Sales of software products and related services that are subject to the guidance of SOP No. 97-2, as amended by SOP No. 98-9, are recognized as follows:

For deliverables and multiple element arrangements subject to SOP No. 97-2, as amended by SOP No. 98-9, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of our undelivered elements such as consulting services and product post contract support and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2 have been met.

Company-specific objective evidence is established for hosting and support of standard products based upon the amounts we charge when support and hosting are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services separately and provided we have the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

Fair value of hosting and maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive. In the event that fair value for hosting and maintenance and support services does not exist, then revenue for the entire arrangement is recognized ratably over the performance period. Time-based license sales are recognized ratably over the rental period because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where we provide hosting for the customer, for the hosting element.

Many of our software contracts include consulting implementation services. Consulting revenue from certain of these contracts are generally accounted for separately from the perpetual license revenue because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

We recognize revenue on contracts with fixed or “not-to-exceed” fees and those with billing milestones to the extent that we have a basis for measuring progress to completion and provided that all other revenue recognition criteria have been met. If we do not have a sufficient basis to measure progress towards completion, or if the service engagement is subject to final customer acceptance, then revenue is recognized when we have completed all our obligations and/or received final acceptance from the customer. If we have a sufficient basis to measure progress towards completion and the service engagement is not subject to final customer acceptance, then revenue is recognized as the services are provided or by using input measures based on hours to complete, not to exceed milestone billings.

For arrangements that require significant customization, modification or production of the software, or where software services are otherwise considered essential and separate accounting for the services is not permitted, we recognize revenue using contract accounting to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of the contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which it is first determined that a loss is apparent. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized in accordance with SOP 81-1 is allocated for classification purposes in the statement of operations between license and service revenues based on an estimate of the fair value of the service portion of the arrangement as indicated by rates that we separately sell similar services and use of the residual method for the license component.

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

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to us the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. We evaluate our hosting arrangements based on the criteria outlined in EITF No. 00-03. Based on the criteria outlined in EITF No. 00-03, we have determined that the vast majority of our hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows us to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, we apply the provisions of SAB No. 104 to the arrangement. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

On-Demand Subscriptions

These are subscriptions where the customer has purchased a bundled product that includes the use of a license over a term, hosting, maintenance and support and consulting services. Under the terms and conditions of these on-demand sales, our customers can only access services via our hosted environment and they do not have the right of refund during their term once their term has commenced. Therefore, these customers do not have the right to take possession of the software at any time during the hosting period without significant penalty, nor is it feasible for these customers to run the software on their own hardware or contract with another party unrelated to us to host the software. In accordance with EITF No. 00-03, SOP No. 97-2 only applies to hosting arrangements in which the customer has such options. Arrangements that do not give the customer such options are service contracts and are outside of the scope of SOP No. 97-2. Accordingly, we recognize revenue for these arrangements in accordance with the guidance provided by SAB No. 104.

Based on the guidance of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, we take the position that the individual elements contained within each on-demand subscription sale do not have value to the customer on a stand-alone basis and, as these specific elements are currently provided only by us and are not sold separately, we do not have evidence of the fair value for these elements. Further, as these customers are in fact purchasing an ongoing service activity and not discrete setup activities, the sales of our on-demand subscriptions are considered to be a single unit of accounting. As these services are performed continuously through the contractual term of the arrangement revenue is recognized ratably over the contractual term as there is no other discernable pattern of service delivery and no other evidence suggesting that the revenue is earned or that the obligations are fulfilled in a different pattern.

Transactions Including Both Software Products and On-Demand Subscriptions

For multiple element arrangements that contain both software products and on-demand subscription products, we evaluate the arrangement based on EITF No. 03-05. In accordance with the provisions of EITF No. 03-05, when the arrangement contains one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF No. 00-21 if the following criteria are met:

•	the delivered item has stand alone value;

•	there is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by VSOE or third party evidence; and

•

if the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

If the above criteria are met, we allocate the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB No. 104 and revenue for software elements is recognized in accordance with SOP No. 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is normally recognized in accordance with SOP No. 97-2. The subscription fees from clients accessing our on-demand software and consulting services are recognized in accordance with SAB No. 104.

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter. We follow detailed revenue recognition guidelines, which are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. Different judgments or estimates made for any one large contract, customer, or group of customers could result in material differences in the amount and timing of revenue recognized in any particular period.

Allowance for Sales Returns and Doubtful Accounts

We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all our products and services, we maintain an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2006. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to our revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

Restructuring Charges

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146. In accordance with SFAS No. 146, a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 11, Restructuring, in the Notes to the Consolidated Financial Statements.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that we believe is more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made. To the extent that such realizable deferred tax assets related to the results of the acquired company prior to the acquisition, there would be a reduction in goodwill.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, the acquisitions discussed in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R, which established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes a previous accounting under APB No. 25, for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB No. 107”), relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to record the impact of SFAS No. 123R.

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenue:
License	29.3%	32.9%	40.5%
Service, maintenance and other	70.7	67.1	59.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	1.1	1.6	2.9
Service, maintenance and other	34.6	30.7	31.3
Amortization of intangible assets	8.4	5.7	8.7

Total cost of revenue	44.1	38.0	42.9

Gross margin	55.9	62.0	57.1

Operating expenses:
Research and development	16.6	16.5	20.9
Sales and marketing	29.9	34.0	40.7
General and administrative	18.7	21.8	19.9
Restructuring charge	—	0.4	2.1
Provision for litigation settlement	—	3.6	—
In-process research and development	1.1	—	2.4

Total operating expenses	66.3	76.3	86.0

Loss from operations	(10.4)	(14.3)	(28.9)
Other expense, net	(0.9)	(0.4)	(0.1)

Loss before income taxes	(11.3)	(14.7)	(29.0)
Provision for income taxes	—	(0.1)	(0.0)

Net loss	(11.3)%	(14.8)%	(29.0)%

Comparison of Financial Data for 2006 and 2005

Revenue

License and Service and Maintenance Revenue

License and service and maintenance revenue for 2006 and 2005 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005

License	$31,027	$24,674	$6,353	25.8%
Percentage of total revenue	29.3%	32.9%
Service and maintenance	74,961	50,296	24,665	49.0%
Percentage of total revenue	70.7%	67.1%

Total	$105,988	$74,970	$31,018	41.4%

Throughout 2006, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $18.5 million. The acquisition of MindSolve added $0.3 million of revenue. Revenue from the Pathlore installed customer base increased $12.2 million from $4.4 million in 2005, to $16.6 million in 2006 as a result of a full year of sales activity in 2006 compared to three months in 2005, following the acquisition of Pathlore in October 2005.

License Revenue.

The increase in license revenue in 2006 was primarily due to a $4.6 million increase in sales of the SumTotal 7 Series. License revenue from our Pathlore installed customer-base increased by $1.8 million, as a result of a full year of sales activity in 2006 compared to only three months in 2005. Pricing levels were relatively similar during both years.

Service and Maintenance Revenue

Service and maintenance revenue for 2006 and 2005 was as follows (in thousands, except for percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Maintenance	$31,079	$19,672	$11,407	58.0%
Hosting	11,499	8,188	3,311	40.4%
Consulting	29,988	21,854	8,134	37.2%
On-demand subscriptions	2,395	582	1,813	311.5%

	$74,961	$50,296	$24,665	49.0%

Approximately $10.4 million of the increase in service and maintenance revenue in 2006 was the result of a full year of service and maintenance revenue from the acquired Pathlore customer base, compared to only three months in 2005, and $14.3 million of the increase was from service contract sales to new and existing customers related to the SumTotal 7 Series product suite.

Changes to the components of service and maintenance revenue were as follows:

•

$8.4 million of the increase in maintenance revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $3.0 million of the increase was from maintenance contract sales to new and existing customers related to the SumTotal 7 Series;

•

$1.3 million of the increase in hosting revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $2.0 million was from sales of hosting contracts to new and existing customers related to the SumTotal 7 Series;

•

$0.7 million of the increase in consulting revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $7.4 million was from additional consulting contracts to new and existing customers related to the SumTotal 7 Series; and

•

$0.3 million of the increase in on-demand subscriptions revenue resulted from six weeks of revenue from MindSolve customers in 2006, following its acquisition in November 2006, and $0.1 million was from additional on-demand subscriptions contracts related to the SumTotal 7 Series. Revenue from third party performance management transactions increased by $1.4 million compared to 2005.

Price changes in service and maintenance revenue had no material effect in 2006 compared to 2005.

Revenue by region for 2006 and 2005 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
United States	$83,861	$55,881	$27,980	50.0%
Percentage of total revenue	79.1%	74.5%
Other Americas	5,148	3,187	1,961	61.5%
Percentage of total revenue	4.9%	4.3%

Americas	89,009	59,068	29,941	50.7%
Percentage of total revenue	84.0%	78.8%
Europe	13,050	13,034	16	0.1%
Percentage of total revenue	12.3%	17.4%
Asia/Pacific	3,929	2,868	1,061	37.0%
Percentage of total revenue	3.7%	3.8%

Total	$105,988	$74,970	$31,018	41.4%

The $31.0 million increase in total revenue for 2006 was primarily due to increased sales of our software products in the Americas. Revenue in Europe remained relatively unchanged, due to unusually high turnover in our sales organization. Revenue in Asia/Pacific increased by $1.1 million, or 37%, primarily due to increased sales of our software products in Japan.

Price changes had no material effect on our revenue in any region in 2006 as compared to 2005.

No customer accounted for greater than 10% of total revenue in either 2006 or 2005.

Cost of Revenue

Cost of revenue for 2006 and 2005 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
License	$1,196	$1,179	$17	1.4%
Percentage of total revenue	1.1%	1.6%
Service and maintenance	36,715	22,988	13,727	59.7%
Percentage of total revenue	34.6%	30.7%
Amortization of intangible assets	8,828	4,316	4,512	104.5%
Percentage of total revenue	8.3%	5.8%

Total	$46,739	$28,483	$18,256	64.1%

Cost of license revenue. In both years, cost of license revenue consisted of $0.6 million for the resale of third party products and $0.5 million for the cost of licensing e-learning content from third parties. We do not expect significant changes in these costs in 2007.

Cost of service and maintenance revenue. Employee related expenses for 2006 increased $7.9 million, with $2.7 million attributable to the addition of 41 employees as a result of the Pathlore acquisition, $0.2 million attributable to the addition of 11 employees as a result of the MindSolve acquisition, $0.7 million attributable to the addition of 15 employees in India and $4.3 million attributable to the addition of 18 employees in the rest of the world. Travel expenses associated with increased staff levels increased $1.0 million over 2005, with a portion of these expenses recoverable in projects billed to customers. Facilities and equipment expenses, including depreciation from new hosting equipment, increased by $2.6 million over 2005. Costs related to third party performance management revenue increased by $1.0 million compared to 2005. Costs associated with our customer satisfaction program increased by $0.3 million over 2005. The remaining increase of $0.9 million related to an increase in stock-based compensation expense. We expect service and maintenance costs to increase in 2007 as we continue to invest in our infrastructure to support our growing customer installed-base.

Amortization of intangible assets. Amortization of intangible assets attributable to the Pathlore acquisition in 2005 increased to $6.3 million in 2006 compared to $0.7 million in 2005. Amortization of intangible assets from legacy Click2learn capitalized software decreased $0.6 million from $0.9 million in 2005 to $0.3 million in 2006, and these assets are now fully amortized. Amortization of intangible assets attributable to the Docent acquisition in 2004 decreased $0.6 million from $2.6 million in 2005 to $2.0 million in 2006. Amortization of intangible assets attributable to the MindSolve acquisition in 2006 was $0.2 million in 2006.

Gross Margin

The components of gross margin in 2006 and 2005 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2006	2005
License	$29,831	$23,495
Percentage of license revenue	96.1%	95.2%
Service and maintenance	38,246	27,308
Percentage of service and maintenance revenue	51.0%	54.3%
Amortization of intangible assets	(8,828)	(4,316)
Percentage of total revenue	(8.3)%	(5.8)%

Total	$59,249	$46,487
Percentage of total revenue	55.9%	62.0%

Gross margin for license, remained relatively consistent at 96% and 95% for 2006 and 2005, respectively.

Gross margin for service and maintenance declined to 51% in 2006 from 54% in 2005. This decline was principally the result of a write down of acquired deferred revenue. In accordance with acquisition accounting principles, the deferred revenue that we acquired from Pathlore was written down on the acquisition date to its fair value which is typically less than full contractual value. This write-down resulted in revenue for 2006 being $2 million lower than it would have been if revenue had been recorded at full contractual value. We expect improvements in gross margin for service and maintenance over the next several quarters as the Pathlore and MindSolve customer bases renew their maintenance contracts and we are able to record revenue at full contractual value.

Gross margin in 2006 was also impacted by $0.3 million of costs associated with our customer satisfaction program, and by $0.9 million for stock-based compensation charges related to the adoption of SFAS No. 123R. We expect additional improvements in gross margin as we sell additional hosting contracts to allow us to leverage our existing infrastructure and as new customers purchase our consulting services.

Operating Expenses

Our operating expenses in 2006 and 2005 were as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Research and development	$17,556	$12,357	$5,199	42 .1%
Percentage of total revenue	16.6%	16.5%
Sales and marketing	31,676	25,480	6,196	24.3%
Percentage of total revenue	29.9%	34.0%
General and administrative	19,858	16,348	3,510	21.5%
Percentage of total revenue	18.7%	21.8%
Restructuring charge	68	316	(248)	(78.5)%
Percentage of total revenue	—	0.4%
Provision for litigation settlement	—	2,683	(2,683)	(100.0)%
Percentage of total revenue	—	3.6%
In-process research and development	1,120	—	1,120	100.0%
Percentage of total revenue	1.1%	—

Total	$70,278	$57,184	$13,094	22.9%

Percentage of total revenue	66.3%	76.3%

Research and development. The increase in 2006 research and development expense compared to 2005 included $3.4 million in additional employee and related costs associated with the hiring of 49 additional personnel, including hiring related to the acquisition of Pathlore and increased staffing in India. Consulting expense increased to $1.5 million in 2006 from $1.0 million in 2005. Additional staff and consultants were needed to support work on our product platform, specifically on our release of SumTotal 7.2 in June 2006 and SumTotal 7.5 in December 2006. Facility and equipment expense increased in 2006 to $3.4 million from $2.6 million in 2005. Miscellaneous expense for recruiting and travel increased in 2006 by $0.1 million. Stock-based compensation expense in 2006 increased by $0.4 million from 2005 due to the adoption of SFAS No. 123R. We expect research and development expense to increase in 2007 due to continued investments in future versions of the SumTotal 7 Series.

Sales and marketing. Sales and marketing expense as a percentage of net revenue decreased from 34% in 2005 to 30% in 2006. Expense relating to sales and marketing personnel increased $3.9 million, or 22%, to $21.3 million in 2006 from $17.4 million in 2005, due to increased salary costs from additional personnel, including personnel added as a result of the acquisition of Pathlore, and higher commissions and bonus costs. Marketing programs expense in 2006 increased $0.7 million from 2005 due to increased marketing initiatives and costs associated with our annual user conference. Travel expense associated with increased staff in 2006 increased by $0.7 million from 2005. Miscellaneous expense related to facilities, recruiting and other outside services in 2006 increased by $0.1 million from 2005. Stock-based compensation expense in 2006 increased by $0.8 million from 2005 due to the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase in 2007 to support increased revenue expectations.

General and administrative. In 2006, accounting, legal and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $2.2 million or 56%, to $1.8 million from $4.0 million in 2005. Expenses relating to general and administrative personnel increased $4.5 million, or 57%, to $12.4 million in 2006 from $7.9 million in 2005. The increased costs were related to increased salaries and related expenses of $1.9 million for additional staff to support the Pathlore acquisition, plus increased staff of 23 to support growth in our internal infrastructure and bonuses, the aggregate sum of which was $2.5 million. The remaining increase of $1.2 million was related to an increase in stock-based compensation expense of $1.1 million due to the adoption of SFAS No. 123R and increases in miscellaneous and other expenses of $0.1 million. We expect general and administrative expenses to increase in 2007 compared to 2006 to meet the demands of our growing business.

Restructuring charges. In the third quarter of 2006, we negotiated a final lease termination agreement for our Chicago facility. The difference between the net remaining estimated lease liability and the termination settlement amount of $0.7 million resulted in an accrual of $68,000 that was accrued as a restructuring charge in the third quarter of 2006.

In-process research and development. In 2006, we assigned $1.1 million of assets obtained in the Mindsolve acquisition to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use and immediately wrote off these assets in accordance with FASB Interpretation (“FIN”) No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These estimates of cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D. We expect to complete these projects by the end of 2007.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2006 which was allocated as follows (in thousands):

Year Ended December 31, 2006
Cost of revenue	$1,015

Research and development	526
Sales and marketing	1,041
General and administrative	1,576

Stock-based compensation included in operating expenses	3,143

Total stock-based compensation expense	$4,158

Non-Operating Expenses, Net

Non-operating expenses, net for 2006 and 2005 were as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Interest expense	$(1,724)	$(394)	$(1,330)	337.6%
Percentage of total revenue	(1.6)%	(0.5)%
Interest income	702	701	1	0.1%
Percentage of total revenue	0.7%	0.9%
Other income (expense), net	109	(631)	740	117.3%
Percentage of total revenue	0.1%	(0.8)%
Equity in losses of an affiliate	—	—	—	—
Percentage of total revenue	—%	—%

Total	$(913)	$(324)	$(589)	181.8%

Percentage of total revenue	(0.9)%	(0.4)%

Interest expense. The increase in interest expense was attributable to the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Other income (expense), net. The reduction in other expense in 2006 was primarily due to net foreign exchange gains as a result of the strengthening of the British Pound Sterling (“GBP”) against the U.S. Dollar (“USD”). Beginning in the third quarter of 2006, we adopted a forward exchange hedging program for USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Interest income. Interest income was relatively unchanged in 2006. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2006 and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign income taxes of $12,000 for 2006 and $95,000 for 2005. For further discussion of our income taxes, refer to Note 16, Income Taxes, in the Notes to the Consolidated Financial Statements.

Comparison of Financial Data for 2005 and 2004

Revenue License and Service and Maintenance Revenue License and service and maintenance revenue for 2005 and 2004 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2005	2004
License	$24,674	$22,376	$2,298	10.3%
Percentage of total revenue	32.9%	40.5%
Service and maintenance	50,296	32,828	17,468	53.2%
Percentage of total revenue	67.1%	59.5%

Total	$74,970	$55,204	$19,766	35.8%%

Throughout 2005, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series product to new customers and additional licenses to our installed customer base, including SumTotal 7 Series upgrades, was approximately $15.5 million. The acquisition of the Pathlore customer base added $4.3 million of revenue.

License revenue. The increase in license revenue in 2005 resulted from $1.1 million from the Pathlore acquisition and another $1.2 million from license contracts from the legacy products and SumTotal 7 Series. During the fourth quarter of 2004, we launched sales of our SumTotal Series product and thereafter generally discontinued sales of legacy Docent and Click2learn products to new customers. As a result, license revenue from the Docent product line declined by $4.8 million in 2005. This decline was more than offset by an increase of $7.0 million in license revenue from sales of the SumTotal 7 Series products. Pricing levels were relatively similar between the two years.

Service and maintenance revenue. Service and maintenance revenue for 2005 and 2004 was as follows (in thousands, except for percentages):

	Years Ended December 31,		Change in Dollars	Change in Percent
	2005	2004
Maintenance	$19,672	$11,665	$8,007	68.6%
Hosting	8,188	6,044	2,144	35.5%
Consulting	21,854	14,748	7,106	48.2%
On-demand subscriptions	582	371	211	56.9%

Total	$50,296	$32,828	$17,468	53.2%

Approximately $14.3 million of the increase in service and maintenance revenue was from sales of the SumTotal 7 Series and legacy products, and $3.2 million was from sales to the Pathlore customer base.

Changes to the components of service and maintenance revenue were as follows:

•

$1.4 million of the increase in maintenance revenue was due to three months of revenue from the Pathlore customer base following the acquisition of Pathlore in October 2005, and $3.3 million was from maintenance contracts related to the SumTotal 7 Series. An additional $3.3 million of the increase resulted from a full year of revenue from Docent customers in 2005 compared to only nine and a half months in 2004 and from Docent customers renewing their contracts allowing us to recognize the corresponding revenue at full contractual value rather than the written down fair value required by acquisition accounting;

•

$0.4 million of the increase in hosting revenue was due to three months of revenue from the Pathlore customer base in 2005, and $1.0 million was from hosting contracts related to the SumTotal 7 Series sold to new license customers and additional hosting services sold to existing customers. An additional $0.7 million of the increase results from a full year of the Docent hosting contracts in 2005 compared to only nine and a half months in 2004;

•

$1.4 million of the increase in consulting revenue was due to three months of revenue from the Pathlore customer base in 2005 and another $5.1 million was from consulting contracts related to additional consulting services for new customers installing SumTotal 7 Series and existing customers upgrading to the product. Additional services to the Docent customer base increased by $0.6 million primarily as a result of a full year of revenue compared to only nine and a half months in 2004; and

•	$0.2 million of the increase in on-demand subscriptions revenue was the result of adding new customers.

Price changes in service and maintenance revenue had no material effect on service and maintenance revenue in 2005 compared to 2004.

Revenue by Region. Revenue by region for 2005 and 2004 was as follows (in thousands, except for percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2005	2004
United States	$55,881	$39,286	$16,595	42.2%
Percentage of total revenue	74.5%	71.2%
Other Americas	3,187	1,159	2,028	175.0%
Percentage of total revenue	4.3%	2.1%

Americas	59,068	40,445	18,623	46.0%
Percentage of total revenue	78.8%	73.3%
Europe	13,034	12,327	707	5.7%
Percentage of total revenue	17.4%	22.3%
Asia/Pacific	2,868	2,432	436	17.9%
Percentage of total revenue	3.8%	4.4%

Total	$74,970	$55,204	$19,766	35.8%

In 2005, revenue from the Americas grew $18.6 million, or 46%, and accounted for approximately 79% of our total revenue. Approximately $4.2 million of the increase resulted from the Pathlore acquisition and another $14.4 million, or 36%, resulted from continued sales of the SumTotal 7 Series product suite and related services. We were successful during the year in winning and completing installations of a number of large enterprise-wide solutions and also generated consulting revenue from existing customers upgrading their legacy systems to SumTotal 7 Series. Growth was slower in Europe and Asia/Pacific. In 2005, revenue in Europe increased by $0.7 million, or 6%. Business activity levels appeared to be lower in Europe than the Americas and our focus was on building up our infrastructure so that we could support the large increase in our installed customer base that we achieved in 2004. As a result, the rate of revenue growth in Europe was relatively low compared to the Americas. Asia/Pacific revenue increased by $0.4 million, or 18%, and included one large sale in Japan.

Price changes had no material effect on our revenue in any region in 2005 as compared to 2004.

No customer accounted for greater than 10% of total revenue in either 2005 or 2004.

Cost of Revenue

Cost of revenue for 2005 and 2004 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2005	2004
License	$1,179	$1,616	$(437)	(27.0)%
Percentage of total revenue	1.6%	2.9%
Service and maintenance	22,988	17,269	5,719	33.1%
Percentage of total revenue	30.7%	31.3%
Amortization of intangible assets	4,316	4,794	(478)	(10.0)%
Percentage of total revenue	5.8%	8.7%

Total	$28,483	$23,679	$4,804	20.3%

Cost of license revenue. Cost of license revenue decreased $0.4 million, from $1.6 million in 2004 to $1.2 million in 2005 as a result of decreased sales of third party products.

Cost of service and maintenance revenue. Cost of service and maintenance revenue increased $5.7 million, from $17.3 million in 2004 to $23.0 million in 2005. Of this increase, $2.8 million was the result of a full year’s expense in 2005 for the approximately 36 employees that were added in connection with the acquisition of Docent on March 18, 2004 as well as a full year’s expense for hosting and other services associated with the Docent installed customer base. A further $1.5 million of the increase resulted from the addition of 41 Pathlore service and maintenance personnel and other associated costs on October 4, 2005. Excluding these acquisition related changes, the balance of the increase was $1.4 million, which was comprised of an increase of $1.8 million in salaries and related expenses for 63 additional employees hired during 2005 mainly in latter part of the year, and an increase of approximately $1.1 million in travel, equipment and software and other expenses to support the increased business volume, partially offset by a decrease of $1.5 million in outside services as a result of reduced utilization of consultants and the ongoing transition of the Docent hosting business from a third party supplier to our in-house hosting facility.

Amortization of intangible assets. The decrease was primarily due to a $1.3 million decrease in the amortization of assets attributable to the Docent acquisition in 2004, and a $0.4 million decrease in amortization expense related to legacy Click2learn intangible assets which expired in 2004. This decrease was partially offset by the amortization of intangible assets obtained in the Pathlore acquisition of $0.7 million and increases in other amortization of approximately $0.5 million.

Gross Margin

The components of gross margin in 2005 and 2004 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2005	2004
License	$23,495	$20,760
Percentage of license revenue	95.2%	92.8%
Service and maintenance	27,308	15,559
Percentage of service and maintenance revenue	54.3%	47.4%
Amortization of intangible assets	(4,316)	(4,794)
Percentage of total revenue	(5.8)%	(8.7)%

Total	$46,487	$31,525
Percentage of total revenue	62.0%	57.1%

Gross margin revenue for license, exclusive of intangible assets amortization, remained relatively consistent at 95% and 93% for 2005 and 2004, respectively.

Gross margin for service and maintenance revenue increased to 54% in 2005 from 47% in 2004. Gross margin in 2004 was adversely impacted principally as a result of the write-down of deferred revenue acquired from Docent. In accordance with acquisition accounting principles, the deferred revenue that we acquired from Docent was written down on the acquisition date to its fair value which is typically less than full contractual value. This write-down resulted in revenue for 2004 being lower than if revenue had been recorded at full contractual value. Gross margin in 2005 was favorably impacted by $3.3 million as these contracts were renewed and we were able to record the associated revenue at full contractual value. This had the impact of improving the overall service margin to 51%. There was a further 3% increase as revenue increased at a faster rate than expenses as a result of our ongoing efforts to benefit from economies of scale as well as productivity improvements, and by making use of our own employees instead of more expensive consultants.

Operating Expenses

Our operating expenses in 2005 and 2004 were as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2005	2004
Research and development	$12,357	$11,558	$799	6.9%
Percentage of total revenue	16.5%	20.9%
Sales and marketing	25,480	22,489	2,991	13.3%
Percentage of total revenue	34.0%	40.7%
General and administrative	16,348	10,984	5,364	48.8%
Percentage of total revenue	21.8%	19.9%
Restructuring charge	316	1,137	(821)	(72.2)%
Percentage of total revenue	0.4%	2.1%
Provision for litigation settlement	2,683	—	2,683	100.0%
Percentage of total revenue	3.6%	—
In-process research and development	—	1,326	(1,326)	(100.0)%
Percentage of total revenue	—	2.4%

Total	$57,184	$47,494	$9,690	20.4%

Percentage of net revenue	76.3%	86.0%

Research and development. The increase in 2005 research and development expense included a $1.2 million in additional employee and related costs associated with approximately 26 additional personnel as a result of hiring needs. A further increase of $0.4 million was the result of the Pathlore acquisition in the fourth quarter of 2005, which added 10 employees. These amounts were partially offset by a decline in the use of consultants which reduced expenses by $0.8 million. Expenses increased in 2004 as we utilized consultants to assist us in meeting our December 2004 target for the SumTotal 7 Series product launch.

We also utilized consultants during 2004 and early 2005 to improve upon existing core products and develop new products and to assure timely delivery of new products and enhancements to the market. As a result of this investment, the SumTotal Suite 7.0 was released in December 2004 and SumTotal Suite 7.1 in April 2005. This release provided customers with enhanced features, particularly in the areas of blended learning and compliance and better integration of the individual modules.

Sales and marketing. There was a $2.6 million increase in sales and marketing expense in 2005 as a result of a full year’s expense for approximately 23 Docent personnel who were added on March 18, 2004 as a result of the Docent acquisition. A further $1.3 million increase occurred as a result of the addition of 22 Pathlore sales and marketing personnel on October 4, 2005 and the expenses associated with the Pathlore user conference in November 2005. These increases were partially offset by a reduction of $0.9 million in other expenses, mainly as a result of the increased marketing expenditures incurred to launch our combined company, SumTotal, in March 2004 and the SumTotal 7 Series product release in December 2004. Additionally, a non-recurring charge of $0.4 million was incurred in 2004 to write-off the sales management software previously used by Click2learn in favor of the software used by Docent.

General and administrative. General and administrative expense increased by $5.3 million from $11.0 million in 2004 to $16.3 million in 2005. The increase resulted from having the incremental Docent administrative infrastructure, net of synergies, in place for the full year which accounted for $0.9 million of the increase and $0.4 million additional expenses for the Pathlore general and administrative functions in the fourth quarter of 2005. We incurred an additional expense of $1.0 million to improve our internal controls, support the growth of our business and address our Sarbanes-Oxley Section 404 compliance issues. Additionally, we spent $4.0 million on outside advisors, consultants, our independent registered public accounting firm and legal counsel associated with our Sarbanes-Oxley Section 404 compliance. This was an increase of $3.2 million from 2004. There was a net reduction in expense of $0.2 million in other areas.

Restructuring charges. During the fourth quarter of 2005, we recorded a $358,000 restructuring charge that coincided with the acquisition of Pathlore. The restructuring consisted of $72,000 in employee severance costs and $286,000 in facility exit costs, which were subsequently paid in the first quarter of fiscal year 2006. Employee severance costs consisted of severance and other benefits resulting from a reduction of one service and maintenance employee, four sales and marketing employees and one general and administrative employee. Facility exit costs represented the fair value of the lease liabilities relating to the closure of a facility in London, U.K., based on the amount of $314,000 agreed with the former landlord in January of 2006 to settle this commitment, less $28,000 previously accrued. In November 2005, we reversed $42,000 from the restructuring accrual and re-entered a part of the facility in Bellevue, Washington which was previously restructured.

Provision for litigation settlement. On March 14, 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party.

In-process research and development. There were no IPR&D costs arising out of the 2005 Pathlore acquisition. We assigned $1.3 million of intangible assets acquired in the Docent acquisition to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use to IPR&D and immediately wrote off these assets in accordance with FIN No. 4. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

Stock-based compensation expense. On May 31, 2005, the Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of our equity compensation plans. This approval was based on a recommendation of the Compensation Committee of the Board of Directors (“Compensation Committee”), which consists entirely of independent directors and reflects an approximate 10% premium over the average closing price of our common stock over the previous ninety trading days. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of our outstanding unvested options, 446,000 of which are held by Section 16 officers, became exercisable on August 1, 2005, upon our compliance with Nasdaq and SEC rules.

In 2005, we recorded $244,000 in stock-based compensation expense related to the issuance of restricted stock to certain executive officers, in accordance with FIN No. 44, $566,000 in stock-based compensation expense related to unvested “in the money” common stock options assumed as a result of the Docent acquisition, $136,000 in stock-based compensation expense related to extending the expiration date on stock options for employees who terminated during the period when we were not in compliance with the SEC filing requirements and were therefore unable to exercise their stock options and $22,000 in stock-based compensation expenses related to fully vested options issued below fair market value.

In 2004, we recognized $233,000 in stock-based compensation expense related to increasing the amount of shares available for purchase in the our Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25. This was result of us adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period. We also recorded $867,000 in stock-based compensation expense related to unvested “in-the-money” common stock options assumed as a result of the Docent acquisition and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Non-Operating Expenses, Net

Non-operating expenses, net for 2005 and 2004 were as follows (in thousands, except percentages):

	Year Ended
	December 31, 2005	December 31, 2004	Change In Dollars	Change In Percent
Interest expense	$(394)	$(121)	$(273)	225.6%
Percentage of total revenue	(0.5)%	(0.2)%
Interest income	701	331	370	111.8%
Percentage of total revenue	0.9%	0.6%
Other income (expense), net	(631)	(78)	(553)	709.0%
Percentage of total revenue	(0.8)%	(0.2)%
Equity in losses of an affiliate	—	(169)	169	(100.0)%
Percentage of total revenue	—	(0.3)%

Total	$(324)	$(37)	$(287)	775.7%

Percentage of total revenue	(0.4)%	(0.1)%

Interest expense. The increase in interest expense is attributable to the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition.

Other income (expense), net. The increase in other income (expense), net was due primarily to net foreign exchange losses primarily associated with the devaluation of the GBP and Euro against the USD.

Interest income. The increase in interest income was primarily due to higher cash balances held by us early in 2005 and higher interest rates earned on our cash balances throughout 2005.

Equity in losses of an affiliate. Equity in losses of an affiliate related to Click2learn Japan KK, our former joint venture with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd in Japan. We used the equity method of accounting whereby we recorded our ownership portion of the joint venture’s net income or loss. For 2004, our equity in losses of an affiliate was $169,000. As part of the agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, we transferred our shares in Click2learn Japan KK to Softbank Media and Marketing and as a result we will not have any future equity related expenses relating to the losses of this company.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2005 and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign income taxes of $95,000 for 2005 and $26,000 for 2004.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity were $10.2 million of cash and cash equivalents and $5.5 million of short-term investments. In July 2006, under our revolving $5.0 million credit facility (“Revolver”) with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at December 31, 2006.

We believe that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next year. We have borrowing capacity available to us in the form of our credit facility with Wells Fargo Foothill that expires in 2009. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Our future liquidity and capital requirements will depend on numerous factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us, or at all.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. The registration statement gives us the flexibility to issue securities, which may consist of common stock, preferred stock, warrants, debt securities or any combination thereof, in one or more future offerings up to a maximum aggregate offering price of $75 million. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. Unless otherwise indicated in a prospectus supplement, the net proceeds from the sale of securities offered by us under the prospectus may be used for general corporate purposes and working capital requirements. We may also use all or a portion of the net proceeds to fund possible investments in and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding such acquisitions or investments. We may be required under the terms of our credit facility with Wells Fargo Foothill to use a portion of the net proceeds from any such offering to repay or prepay indebtedness under the credit facility, and we may also elect to use a portion of such proceeds to this purpose.

Fiscal Year 2006

Net cash provided by operating activities was $8.1 million in 2006. The cash provided during the period was primarily related to increases in accounts payable of $1.1 million, accrued compensation and benefits of $3.0 million and deferred revenue of $1.9 million. Other cash provided by operating activities was the result of adjustments to net loss for non-cash items which included intangible assets amortization of $8.8 million, stock-based compensation of $4.2 million, depreciation and amortization of $2.9 million and an in-process research and development charge of $1.1 million. The substantial increase in stock-based compensation was a result of the adoption of SFAS No. 123R effective January 1, 2006. The in-process research and development expenses was a result of the acquisition of MindSolve on November 14, 2006. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to Consolidated Financial Statements for a further discussion of the MindSolve acquisition. Offsetting cash provided by operating activities was cash used in operating activities, including an increase in accounts receivables of $1.8 million and a decrease in restructuring accrual of $1.8 million. The net increase in accounts receivable was due to the record revenue we recorded in the fourth quarter of 2006. The reduction in the accrued restructuring liability was a result of cash payments of the related restructuring liability. With a payment made in January 2007 of $0.7 million pursuant to a lease termination agreement for the Chicago facility, we will have substantially reduced on-going cash payments related to previous restructuring charges. Refer to Note 11, Restructuring, in the Notes to Consolidated Financial Statements.

Net cash used in investing activities was $12.6 million in 2006. Purchases of property and equipment in 2006 totaled $4.5 million and were related to our efforts to build our infrastructure to support our growing operations. These expenditures included approximately $2.0 million associated with purchases of equipment and leasehold improvements for our new facility in Hyderabad, India. Net purchases of short-term investments have been a result us purchasing longer term interest-bearing investments carried in short-term investments that, as of December 31, 2006, had a carrying value of $5.5 million. In addition, we acquired MindSolve, which resulted in $3.4 million in acquisition-related cash payments. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

Net cash used in financing activities was $3.0 million in 2006 and consisted of repayments of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million and aggregate payments of $1.4 million under notes payable, offset by $2.8 million in net proceeds from the issuance of common stock through our employee stock purchase plan (“ESPP”) and exercises of common stock options.

Fiscal Year 2005

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

Commitments

Contractual obligations, including interest, at December 31, 2006 include the following (in thousands):

	Payments Due by Period
	Total	2007	2008	2009	20010	2011	Thereafter
Operating leases	$6,527	$2,121	$2,023	$1,006	$460	$246	$671
Restructuring - lease termination	658	658	—	—	—	—	—
Restructuring - contractual other	113	113	—	—	—	—	—
MindSolve shareholder notes	1,438	719	719	—	—	—	—
MindSolve change of control	1,544	956	588	—	—	—	—
Contractual retention bonus	1,323	1,323	—	—	—	—	—
Contractual hosting services	714	714	—	—	—	—	—
Payments under litigation settlement	2,626	1,167	1,167	292	—	—	—
Notes payable to Wells Fargo Foothill	14,749	5,310	4,916	4,523	—	—	—

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described below.

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $2.4 million, $2.6 million and $2.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As discussed in Note 11, Restructuring, in the Notes to the Consolidated Financial Statements, obligations for restructured facility leases were accrued on the balance sheet at their net present values including estimated future sublease rentals. Of these restructured leases, only the Bellevue, Washington, lease is outstanding as December 31, 2006. The amount for lease termination above represents the previously restructured Chicago lease which was terminated December 31, 2006.

As discussed in Note 11, Restructuring, in the Notes to the Consolidated Financial Statements, a portion of the Pathlore purchase price was allocated to a non-compete agreement on Pathlore books at the time of acquisition. The Restructuring-Contractual Other above represents the remainder of this commitment.

As a result of the MindSolve acquisition in November 2006, we have a notes payable to a former MindSolve shareholder. In addition, as a result of the MindSolve acquisition, we are required to make change of control payments to former employees of MindSolve as set forth above. These contractual change of control payments are being accrued ratably over the contractual period. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

In October 2005, retention bonuses were granted to certain of our officers. These bonuses were anticipated to be paid in two equal amounts in 2006 and 2007, except for bonus payments to a former officer whose retention bonus was entirely paid in January 2007. Assuming the remaining affected officers are still employed by us through 2007, the payments will be as presented in the table above. These retention bonuses are being accrued ratably over the performance period.

We have entered into various arrangements with hosting services vendors with original periods expiring through December 2007.

On March 14, 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 3, Balance Sheet Components, in the Notes to the Consolidated Financial Statements for additional detail.

Notes payable to Wells Fargo Foothill include not only regularly scheduled quarterly principal payments of $1,093,750 but also estimated interest payments using an interest rate of rate of 9.0%. For a further discussion of the Wells Fargo Foothill credit facility, refer to Note 10, Borrowings, in Notes to Consolidated Financial Statements.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of our Section 16 officers. In the event of a change of control and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a Termination Event, we will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by our Current Report on Form 8-K filed by us on August 17, 2006.

From time to time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, from time-to-time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Our management does not believe that any of the foregoing claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly and time consuming and may distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $30.7 million at December 31, 2006 and $26.7 million at December 31, 2005. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue. These deferred amounts are expected to be recognized as revenue in accordance with our revenue recognition policy, as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our potential dilution for the years ended December 31, 2006, 2005 and 2004 was (0.42)%, 6.6% and 14.4%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving us, divided by the total outstanding shares at the beginning of the year. Many of these options have ten-year exercise periods, and have exercise prices higher than the current market price of our common stock. At December 31, 2006, 88% of our outstanding stock options had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. The Compensation Committee has delegated the grants of stock options to non-executive employees to a committee comprised of certain Section 16 Officers.

Options granted from fiscal 2002 through 2006 are summarized as follows (share amounts in thousands):

Options outstanding at December 31, 2002	1,989
Acquisition of Docent options	2,812
Options granted	6,575
Options exercised	(1,151)
Cancellations	(3,925)

Options outstanding at December 31, 2006	6,300

Average annual options granted, net of cancellations	938
Weighted average shares outstanding for the three years ended December 31, 2006	21,807
Shares outstanding at December 31, 2006	26,837
Options outstanding as a percent of shares outstanding at December 31, 2006	23.5%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2006, 2005 and 2004	4.3%

Generally, we grant stock options to our new employees when hired and our existing employees on an annual basis. During the year ended December 31, 2006, we made grants of options to purchase approximately 1.3 million shares of our stock, which resulted in no net grant of options for 2006 after deducting 1.3 million shares for cancelled options. The net options granted in 2006, after forfeitures, represented 0% of our total outstanding options of approximately 6.3 million as of December 31, 2006.

Adoption of Accounting Standards

In June 2005, the FASB ratified EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of: the useful life of the assets; or a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal year 2006. There was no material impact on our consolidated financial position, results of operations or cash flows as a result of the adoption of EITF No. 05-06.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes (“APB No. 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). SFAS No. 154 changes the requirements for the accounting for and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. There was no material impact on our consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal year 2006. There was no material impact on our consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 153.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). The effective date is the beginning of fiscal years beginning after December 15, 2006. Among many items of consideration under FIN No. 48, if a company takes a position, such as a deduction or a credit, on an income tax return and there is a possibility the position may not ultimately be sustained, that position is said to be uncertain. Computation of the required cumulative effect adjustment by that date may take a considerable level of effort. We are in the process of evaluating whether FIN No. 48 will have an impact on our results of operations and financial condition. In conjunction with this evaluation we are reviewing our uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes. We do not expect that the adoption of FIN No. 48 will have a material impact on our consolidated financial position, results of operations or cash flows upon its adoption in the first quarter of 2007.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management will evaluate whether SFAS No. 155 will have an impact on our results of operations our financial condition. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective during fiscal 2007 and we do not expect the adoption of SAB No. 108 to have a material impact on our consolidated results from operations and financial position.

ITEM 7A.	QUA NTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elect to be charged at the London Interbank Offered Rate (“LIBOR”) rate plus 3.5%. As of December 31, 2006, we have elected to be charged at the LIBOR rate, which was 5.36% on December 31, 2006, resulting in a total interest rate of 8.86%. The outstanding principal balance at December 31, 2006 was $13.1 million, of which $4.4 million and $8.7 million were classified as current and non-current, respectively. If market interest rates were to increase immediately and uniformly by 10% from current levels at December 31, 2006, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the years ended December 31, 2006, 2005 and 2004, international revenue from our foreign subsidiaries accounted for approximately 16%, 25% and 29%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises primarily from the U.S. company funding the working capital needs of our foreign subsidiaries through inter-company receivables. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in USD on consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability.

In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. For the year ended December 31, 2006, we had an aggregate of $0.3 million of realized foreign exchange losses on settled forward contracts. At December 29, 2006, we entered into a forward contract in which we sold approximately 2.0 million GBP, equivalent $4.0 million USD, for a value date of January 31, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.4 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the years ended December 31, 2006, 2005 and 2004 was a gain of approximately $0.4 million and losses of $0.6 million and $0.1 million, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2006 (in thousands, except per share data):

	Fiscal Year 2006, Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31 (1)
Revenue	$24,301	$25,105	$26,954	$29,628
Gross margin	13,082	14,074	14,726	17,367
Loss from operations	(4,071)	(2,328)	(2,380)	(2,249)
Net loss	(4,436)	(2,292)	(2,690)	(2,535)
Net loss per share, basic and diluted	$(0.18)	$(0.09)	$(0.11)	$(0.09)

	Fiscal Year 2005, Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31 (2)
Revenue	$16,740	$15,887	$18,409	$23,934
Gross margin	10,032	9,636	12,087	14,732
Income (loss) from operations	(2,700)	(3,199)	58	(4,856)
Net income (loss)	(2,612)	(3,366)	131	(5,269)
Net income (loss) per share, basic and diluted	$(0.13)	$(0.16)	$0.01	$(0.21)

(1)	On November 14, 2006, we acquired MindSolve for $11.3 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements. Also during the third fiscal quarter of 2006, we recorded a $68,000 restructuring charge related to a termination agreement of our previous Chicago, Illinois facility. This charge represented the difference between the remaining estimated lease liability and the termination settlement of $0.7 million. Refer to Note 11, Restructuring, and in particular, Fiscal Year 2006, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(2)	On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, Pathlore Acquisition, in the Notes to the Consolidated Financial Statements. Also, during the fourth quarter of fiscal year 2005, we recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore. Refer to Note 11, Restructuring, and in particular, Fiscal Year 2005, in the Notes to the Consolidated Financial Statements. Further, in the first quarter of fiscal year 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock to IpLearn valued at $181,000. This was accounted for in the fourth quarter of fiscal year 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

Mountain View, Ca

We have audited the accompanying consolidated balance sheets of SumTotal Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. We have also audited the consolidated financial statement schedule for each of the two years ended December 31, 2006 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedules, for 2006 and 2005 presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SumTotal Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of SumTotal Systems, Inc. and subsidiaries for the year ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of SumTotal Systems, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG, LLP

Mountain View, California

August 1, 2005

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,176	$18,356
Restricted cash	23	133
Short-term investments	5,530	657
Accounts receivable, net of allowance for sales returns and doubtful accounts of $899 and $1,407	28,516	25,207
Prepaid expenses and other current assets	3,891	3,484

Total current assets	48,136	47,837
Property and equipment, net	5,945	4,210
Goodwill	68,461	62,306
Intangible assets, net	21,327	25,705
Other assets	1,194	1,489

Total assets	$145,063	$141,547

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$3,991	$2,845
Accrued compensation and benefits	8,554	5,509
Other accrued liabilities	4,612	4,048
Restructuring accrual	866	1,831
Deferred revenue	29,958	26,354
Accrual for litigation settlement	—	970
Notes payable	6,095	4,877

Total current liabilities	54,076	46,434

Non-current liabilities
Other accrued liabilities, non-current	246	176
Restructuring accrual, non-current	—	808
Deferred revenue, non-current	781	369
Accrual for litigation settlement, non-current	—	2,333
Notes payable, non-current	10,735	13,125

Total liabilities	65,838	63,245

Commitments and contingencies (Note 12)
Stockholders’ equity:

Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,837,235 and 25,188,586 shares issued and outstanding	27	25
Additional paid-in capital	354,800	342,041
Unearned stock-based compensation	—	(804)
Accumulated other comprehensive income (loss)	(332)	356
Accumulated deficit	(275,270)	(263,316)

Total stockholders’ equity	79,225	78,302

Total liabilities and stockholders’ equity	$145,063	$141,547

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
License	$31,027	$24,674	$22,376
Service, maintenance and other	74,961	50,296	32,828

Total revenue	105,988	74,970	55,204

Cost of revenue:
License	1,196	1,179	1,616
Service, maintenance and other	36,715	22,988	17,269
Amortization of intangible assets	8,828	4,316	4,794

Total cost of revenue	46,739	28,483	23,679

Gross margin	59,249	46,487	31,525

Operating expenses:
Research and development	17,556	12,357	11,558
Sales and marketing	31,676	25,480	22,489
General and administrative	19,858	16,348	10,984
Restructuring charge	68	316	1,137
Provision for litigation settlement	—	2,683	—
In-process research and development	1,120	—	1,326

Total operating expenses	70,278	57,184	47,494

Loss from operations	(11,029)	(10,697)	(15,969)
Interest expense	(1,724)	(394)	(121)
Interest income	702	701	331
Other income (expense), net	109	(631)	(78)
Equity in losses of an affiliate	—	—	(169)

Loss before provision for income taxes	(11,942)	(11,021)	(16,006)
Provision for income taxes	12	95	26

Net loss	$(11,954)	$(11,116)	$(16,032)

Net loss per share, basic and diluted	$(0.47)	$(0.51)	$(0.87)

Weighted average common shares outstanding, basic and diluted	25,234	21,819	18,367

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2003	10,458,175	$10	$255,115	$—	$(461)	$(236,168)	—	$18,496
Issuance of common stock to acquire Docent	9,748,102	10	55,653	—	—	—	—	55,663
Issuance of common stock options to acquire Docent	—	—	9,252	—	—	—	—	9,252
Stock-based compensation in association with the acceleration of stock options for certain Click2learn officers	—	—	291	—	—	—	—	291
Stock-based compensation in association with the increased share authorization for the employee stock purchase plan	—	—	233	—	—	—	—	233
Deferred stock-based compensation as a result of acquisition of Docent	—	—	—	(2,085)	—	—	—	(2,085)
Acceleration of terminated employee stock options	—	—	—	34	—	—	—	34
Amortization of unearned stock-based compensation	—	—	—	867	—	—	—	867
Stock options exercised	276,327	1	824	—	—	—	—	825

Common stock sold pursuant to the employee stock purchase plan	182,863	—	424	—	—	—	—	424
Reversal of unearned stock-based compensation for terminated employees	—	—	(172)	172	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(16,032)	(16,032)	(16,032)
Unrealized gains on investments	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	309	—	309	309

Total comprehensive loss							$(15,721)

Balances at December 31, 2004	20,665,467	21	321,620	(1,012)	(150)	(252,200)		68,279
Issuance of stock options in connection with the Pathlore acquisition	—	—	245	—	—	—	—	245
Common stock issued for the acquisition of Pathlore	3,999,980	4	18,236	—	—	—	—	18,240
Stock-based compensation for fully vested options issued below fair market value	—	—	22	—	—	—	—	22
Extension of terminated employee stock options cancellation date	—	—	136	—	—	—	—	136
Issuance of restricted stock	275,000	—	1,182	(1,182)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	810	—	—	—	810
Stock options exercised	252,995	—	782	—	—	—	—	782

Common stock sold pursuant to the employee stock purchase plan	95,144	—	398	—	—	—	—	398
Reversal of unearned stock-based compensation for terminated employees	(100,000)	—	(580)	580	—	—	—	—
Comprehensive loss:

Net loss	—	—	—	—	—	(11,116)	(11,116)	(11,116)
Unrealized loss on investments	—	—	—	—	(4)	—	(4)	(4)
Translation adjustments	—	—	—	—	510	—	510	510

Total comprehensive loss							$(10,610)

Balances at December 31, 2005	25,188,586	25	342,041	(804)	356	(263,316)		78,302

Reversal of unearned stock-based compensation pursuant to SFAS No. 123R	—	—	(804)	804	—	—	—	—
Common stock issued for the acquisition of MindSolve	925,000	1	6,431	—	—	—	—	6,432
Stock options exercised	556,095	1	2,136	—	—	—	—	2,137
Common stock sold pursuant to the employee stock purchase plan	164,803	—	657	—	—	—	—	657
Stock-based compensation under SFAS No. 123R	—	—	4,158	—	—	—	—	4,158

Shares issued for warrant exercise	17,331	—	—	—	—	—	—	—

Shares issued to settle IpLearn litigation	41,667	—	181	—	—	—	—	181
Shares issued for Pathlore adjustment	3	—	—	—	—	—	—	—
Cancelled restricted shares	(56,250)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(11,954)	(11,954)	(11,954)
Unrealized loss on investments	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	(690)	—	(690)	(690)

Total comprehensive loss							$(12,642)

Balances at December 31, 2006	26,837,235	$27	$354,800	$—	$(332)	$(275,270)		$79,225

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(11,954)	$(11,116)	$(16,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,946	1,892	1,874
Amortization of intangible assets	8,828	4,316	4,794
Accretion of interest expense on short-term investments	(46)	(114)	—
Loss on disposals of property and equipment	10	54	479
Provision for sales returns and doubtful accounts	72	342	651
Provision for litigation settlement	—	2,683	—
Amortization of discount on debt	—	—	89
Accretion of interest on notes payable	234	—	—
Stock-based compensation	4,158	968	1,425
In-process research and development	1,120	—	1,326
Equity in losses of an affiliate	—	—	169
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,843)	(1,328)	(2,347)
Prepaid expenses and other current assets	(323)	(663)	(16)
Other assets	437	(176)	1,101
Accounts payable	1,105	(1,497)	166
Accrued compensation and benefits	2,967	(552)	1,095
Other accrued liabilities	272	171	(1,309)
Restructuring accrual	(1,773)	(981)	(294)

Deferred revenue	1,883	7,573	6,942

Net cash provided by operating activities	8,093	1,572	113

Cash flows from investing activities:
Purchases of property and equipment	(4,464)	(3,273)	(1,288)
Proceeds on sale of property and equipment	—	19	—
Cash (used) acquired in acquisitions, net of cash received (paid)	(3,448)	(31,769)	25,432
Cash used in asset purchase agreements, net of cash received	—	—	(488)
Purchases of short-term investments	(6,877)	(6,877)	(11,670)
Sales and maturities of short-term investments	2,050	15,462	3,045
Release of restricted cash	110	29	71

Net cash provided by (used in) investing activities	(12,629)	(26,409)	15,102

Cash flows from financing activities:
Borrowings on line of credit facilities	—	17,500	2,400
Repayments on credit facility	(4,375)	—	(6,374)
Payment of notes payable	(1,377)	(1,533)	—
Net proceeds from the issuance of common stock and exercises of common stock options	2,794	1,179	1,249

Net cash provided by (used in) financing activities	(2,958)	17,146	(2,725)

Effect of foreign exchange rate changes on cash	(686)	539	309

Net increase (decrease) in cash and cash equivalents	(8,180)	(7,152)	12,799
Cash and cash equivalents at beginning of year	18,356	25,508	12,709

Cash and cash equivalents at end of year	$10,176	$18,356	$25,508

Supplemental disclosure of cash flow information
Interest paid	$1,245	$373	$121

Income taxes paid	$47	$87	$73

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$6,432	$18,240	$55,663

Common stock issued for litigation settlement	$181	$—	$—

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. develops markets, distributes and supports talent and learning management software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent by Click2learn. The terms “SumTotal Systems”, “SumTotal” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of SumTotal Systems and its subsidiaries all of which are wholly-owned. All significant inter-company transactions have been eliminated in consolidation.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect the conversion of Click2learn shares into SumTotal Systems shares at a ratio of 0.3188 SumTotal Systems shares for each Click2learn share on March 18, 2004. Refer to Note 6, Acquisitions and Intangible Assets, of the Notes to the Consolidated Financial Statements.

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in a 20% to 50% owned company, which has consisted only of Click2learn Japan KK, were accounted for using the equity method of accounting. On August 5, 2004, SumTotal Systems sold its interests in Click2learn Japan KK to Softbank Media, and Marketing and as a result, SumTotal Systems no longer has any equity related charges relating to the losses of this company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets, restructuring, stock-based compensation and valuation reserves for deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $10.2 million and $18.4 million at December 31, 2006 and 2005, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Restricted Cash

SumTotal Systems had $23,000 and $133,000 in restricted certificates of deposit for office rental lease deposits and performance bonds at December 31, 2006 and 2005, respectively.

Short-term Investments

Short-term investments of $5.5 million and $0.7 million at December 31, 2006 and 2005, are stated at fair value. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive gain (loss). The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

Fair Value of Financial Instruments

The carrying amounts of certain of SumTotal Systems’ financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities approximate fair value due to their short maturities. The carrying amount of the credit facility approximates fair value as this facility bears interest at a variable rate tied to the current market, and has terms similar to other borrowing arrangements available to SumTotal Systems.

Risks and Uncertainties

SumTotal Systems is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of SumTotal Systems’ products and services and reliance on third party software incorporated in SumTotal Systems’ products. SumTotal Systems’ operating results may be materially affected by the foregoing factors.

Concentration of Credit Risk

Financial instruments that potentially subject SumTotal Systems to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. SumTotal Systems’ cash, cash equivalents, restricted cash and short-term investments are deposited with approximately twenty financial institutions, which, at times, may exceed federally insured limits. Cash, cash equivalents and short-term investments are invested in short-term highly liquid investment-grade obligations of commercial issuers.

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectibility of its accounts receivable. To date, such losses have been within management’s expectations. At December 31, 2006 and 2005, respectively, SumTotal Systems had no customers that consisted of greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. For the year ended December 31, 2006 and 2005, respectively, no customers accounted for greater than 10% of SumTotal Systems total consolidated revenues.

Revenue Recognition

SumTotal Systems derives its revenue from two sources: (1) the sales of software licenses and related products, services performed in connection with consulting agreements, maintenance and support services and hosting arrangements (“software products”); and (2) subscription fees from clients accessing SumTotal Systems’ on-demand solutions and consulting services (“on-demand subscriptions”).

Revenue derived from software products is subject to the guidance and requirements of AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from SumTotal Systems’ on-demand subscriptions is recognized in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items.

For all sales, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is reasonably assured.

SumTotal Systems typically uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

At the time of each transaction, SumTotal Systems assesses whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after SumTotal Systems’ normal payment terms, currently up to net ninety days (payment terms beyond ninety days are considered to be extended terms), or if the price is subject to refund or forfeiture, concession or other adjustment, then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses.

SumTotal Systems assesses whether or not collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. SumTotal Systems does not request, nor does it require, collateral from customers. If the determination is made at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenue is deferred until the time that collection becomes reasonably assured.

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization, consulting services, or the services are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is shipped to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product, are recognized as revenue as these services are provided. Delivery of time-based licenses, on-demand subscriptions, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

Allowances are provided for estimated returns, discounts and trade-ins are recorded when the revenue is initially recognized and such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of SumTotal Systems’ software to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in and after the end user has been identified.

Revenue from sales of third-party products net of royalties, is recorded in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with EITF No. 99-19, SumTotal Systems evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not SumTotal Systems:

•	acts as principal in the transaction;

•	takes title to the products;

•	has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns; and

•	acts as an agent or broker with compensation on a commission or fee basis.

These sales are typically recorded on a gross basis.

Software Products

Sales of software products and related services that are subject to the guidance of SOP No. 97-2 as amended by SOP No. 98-9 are recognized as follows:

For deliverables and multiple element arrangements subject to SOP No. 97-2, as amended by SOP No. 98-9, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one of the delivered elements in the arrangement, SumTotal Systems recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenue is deferred for the fair value of its undelivered elements such as consulting services and product post contract support and revenue is recognized for the remainder of the arrangement fee attributable to the elements initially delivered, with the residual being allocated to delivered elements (typically software licenses), when all of the applicable criteria in SOP No. 97-2 have been met.

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

Fair value of hosting and maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive. In the event that fair value for hosting and maintenance and support services does not exist, then revenue for the entire arrangement is recognized ratably over the performance period. Time-based license sales are recognized ratably over the rental period because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where SumTotal Systems provides hosting for the customer, for the hosting element.

Many of SumTotal Systems’ software contracts include consulting implementation services. Consulting revenue from certain of these contracts are generally accounted for separately from the perpetual license revenue because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

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

For arrangements that require significant customization, modification or production of the software, or where software services are otherwise considered essential and separate accounting for the services is not permitted, SumTotal Systems recognizes revenue using contract accounting to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margin over the life of the contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which it is first determined that a loss is apparent. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized in accordance with SOP 81-1 is allocated for classification purposes in the statement of operations between license and service revenues based on an estimate of the fair value of the service portion of the arrangement as indicated by rates that we separately sell similar services and use of the residual method for the license component.

The cost of providing these services consists primarily of fully burdened cost of SumTotal Systems’ service organization and to some extent, the cost SumTotal Systems pays to third party contractors who provide these services on SumTotal Systems’ behalf. When total cost estimates exceed revenue, SumTotal Systems accrues for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in SumTotal Systems’ operating results. A number of internal and external factors can affect SumTotal Systems’ estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. SumTotal Systems evaluates its hosting arrangements based on the criteria outlined in EITF No. 00-03. Based on the criteria outlined in EITF No. 00-03, SumTotal Systems has determined that the vast majority of its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, SumTotal Systems applies the provisions of SAB No. 104 to the arrangement. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

On-Demand Subscriptions

These are subscriptions where the customer has purchased a bundled product that includes the use of a license over a term, hosting, maintenance and support and consulting services, and are all reported as service revenue. Under the terms and conditions of these on-demand sales, SumTotal Systems’ customers can only access services via SumTotal Systems’ hosted environment and they do not have the right of refund once their term has commenced. Therefore, these customers do not have the right to take possession of the software at any time during the hosting period without significant penalty, nor is it feasible for these customers to run the software on their own hardware or contract with another party unrelated to SumTotal Systems to host the software. In accordance with EITF No. 00-03, SOP No. 97-2 only applies to hosting arrangements in which the customer has such options. Arrangements that do not give the customer such options are service contracts and are outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems recognizes revenue for these arrangements in accordance with the guidance provided by SAB No. 104. This revenue is included as a component of service, maintenance and other on the accompanying consolidated statement of operations.

Based on the guidance of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, SumTotal Systems notes that the individual elements contained within each on-demand subscription sale do not have value to the customer on a stand-alone basis and as these specific elements are currently only provided by us and are not sold separately, SumTotal Systems does not have evidence of the fair value for these elements. Further, as these customers are in fact purchasing an ongoing service activity and not discrete setup activities, the sales of SumTotal Systems’ on-demand subscriptions are considered to be a single unit of accounting. As these services are performed continuously through the contractual term of the arrangement revenue is recognized ratably over the contractual term as there is no other discernable pattern of service delivery and no other evidence suggesting that the revenue is earned or that the obligations are fulfilled in a different pattern.

Transactions including both Software Products and On-Demand Subscriptions

For multiple element arrangements that contain both software products and on-demand subscriptions, SumTotal Systems evaluates the arrangement based on EITF No. 03-05. In accordance with the provisions of EITF No. 03-05, when the arrangement contains one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF No. 00-21 if the following criteria are met:

•	the delivered item has stand alone value;

•	there is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by VSOE or third party evidence; and

•

if the arrangement includes a general return right relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

If the above criteria are met, SumTotal Systems allocates the arrangement fee to the delivered items using the residual value method. Revenue for the elements whose functionality is not dependent upon the delivered software is recognized in accordance with SAB No. 104 and revenue for software elements is recognized in accordance with SOP No. 97-2. If the above criteria are not met, all deliverables are considered a single unit of accounting and revenue is normally recognized in accordance with SOP No. 97-2. The subscription fees from clients accessing SumTotal Systems’ on-demand software and consulting services are recognized in accordance with SAB No. 104.

Deferred Revenue

Deferred revenue represents advanced payments for software licenses, services, maintenance and support, subscription services and hosting arrangements in advance of the time SumTotal Systems recognizes revenue. These deferred amounts are expected to be recognized as revenue based on the policy outlined above.

Allowance for Sales Returns and Doubtful Accounts

SumTotal Systems assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as its historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all SumTotal Systems’ products and services, SumTotal Systems maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, SumTotal Systems analyzes historical payment performance, current economic trends, changes in customer demand and acceptance of its products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of its customers or any of the other factors SumTotal Systems uses to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2006. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to SumTotal Systems’ revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, SumTotal Systems’ revenue could be adversely affected.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Computer equipment and software have estimated useful lives typically ranging from between three to five years. Furniture and fixtures have useful lives typically of five years. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the estimated useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period realized.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, the acquisitions discussed in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146. In accordance with SFAS No. 146, a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 11, Restructuring, in the Notes to the Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”), are included in property, plant and equipment.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage using the working model approach. Under SFAS No. 86, SumTotal Systems capitalized certain project costs recorded after technological feasibility was established on the VCS product and started amortizing these costs when the product was released on April 1, 2003. Capitalized costs are amortized based on current and estimated future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product. SumTotal Systems recorded amortization expenses under SFAS No. 86 of $0.3 million, $0.9 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004, were $0.9 million, $0.7 million and $0.9 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Refer to Note 16, Income Taxes, in the Notes to the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(11,954)	$(11,116)	$(16,032)

Weighted average outstanding shares used to compute basic and diluted net loss per share	25,234	21,819	18,367

Net loss per share, basic and diluted	$(0.47)	$(0.51)	$(0.87)

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, less outstanding unvested shares. For the year ended December 31, 2006, 92,500 shares held in escrow for the MindSolve acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. For the year ended December 31, 2005, 399,998 shares held in escrow for the Pathlore acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

The following table sets forth the common stock options and warrants that were excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Options to acquire shares of common stock	2,374,837	4,389,860	2,755,131
Weighted average exercise price	$10.11	$8.80	$10.45

Warrants to acquire shares of common stock	1,424,239	1,576,975	1,642,439
Weighted average warrant price	$7.81	$7.67	$8.50

Foreign Currency Remeasurement and Transactions

The functional currencies of SumTotal Systems’ foreign subsidiaries are the local foreign currencies. All assets and liabilities denominated in foreign currencies are remeasured in USD at the balance sheet date exchange rate. Revenue and expenses are remeasured in USD at the weighted average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are included in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other expense, net in the Consolidated Statements of Operations and totaled a gain of $0.4 million for the year ended December 31, 2006 and losses of $0.6 million and $0.1 million in the years ended December 31, 2005 and 2004, respectively. During the third quarter 2006, SumTotal began entering into 30 day forward contracts for USD and GBP amounts to hedge anticipated cash flows from SumTotal’s U.K. subsidiary. For the year ended December 31, 2006, SumTotal Systems experienced an aggregate loss of $0.3 million on settled forward contracts which are included in other expense, net in the Consolidated Statements of Operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Gain (Loss)

SumTotal Systems’ total comprehensive loss for the years ended December 31, 2006, 2005 and 2004 consisted of net loss, the change in the ending balances of the unrealized gains and losses on investments and the change in foreign currency translation adjustments.

The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive gain (loss) consists of cumulative foreign currency translation unrealized (losses) and gains of $(332,000), $358,000 and $(152,000)

at December 31, 2006, 2005 and 2004, respectively, and no net unrealized gain or loss on SumTotal Systems’ available-for-sale securities at December 31, 2006, an unrealized loss on our available-for-sale securities at December 31, 2005 of $2,000 and an unrealized gain on SumTotal Systems’ available-for-sale securities of $2,000 at December 31, 2004.

Stock-Based Compensation Expense

Year-ended December 31, 2006

On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes SumTotal Systems previous accounting under APB No. 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123R. SumTotal Systems applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R.

SumTotal Systems adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of fiscal 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect and do not include, the impact of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. Prior to the adoption of SFAS No. 123R, SumTotal Systems accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in SumTotal Systems’ consolidated statements of operations, other than as related to restricted stock units and option grants to employees and directors with exercise prices below the quoted market price of the underlying stock at the date of grant. Stock-based compensation expense recognized in SumTotal Systems’ consolidated statement of operations for fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the fiscal year 2006 of approximately 11.85% was based on historical compound annual forfeiture experience. In presenting the pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, SumTotal Systems accounted for forfeitures as they occurred.

SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R those benefits would have been reported as operating cash flows had SumTotal Systems received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from the use of the simplified method under SAB No. 107. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of the stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS No. 123R

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated based on historical experience and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options, except for restricted stock, which is amortized on a multi-option accelerated method, consistent with the prior year.

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions set forth in the table below. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

Year Ended December 31, 2006
Risk-free rate	4.90%

Expected volatility	98.24%

Expected life (years)	6.25

The weighted-average fair value calculations for the Company’s Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

Year Ended December 31, 2006
Risk-free rate	4.86%

Expected volatility	42.03%

Expected life (years)	0.5

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock units under SFAS No. 123R for the year ended December 31, 2006 which was allocated as follows (in thousands):

Year Ended December 31, 2006,
Cost of revenue	$1,015

Research and development	526
Sales and marketing	1,041
General and administrative	1,576

Stock-based compensation included in operating expenses	3,143

Total stock-based compensation expense	$4,158

Years ended December 31, 2005 and 2004

On May 31, 2005, the Board of Directors of SumTotal Systems approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $5.60 per share previously awarded to its employees, including its Section 16 officers, under each of the SumTotal Systems’ equity compensation plans. This approval was based on a recommendation of the Compensation Committee, which consists entirely of independent directors and the $5.60 per share amount reflects an approximate 10% premium over the average closing price of SumTotal Systems’ common stock over the ninety-day period prior to the determination. The acceleration of vesting was effective for stock options outstanding as of May 20, 2005. Options to purchase approximately 1.6 million shares of common stock, or 64% of SumTotal Systems’ outstanding unvested options, 446,000 of which are held by Section 16 Officers, became exercisable on August 1, 2005, upon SumTotal Systems’ compliance with NASDAQ and SEC rules.

The purpose of the acceleration was to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R. The pre-tax charge avoided amounted to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on GAAP because they had exercise prices in excess of the price of the Company’s common stock at the date of acceleration.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal Year 2006

The following table reflects the net loss and basic and diluted net loss per share for the year ended December 31, 2006 compared with the pro forma information for the years ended December 31, 2005 and 2004. The table displays the impact to the net loss if SumTotal Systems were to have changed its accounting policy in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure (“SFAS No. 148”) and retroactively restated the years ended December 31, 2005 and 2004 as if SumTotal Systems had adopted SFAS No. 123.

	Year Ended December 31,
(in thousands except per-share amounts):	2006		2005	2004
Net loss as reported in the prior period (1)	$	N/A	$(11,116)	$(16,032)
Stock-based compensation expense related to employee stock options and ESPP (2)		(4,158)	(13,357)	(5,765)

Net loss, including the effect of stock-based compensation expense (3)		$(11,954)	$(24,473)	$(21,797)

Weighted average common shares outstanding, basic and diluted		25,234	21,819	18,367

Basic and diluted net loss per share as reported for the prior period (1)		$(0.47)	$(0.51)	$(0.87)

Basic and diluted net loss per share, including the effect of stock-based compensation expense (3)		$(0.47)	$(1.12)	$(1.19)

(1)	Net loss and net loss per share prior to fiscal year 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because SumTotal Systems did not adopt the fair value recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal year 2006 is calculated based on the pro forma application of SFAS No. 123 and is presented net of any related tax benefit.
(3)	Net loss and net loss per share prior to fiscal year 2006 represents pro forma information based on SFAS No. 123.

The weighted average fair value of options granted was $3.81 and $7.42 for the years ended December 31, 2005 and 2004, respectively. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the years ended December 31, 2005 and 2004, respectively:

	Options		Employee Stock Purchase Plan
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Volatility	105%–108%	110%–120%	39%	59%–79%
Risk free interest rates	3.63%–4.45%	1.48%–3.86%	2.79%	1.01%–1.77%
Expected lives of options	6.25 years	4.82 years	6 months	6 months

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The above model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

In 2005, SumTotal Systems recorded $244,000 in stock-based compensation expense relating to the issuance of restricted stock to certain executive officers, per FIN No. 44, $566,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition, $136,000 in stock-based compensation expense relating to extending the expiration date on stock options for employees who terminated during the period when SumTotal Systems was not in compliance with the SEC filing requirements and were therefore unable to exercise their stock options and $22,000 in stock-based compensation expense related to fully vested options issued below fair market value.

In 2004, SumTotal Systems recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12. This was result of SumTotal Systems adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period. SumTotal Systems also recorded $867,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition and $325,000 in stock-based compensation expense relating to accelerated option vesting for certain employees.

Adoption of Accounting Standards

In June 2005, the FASB ratified EITF No. 05-06 which provides that the amortization period used for leasehold improvements acquired in a business combination or purchased significantly after the inception of a lease be the shorter of: (1) the useful life of the assets; or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the Company’s first quarter of fiscal year 2006. There was no material impact on the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption of EITF No. 05-06.

In June 2005, the FASB issued SFAS No. 154, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. There was no material impact on the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 153, which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective for non-monetary asset exchanges beginning in SumTotal Systems’ first quarter of fiscal year 2006. There was no material impact on the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption of SFAS No. 153.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. The effective date is the beginning of fiscal years beginning after December 15, 2006. Among many items of consideration under FIN No. 48, if a company takes a position, such as a deduction or a credit, on an income tax return and there is a possibility the position may not ultimately be sustained, that position is said to be uncertain. Computation of the required cumulative effect adjustment by that date may take a considerable level of effort. The Company is in the process of evaluating whether FIN No. 48 will have an impact on our results of operations and financial condition. In conjunction with this evaluation SumTotal Systems is reviewing the uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes. SumTotal Systems does not expect that the adoption of FIN No. 48 will have a material impact on its consolidated financial position, results of operations or cash flows upon the adoption of FIN No. 48 in the first quarter of 2007.

In February 2006, the FASB issued SFAS No. 155, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management will evaluate whether SFAS No. 155 will have an impact on SumTotal Systems’ results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SumTotal Systems is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective during SumTotal Systems’ fiscal 2007 and SumTotal Systems does not expect the adoption of SAB No. 108 to have a material impact on its consolidated results from operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The election, called the “fair value option” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for SumTotal Systems’ first fiscal year beginning after November 15, 2007. Management will evaluate whether SFAS No. 159 will have an impact on SumTotal Systems’ results of operations and financial condition.

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

NOTE 3: BALANCE SHEET COMPONENTS

Prepaid and Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	December 31,
	2006	2005
Prepaid cost of sales	$912	$561
Deferred costs of sales	1,081	—
Prepaid event costs	66	203
Prepaid expenses and other	994	1,387
Prepaid insurance	234	280
Prepaid loan costs	173	153
Prepaid rent and deposits	431	280
Amount receivable from Pathlore acquisition escrow account	—	620

Total prepaid and other current assets	$3,891	$3,484

Prepaid cost of sales consists of payment to third party vendors for which the cost will be amortized over the same period as the maintenance and royalty revenue to which it relates.

Other Assets

The following table sets forth the components of other assets (in thousands):

	December 31,
	2006	2005
Deposits and other	$710	$883
Prepaid loan costs	303	420
Prepaid insurance	181	186

Total other assets	$1,194	$1,489

Accrued Compensation and Benefits

The following table sets forth the components of accrued compensation and benefits (in thousands):

	December 31,
	2006	2005
Accrued commissions	$2,721	$1,664
Accrued vacation pay	2,126	2,210
Other accrued compensation and benefits	3,707	1,635

Total accrued compensation and benefits	$8,554	$5,509

NOTE 4: SHORT-TERM INVESTMENTS

The amortized cost and fair values of SumTotal Systems’ short-term investments are as follows (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$2,594	$1	$(1)	$2,594
Commercial paper	2,437	—	—	2,437
U.S. agency	499	—	—	499

Total marketable securities	$5,530	$1	$(1)	$5,530

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$659	$—	$(2)	$657

Total marketable securities	$659	$—	$(2)	$657

The cost of securities sold is determined based on the specific identification method. The December 31, 2006 short-term investments consist primarily of taxable, investment grade, liquid commercial paper with maturities or callable dates between three months to one year. The unrealized decline in the fair value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

NOTE 5: PROPERTY AND EQUIPMENT

Depreciation and amortization expense was $2.9 million, $1.9 million and $1.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively. In fiscal year 2006, SumTotal Systems disposed of assets with a gross book value of $314,000 resulting in a loss of $10,000 on their disposal.

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Leasehold improvements	$1,048	$311
Computer equipment	8,371	6,080
Software	2,846	2,217
Furniture and fixtures	1,332	629

	13,597	9,237
Less accumulated depreciation and amortization	(7,652)	(5,027)

Total property and equipment, net	$5,945	$4,210

NOTE 6: ACQUISITIONS AND INTANGIBLE ASSETS

MindSolve Acquisition

On November 14, 2006, SumTotal Systems acquired MindSolve, a leading provider of Performance Management products and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. Assets acquired and liabilities assumed were recorded at their fair values as of November 14, 2006.

The total purchase price is $11,263,000 and is comprised of (in thousands):

Cash consideration for common stockholders	$2,615
Cash consideration for employees	427
Fair value of common stock issued (1)	6,432
Note payable to shareholder	1,261
Estimated acquisition related costs (2)	528

Total consideration	$11,263

(1)	The stockholders of MindSolve received $2,615,000 in net cash consideration and 925,000 shares of SumTotal Systems’ common stock. The fair value of SumTotal Systems’ shares issued is based on a per share value of $6.954, which is equal to SumTotal Systems’ average of the last sale price per share as reported on the NASDAQ Global Market for the trading-day period beginning two days before and ending two days after November 14, 2006, the date of announcement of the acquisition.
(2)	The acquisition related costs consist primarily of banking, legal and accounting fees and other directly related costs.

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $6.2 million. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$123
Accounts receivable	936
Prepaid expenses and other assets	119
Equipment and leasehold improvements, net	150
In-process research and development	1,120
Goodwill	6,155
Intangible assets	4,450
Other assets	78

13,131

Liabilities acquired:
Accrued liabilities	(220)
Deferred revenue	(1,648)

(1,868)

Total consideration	$11,263

Goodwill of $6.2 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in SFAS No. 142. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$2,190	3.00
Customer installed-base relationships	1,710	5.00
Customer backlog	550	3.00

	$4,450	3.77

SumTotal Systems assigned $1.1 million to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use and wrote off these assets as of the date of the acquisition in accordance with FIN No. 4. To estimate the value of the IPR&D, SumTotal Systems calculated the expected cash flows attributed to the completed portion of the IPR&D. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D. These projects are expected to be completed by the end of 2007.

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future amounts due at December 31, 2006 amount to $1,438,000 and will be paid in two equal installments of $719,000 in December 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being accrued ratably over the contractual performance period and totaled $1,544,000 at December 31, 2006 and have scheduled payments of $956,000 and 588,000 in 2007 and 2008, respectively.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

The unaudited pro forma financial information in fiscal year 2006 combines the historical results for SumTotal Systems year ended December 31, 2005 and the historical results for MindSolve for the period from January 1, 2006 to November 14, 2006. The unaudited pro forma financial information in fiscal year 2005 combines the historical results for SumTotal Systems, with the historical results for MindSolve for the year ended December 31, 2005. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Total revenue	$108,634	$78,182

Net loss	$(13,517)	$(12,295)

Net loss per share, basic and diluted	$(0.52)	$(0.54)

Weighted average common shares outstanding, basic and diluted	26,052	22,744

Pathlore Acquisition

On October 4, 2005, SumTotal Systems acquired Pathlore, a leading provider of Internet eLearning infrastructure software products and services for the delivery and administration of organizational learning.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. Assets acquired and liabilities assumed were recorded at their fair values as of October 4, 2005. The total purchase price is $52,917,000 and is comprised of (in thousands):

Cash consideration for common and preferred stockholders and stock option holders	$29,286
Fair value of common stock issued (1)	18,240
SumTotal Systems vested stock options issued (2)	246
Contractual change of control payments	3,698
Estimated acquisition related costs (3)	2,067
Amount receivable from Pathlore acquisition escrow account	(620)

Total consideration	$52,917

(1)	The stockholders of Pathlore received $29,286,000 in net cash consideration and 3,999,980 shares of SumTotal Systems’ common stock. The fair value of SumTotal Systems’ shares issued was based on a per share value of $4.56, which is equal to SumTotal Systems’ average of the last sale price per share as reported on the NASDAQ National Market for the trading-day period beginning two days before and ending two days after August 3, 2005, the date of announcement of the acquisition.
(2)	SumTotal Systems vested stock options issued were valued at $267,000 using the Black-Scholes valuation model assuming no dividend yield, a volatility of 105.5%, a risk free interest rate of 4.09% and expected lives of options of one year. Of the $267,000, $21,000 represented stock-based compensation expense.
(3)	The acquisition related costs consist primarily of banking, legal and accounting fees and other directly related costs.

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

Assets acquired:
Cash and cash equivalents	$3,282
Restricted cash	80
Accounts receivable	5,690
Prepaid expenses and other assets	420
Equipment and improvements, net	463
Goodwill	34,647
Intangible assets	20,530
Other assets	173

65,285

Liabilities acquired:
Accounts payable	(1,008)
Accrued liabilities	(1,563)
Restructuring accrual	(1,488)
Deferred revenue	(4,028)
Notes payable	(2,035)
Accrual for litigation settlement	(620)
Other liabilities	(1,626)

(12,368)

Total consideration	$52,917

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

	Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$1,470	4.00
Customer installed-base relationships	12,330	6.00
Customer backlog	5,750	4.00
Non-compete covenant	980	1.50

	$20,530	5.08

The results of operations of Pathlore since October 4, 2005 are included in SumTotal Systems’ statement of operations.

The unaudited pro forma financial information in fiscal year 2005 combines the historical results for SumTotal Systems year ended December 31, 2005 and the historical results for Pathlore for the period from January 1, 2005 to October 4, 2005. The unaudited pro forma financial information in fiscal year 2004 combines the historical results for SumTotal Systems, with the historical results for Pathlore for the twelve months ended December 31, 2004. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Total revenue	$96,519	$79,089

Net loss	$(12,952)	$(24,464)

Net loss per share, basic and diluted	$(0.52)	$(1.09)

Weighted average common shares outstanding, basic and diluted	24,911	22,367

Docent Acquisition

On March 18, 2004, Click2learn acquired Docent, a leading provider of integrated applications, services and content solutions proven to directly drive business performance through learning and formed SumTotal Systems. The reasons for the acquisition included the belief that the combined company will be a strong, viable leader in talent and learning management software industry, with increased financial strength and operational efficiencies.

On March 18, 2004, stockholders of Click2learn received 0.3188 shares of common stock in SumTotal Systems for each common share of Click2learn held, or approximately 52% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. On March 18, 2004, stockholders of Docent received 0.7327 shares of common stock in SumTotal Systems for each common share of Docent held, or approximately 48% of the total outstanding common stock of SumTotal Systems, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants were converted into options and warrants for the purchase of shares in SumTotal Systems in accordance with the same exchange ratios. The transaction was accounted for as an acquisition of Docent by Click2learn under the purchase method of accounting in accordance with SFAS No. 141.

The total purchase consideration consisted of the following (in thousands):

Fair value of SumTotal Systems’ common stock issued (4)	$55,663
Acquisition related costs (5)	2,120
SumTotal Systems’ stock options granted (6)	9,252

$67,035

(4)	The fair value of SumTotal Systems’ common stock issued represents 9,748,102 shares of SumTotal Systems issued for Docent’s common stock outstanding on March 18, 2004, with a value of $5.71 per share. The $5.71 per share is equal to Click2learn’s average last sale price per share as reported on the NASDAQ National Market for the trading-day period two days before and after October 20, 2003, the date of the merger agreement, using the exchange ratio of 0.3188.
(5)	The acquisition related costs consisted of banking, legal and accounting fees, printing costs and other directly related charges.
(6)	SumTotal Systems’ stock options granted in exchange for Docent stock options were valued at $9.3 million using the Black-Scholes valuation model assuming no dividend yield, volatility from 92.1% to 129.2%, risk free interest rate from 1.25% to 2.26% and expected lives of options ranging from 1.05 years to 3.2 years. The $2.1 million of deferred stock-based compensation represents the unearned portion, as of December 31, 2003, of the intrinsic value of Docent’s common stock options assumed in the acquisition. Through the end of fiscal 2005, the $2.1 million was being amortized over the remaining vesting periods on an accelerated basis over the remaining vesting periods of one to four years consistent with the graded vesting approach described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unvested stock options held by certain directors and officers of both Click2learn and Docent were entitled to accelerated vesting as a result of the transaction. SumTotal Systems recognized stock-based compensation of $291,000 as a result of accelerated vesting to certain employees. On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes SumTotal Systems’ previous accounting under APB No. 25, for periods beginning in fiscal year 2006. SumTotal Systems applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

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

	Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$5,413	4.00
Customer installed-base relationships	2,605	6.00
Customer hosted relationships	1,014	5.00
Customer contract relationships	2,225	1.00

	$11,257	3.96

SumTotal Systems assigned $1.3 million to acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. SumTotal Systems wrote off these assets at the date of acquisition in accordance with FIN No. 4. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

NOTE 7: ASSET PURCHASE AGREEMENTS

During the third quarter of fiscal year 2004, SumTotal Systems acquired the assets and certain liabilities of two foreign distributors and settled all disputes regarding exclusive sales agreements in both regions. Formerly, these distributors were in markets where SumTotal Systems had more than one exclusive distributor resulting from the acquisition of Docent by Click2learn.

On July 12, 2004, SumTotal Systems purchased the remaining 80.1% share of Docent Asia Pacific Pty Ltd. of Sydney, Australia that it did not already own. Docent Asia Pacific Pty. Ltd. had been accounted for using the equity method of accounting. On the same date, SumTotal Systems also entered into an agreement with Impart Corporation Pty Ltd., a sub-distributor for Docent Asia Pacific Pty Ltd. to continue to represent SumTotal Systems in selected accounts until April 2005 and to settle all outstanding claims. The total consideration for these transactions was $550,000 in cash which was allocated to the assets and liabilities received, including identifiable intangible assets, based on their respective fair values at the acquisition date. The $104,000 attributed to the distributor settlement is included in sales and marketing expense for the year ended December 31, 2004.

The portions of the consideration allocated to customer contracts, $261,000 and customer relationships, $148,000, are included in intangible assets on the consolidated balance sheet and amortized over periods of ten months and five years, respectively.

On August 5, 2004, subsequent to selling SumTotal Systems’ interests in Click2learn Japan KK, which was formerly a joint venture of which SumTotal Systems owned 36%, to Softbank Media and Marketing, SumTotal Systems purchased the assets and certain scheduled liabilities of Click2learn Japan KK for the commitment to pay a 5% royalty on all revenue earned in Japan over the next six years and a $320,000 non-refundable prepayment of that royalty. If the 5% royalty payments on all revenue earned in Japan over the next six years exceed $320,000, the future royalty expenses will be recorded to cost of revenue in the period they are incurred. SumTotal Systems also agreed to provide Softbank certain licenses and support at no charge over the next ten years.

The portion of the purchase price allocated to customer contracts, $39,000, was included in intangible assets on the consolidated balance sheet and was amortized on a straight-line basis over a period of ten months.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Any significant adverse changes to the key assumptions about acquired businesses and their prospects or an adverse change in market conditions could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible assets balances as a percent of SumTotal Systems’ total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to SumTotal Systems’ reported results of operations and related financial statements.

Goodwill and intangible assets are as follows (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(8,827)	$4,485
Customer installed-base relationships	17,094	(4,418)	12,676
Customer hosted relationships	1,014	(565)	449
Customer contract relationships	8,525	(5,007)	3,518
Non-compete covenant	980	(781)	199

	$40,925	$(19,598)	$21,327

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$62,306	$—	$62,306

Intangible assets:
Acquired technology	$11,122	$(6,372)	$4,750

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer installed-base relationships	15,384	(1,284)	14,100
Customer hosted relationships	1,014	(361)	653
Customer contract relationships	7,975	(2,471)	5,504
Non-compete covenant	980	(282)	698

	$36,475	$(10,770)	$25,705

	Balance at December 31, 2005	Additions	Amortization	Balance at December 31, 2006
Goodwill	$62,306	$6,155	$—	$68,461

Intangible assets:
Acquired technology	$4,750	2,190	(2,455)	$4,485
Customer installed-base relationships	14,100	1,710	(3,134)	12,676
Customer hosted relationships	653	—	(204)	449
Customer contract relationships	5,504	550	(2,536)	3,518
Non-compete covenant	698	—	(499)	199

	$25,705	$4,450	$(8,828)	$21,327

	Balance at December 31, 2004	Additions	Amortization	Balance at December 31, 2005
Goodwill	$27,659	$34,647	$—	$62,306

Intangible assets:
Acquired technology	$5,619	1,470	(2,339)	$4,750
Customer installed-base relationships	2,538	12,330	(768)	14,100
Customer hosted relationships	856	—	(203)	653

	Balance at December 31, 2004	Additions	Amortization	Balance at December 31, 2005
Customer contract relationships	478	5,750	(724)	5,504
Non-compete covenant	—	980	(282)	698

	$9,491	$20,530	$(4,316)	$25,705

The change in the gross carrying amount of goodwill in fiscal year 2006 represents the addition of $6.2 million for the MindSolve acquisition. The changes in gross intangible assets carrying amounts from December 31, 2005 to December 31, 2006 represent the addition of $4.5 million for the MindSolve acquisition.

The change in the gross carrying amount of goodwill in fiscal year 2005 represents the addition of $34.6 million for the Pathlore acquisition. The changes in gross intangible assets carrying amounts from December 31, 2004 to December 31, 2005 represent the addition of $20.5 million for the Pathlore acquisition.

There was no impairment of goodwill or intangible assets in the years ended December 31, 2006, 2005 and 2004.

The following represents the expected future annual amortization of intangible assets as of December 31, 2006 (in thousands):

Amortization
2007	$8,403
2008	5,840
2009	4,038
2010	1,841
2011 and thereafter	1,205

$21,327

NOTE 9: EQUITY INVESTMENT IN SUBSIDIARY

In 2000, Click2learn Japan KK, a Japanese corporation, was formed to promote SumTotal Systems’ products in Japan. SumTotal Systems recognized losses of $169,000 in the year ended December 31, 2004 representing its equity share in the losses of Click2learn Japan KK. No sales were made to Click2learn Japan KK in 2004. As part of an asset purchase agreement with Softbank Media & Marketing Corporation, Softbank Publishing Inc. and Toppan Forms Co. Ltd. on August 5, 2004, SumTotal Systems transferred its shares in Click2learn Japan KK to Softbank Media and Marketing. As a result, SumTotal Systems has no further equity related costs relating to the losses of this company.

NOTE 10: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	December 31,
	2006	2005
Litigation Settlement	$1,054	$—
Other Note Payable	—	502
MindSolve Shareholder	666	—
Credit Facility	4,375	4,375

Total current portion of notes payable	$6,095	$4,877

The non-current portion of notes payable consists of the following (in thousands):

	December 31,
	2006	2005
Litigation Settlement	$1,375	$—
MindSolve Shareholder	610	—
Credit Facility	8,750	13,125

Total non-current portion of Notes Payable	$10,735	$13,125

Credit Facility

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business.

The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the LIBOR rate plus 3.5%. As of December 31, 2006, SumTotal Systems has elected to be charged at the LIBOR rate, which was 5.36% on December 31, 2006 resulting in a total interest rate of 8.86%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is no test of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of December 31, 2006, SumTotal Systems had $19.0 million comprising $14.2 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $13.1 million at December 31, 2006.

In accordance with the terms of the Term Loan, during the year ended December 31, 2006, SumTotal made total payments of $5.4 million to Wells Fargo Foothill of which $4.4 million and $1.0 million were principal and interest, respectively.

During July 2006, SumTotal Systems entered into an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures SumTotal Systems has related to foreign trade receivables. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, SumTotal will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes. At December 29, 2006, SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 2.0 million GBP, equivalent $4.0 million USD, for a value date of January 31, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.4 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the years ended December 31, 2006, 2005 and 2004 was a gain of approximately $0.4 million and losses of $0.6 million and $0.1 million, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability is included in notes payable on the accompanying Consolidated Balance Sheet at December 31, 2006 and totaled $2.4 million of which $1.1 million and $1.4 million is classified as current and non-current, respectively.

MindSolve Shareholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has a notes payable to a former MindSolve shareholder. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

Other Note Payable

In connection with the Pathlore acquisition in 2005, SumTotal Systems assumed a note payable to a shareholder of DK Systems, a company that Pathlore previously acquired. This note was paid in full in 2006.

NOTE 11: RESTRUCTURING

The following table depicts the 2006 and 2005 restructuring activity (in thousands):

	Balance at December 31, 2005	Purchase Price Allocation	Additions	Reductions	Cash Expenditures	Balance at December 31, 2006
Vacated facilities	$1,662	$—	$68	$—	$(1,016)	$714

Employee severance	742	—	—	—	(694)	48

Other	235	—	—	—	(122)	113

	$2,639	$—	$68	$—	$(1,832)	$875

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals. Of these restructured leases, only the Bellevue, Washington lease was outstanding as December 31, 2006 and includes the previously restructured Chicago lease which was terminated December 31, 2006.

	Balance at December 31, 2004	Purchase Price Allocation	Additions	Reductions	Cash Expenditures	Balance at December 31, 2005
Vacated facilities	$506	$1,512	$286	$(42)	$(600)	$1,662

Employee severance	—	1,363	72	—	(693)	742

Other	—	239	—	—	(4)	235

	$506	$3,114	$358	$(42)	$(1,297)	$2,639

Obligations for restructured facility leases presented in the tables above are accrued on the balance sheet at their net present values including estimated future sublease rentals based on current market expectations.

Fiscal Year 2006

During the fourth quarter of 2006, SumTotal Systems negotiated a final lease termination agreement for its Chicago facility in which, for a lump sum payment of approximately $658,000, SumTotal Systems would effect a cancellation of the lease. The difference between the net remaining estimated lease liability and the termination settlement amount of $658,000 resulted in an accrual of $68,000 that was accrued at September 30, 2006 as a restructuring charge in the third quarter of 2006. The entire related accrual was reflected as a current liability as of September 30, 2006 and December 31, 2006. The $658,000 lease termination payment was made in January 2007.

Fiscal Year 2005

During the fourth quarter of fiscal year 2005, SumTotal Systems recorded a $358,000 restructuring charge which coincided with the acquisition of Pathlore. The restructuring consisted of $72,000 in employee severance costs and $286,000 in facility exit costs, which were subsequently paid in the first quarter of fiscal year 2006. Employee severance costs consisted of severance and other benefits resulting from a reduction of one service and maintenance employee, four sales and marketing employees and one general and administrative employee. Facility exit costs represented the fair value of the lease liabilities relating to the closure of a facility in London, United Kingdom, based on the amount of $314,000 agreed with the former landlord in January of 2006 to settle this commitment less $28,000 previously accrued.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $2,429,000, $2,600,000 and $2,340,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Future payments under operating lease obligations at December 31, 2006 are presented in the table below (in thousands):

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$6,527	$2,121	$2,023	$1,006	$460	$246	$671

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future amounts due at December 31, 2006 amount to $1,438,000 and will be paid in two equal installments of $719,000 in December 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being accrued ratably over the contractual performance period and totaled $1,544,000 at December 31, 2006 and have scheduled payments of $956,000 and 588,000 in 2007 and 2008, respectively. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses were anticipated to be paid in two equal amounts in 2006 and 2007 except for a former officer of SumTotal whose retention bonus was all paid in January 2007. Assuming the remaining affected officers are still employed by SumTotal Systems thru 2007, the future payments of $1,323,000 will be paid in the forth quarter of 2007. These retention bonuses are being accrued ratably over the performance period.

SumTotal Systems has entered into various arrangements with hosting services vendors with original periods expiring through 2007 totaling $714,000.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted a form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal and the subsequent termination of a Section 16 officer in a manner defined as a Termination Event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal on August 17, 2006.

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on its future business, operating results and/or financial condition.

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $30.7 million at December 31, 2006 and $26.7 million at December 31, 2005. Deferred revenue is created when SumTotal Systems bills clients for product or services prior to recognition of the related revenue. Approximately 10%, 53% and 37% of deferred revenue in 2006 resulted from license contracts with acceptance issues or royalty and rental revenue which are recorded as revenue as they are earned, contracts to deliver support and maintenance for our software products and contracts to deliver professional services, including consulting, training, hosting and on-demand subscriptions, for our software products, respectively. These contracts typically have terms of one year, therefore SumTotal Systems recognizes the revenue ratably over their life. When the contracts expire, SumTotal Systems contacts the client and request renewal, starting the deferred revenue cycle again.

NOTE 13: GUARANTEES, WARRANTIES AND INDEMNIFICATION

SumTotal Systems has adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

NOTE 14: STOCKHOLDERS’ EQUITY

Common Stock

In connection with the 925,000 shares of common stock issued related to the acquisition of MindSolve, as described in Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements, SumTotal Systems has granted certain registration rights.

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

In connection with the 3,999,980 shares of common stock issued related to the acquisition of Pathlore, as described in Note 6, Acquisitions and Intangible Assets, and in particular, Pathlore Acquisition, in the Notes to the Consolidated Financial Statements, SumTotal Systems has granted certain registration rights on a best efforts basis.

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

The terms of the outstanding warrants at December 31, 2006 are summarized in the following table:

Original Warrant Holders	Total Number of Common Shares	Exercise Price Per Share	Expiration Date
June 20, 2003 Investors	718,725	$5.95	June 20, 2008
Craig-Hallum Capital Group, LLC	118,922	5.95	June 20, 2008
November 20, 2001 Investors	436,756	10.46	November 18 and 20, 2008
December 10, 2001 Investors	149,836	10.46	December 10, 2008

	1,424,239	$7.81

On June 20, 2003, SumTotal Systems sold to certain accredited investors a total of 2,378,453 shares of its common stock at a price of $5.23 per share in a private placement transaction. SumTotal Systems also sold warrants to purchase 832,445 shares of common stock at an exercise price of $5.96 per share. An anti-dilution clause was triggered by the IPlearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in an adjustment to the exercise price for the warrants from $5.96 to $5.95 per share. The purchase price for the warrants was $0.39 per warrant. Craig-Hallum Capital Group, LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent was issued warrants for the purchase of an additional 118,922 shares on the same terms as the warrants issued to investors. On December 1, 2006, warrant holders in the June 20, 2003 Investors group exercised an aggregate of 113,720 warrants in a “cashless exercise” which resulted in the issuance of 17,331 common shares. The aforementioned warrants outstanding at December 31, 2006 will expire on June 20, 2008.

In transactions closing on November 20, 2001 and December 10, 2001, SumTotal Systems sold 1,173,184 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, SumTotal Systems issued the investors warrants for the purchase of an additional 586,592 shares of common stock at an exercise price of $12.55 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $12.55 per share to $10.48. An anti-dilution clause was triggered by the Iplearn litigation settlement in 2006, refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in another adjustment to the exercise price for the warrants from $10.48 to $10.46 per share. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 20,467 common shares on November 20, 2001 which expired on November 20, 2006 and for the purchase of 8,990 common shares on December 10, 2001 which expired on December 10, 2006, both at an exercise price of $7.15 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. An anti-dilution clause was triggered by the IpLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in another adjustment to the exercise price for the warrants from $7.16 to $7.15 per share.

On November 20, 2001, SumTotal Systems issued warrants to ComVest Venture Partners, L.P. for the purchase of 1,912 shares and to Commonwealth Associates, L.P. for the purchase of 3,894 shares, both at an exercise price of $7.84 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. An anti-dilution clause was triggered by the IPLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements) resulting in another adjustment to the exercise price for the warrants from $7.16 to $7.15 per share. The warrants expired on November 20, 2006. Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001.

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

On February 1, 2006, SumTotal Systems amended the plan for future offering periods to change the offering price to 90% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date and shortened the offering period from twenty four months to six months. The change was made in order to reduce the expense charged to future statements of operations as a result of SumTotal Systems implementing SFAS No. 123R.

The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the total number shares purchased under the plan reaches the maximum allowed by the plan; or (3) March 24, 2009.

As of December 31, 2005 and 2006, there were 285,197 and 190,053 shares, respectively, reserved for issuance under the plan.

In 2004, SumTotal Systems recognized $233,000 in stock-based compensation expense relating to increasing the amount of shares available for purchase in the SumTotal Systems Employee Stock Purchase Plan during an open offering period, per EITF No. 97-12. This was result of SumTotal Systems adopting the former Click2learn plan on March 18, 2004 and increasing the number of shares available for purchase from 143,000 shares to 450,000 shares during the middle of an offering period and thus changing the terms of the purchase during the period.

Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants and directors to acquire up to 6,524,503 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. When options are issued at less than fair market value, compensation expense is recorded for the difference. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan (the “IntelliPrep Plan”).

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

At the Annual Meeting of Stockholders of SumTotal System, Inc. held on June 9, 2006, stockholders approved an amendment to SumTotal’s 2004 Plan increasing the number of shares reserved for issuance under the 2004 Plan by 1,500,000 shares.

The weighted average fair value of options granted was $5.01, $3.81 and $7.42 for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of SumTotal Systems’ stock option and restricted stock activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balances at December 31, 2003	644,203	1,932,135	$11.51
Retirement of unissued Click2learn shares	(484,003)	—	11.97
Acquisition of Docent options	—	2,811,731	7.49
Additional shares reserved	3,000,000	—	—
Options granted	(2,521,360)	2,521,360	7.42
Options exercised	—	(276,327)	3.18
Options cancelled	1,012,992	(1,012,992)	10.91

Balances at December 31, 2004	1,651,832	5,975,907	8.39
Options granted	(2,329,954)	2,329,954	4.59
Restricted stock granted	(275,000)	—	0.001
Options exercised	—	(252,995)	3.08
Options cancelled	1,147,377	(1,147,377)	8.59
Restricted stock cancelled	100,000	—	0.001

Balance at December 31, 2005	294,255	6,905,489	7.24
Additional shares reserved	1,500,000	—	—
Options granted	(1,283,686)	1,283,686	6.17
Options exercised	—	(556,095)	3.84
Options cancelled	1,333,003	(1,333,003)	9.73
Restricted stock cancelled	56,250	—	0.001
IntelliPrep Plan	(46,802)	—	—

Balance at December 31, 2006	1,853,020	6,300,077	$6.80

On May 26, 2005, the Compensation Committee granted to four senior executives a total of 275,000 shares of restricted stock with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years and the remaining 50% after three years. Since the date of the grant, a total of 156,250 in unvested shares have been cancelled as a result of executives who left the employment of SumTotal Systems prior to vesting. As of December 31, 2006, 43,750 shares have had restrictions released pursuant to the vesting provisions described above.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 1.07- 4.34	1,246,143	6.56	$3.36	1,000,522	$3.16
4.39- 4.65	1,210,873	8.17	4.50	451,458	4.51
4.67- 6.45	1,112,335	8.59	5.64	380,338	5.40
6.49- 7.60	746,724	7.98	6.88	327,015	7.03
7.62- 7.62	1,172,205	6.29	7.62	1,172,205	7.62
7.72-83.42	811,797	4.78	15.80	811,797	15.80

$ 1.07-83.42	6,300,077	7.12	$6.80	4,143,335	$7.56

The aggregate intrinsic value for options outstanding as of December 31, 2006 was approximately $5.7 million and the aggregate intrinsic value for options exercisable was $3.8 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1.4 million. The total intrinsic value of shares issued under the employee stock purchase plan during the year ended December 31, 2006 was approximately $239,000. The fair value of options and restricted stock vested was approximately $4.1 million for the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation costs related to non-vested stock options was $8.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

Stock Reserved for Issuance

SumTotal Systems had common stock reserved for future issuance at December 31, 2006 as follows (in thousands):

Stock option plans	6,524
Warrants	2,194
Employee stock purchase plan	190

Total shares reserved for issuance	8,908

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2006		2005		2004
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$83,861	79%	$55,881	75%	$39,286	71%
Other Americas	5,148	5%	3,187	4%	1,159	2%

Total Americas	89,009	84%	59,068	79%	40,445	73%
Europe	13,050	12%	13,034	17%	12,327	22%
Asia/Pacific	3,929	4%	2,868	4%	2,432	5%

	$105,988	100%	$74,970	100%	$55,204	100%

For the years ended December 31, 2006, 2005 and 2004, international revenue from SumTotal Systems’ foreign subsidiaries accounted for approximately 16%, 25% and 29%, respectively, of total revenue.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	December 31,
	2006	2005
United States	$94,344	$91,836
Europe	384	292
India	2,063	929
Asia/Pacific	136	653

	$96,927	$93,710

No customers accounted for greater than 10% of SumTotal Systems’ total consolidated revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2006 and 2005, respectively.

NOTE 16: INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$(13,161)	$(10,144)	$(14,281)
Foreign	1,219	(877)	(1,725)

	$(11,942)	$(11,021)	$(16,006)

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	12	95	26

	12	95	26

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$12	$95	$26

SumTotal Systems’ income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to loss before income taxes as follows (in thousands):

	December 31,
	2006	2005	2004
Income tax benefit at statutory rate of 34%	$(4,060)	$(3,747)	$(5,442)
Operating losses not benefited	4,015	3,644	4,761
Permanent differences:
IPR&D write-off	381	—	451
Stock-based compensation	—	154	234
Other permanent differences	78	19	98
Foreign taxes	(402)	25	(76)

	$12	$95	$26

As of December 31, 2006, SumTotal Systems had federal net operating loss carry-forwards (“NOL”) and research and development tax credit carry-forwards (“R&D”) available to offset future taxable income, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2007	$15,212	$237
From 2008 through 2013	94,863	1,311
From 2014 through 2026	235,841	3,585

	$345,916	$5,133

As of December 31, 2006, SumTotal Systems had NOL carry-forwards for state tax purposes of approximately $93 million.

Upon future realization of the deferred tax assets acquired in certain business combinations, $49.9 million of the valuation allowance will be allocated first to reduce goodwill and non-current intangibles and then to income tax expense.

Included in the December 31, 2006, valuation allowance is approximately $4.7 million related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

SumTotal Systems’ ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2007, if not utilized. SumTotal Systems estimates that approximately $198 million of the NOL carry-forwards will not be utilizable because of the Internal Revenue Code Section 382 limitation.

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Federal and State net operating loss carry-forwards	$121,643	$124,193
Foreign net operating loss carry-forwards	2,140	2,172
Research and development tax credit carry-forwards	6,336	6,824
Other provisions and expenses not currently deductible	5,461	4,013

Gross deferred tax assets	135,580	137,202
Valuation allowance for deferred tax assets	(129,078)	(129,409)

Net deferred tax assets	6,502	7,793

Deferred income tax liabilities:
Intangible assets	(6,502)	(7,793)

Total deferred tax liabilities	(6,502)	(7,793)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets decreased $0.3 million, decreased $1.6 million and increased $51.5 million in the years ended December 31, 2006, 2005 and 2004, respectively. In addition to valuation allowance changes due to continuing operations in 2006, the valuation allowance decreased approximately $4.3 million related to expiration of NOLs and tax credits, and other adjustments. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

A provision has not been made at December 31, 2006, for U.S. or additional foreign withholding taxes on approximately $2.5 million of undistributed earnings from the SumTotal Systems’ foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings. The Indian subsidiary is operating under a “tax holiday” agreement that reduces its India corporate income tax to zero until the year 2009.

NOTE 17: RELATED PARTY TRANSACTION

In March 2004, subsequent to the acquisition of Docent, SumTotal Systems forgave the $139,000 outstanding loan of Mr. Mandelkern, a former member of the Docent Board of Directors and the former Executive Vice President, Chief Technology Officer and co-founder of Docent and recorded the transaction as a general and administrative expense.

NOTE 18: EMPLOYEE BENEFIT PLANS

SumTotal Systems has adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees to contribute up to 60% of their pre-tax salary, subject to a maximum IRS contribution limit, for the year ended December 31, 2006, subject to certain limitations. The 401(k) Plan provides for employer matching contributions at the discretion of the Board of Directors.

In January 2006, all eligible employees who elect to participate in the Plan receive a company matching contribution of 50% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are paid by SumTotal Systems simultaneously with employee contributions. The employee vests into these company-match contributions at 30% after one-year, 60% after two years and 100% after three-years of employment with SumTotal Systems or its subsidiaries. Total contributions by SumTotal Systems to the SumTotal Systems 401(k) Plan for the year ended December 31, 2006 were $0.8 million.

Beginning November 14, 2006 and coinciding with the acquisition of MindSolve, former MindSolve employees continued to participate in the MindSolve Simple IRA Plan which included company matching of employee contributions up to a maximum of 3% of salary. Contributions by SumTotal Systems for the year ended December 31, 2006, approximated $5,000. From January 2007, former MindSolve employees can elect to participate in either the MindSolve Simple IRA or the SumTotal Systems 401(k) Plan.

I TEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITE M 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

(b) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM—INTERNAL CONTROLS

To The Board of Directors and Stockholders of SumTotal Systems, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SumTotal Systems, Inc. and Subsidiaries (“SumTotal Systems, Inc.”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SumTotal Systems, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SumTotal Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SumTotal Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of SumTotal Systems, Inc as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

San Francisco, California

March 16, 2007

(c) Changes in Internal Control Over Financial Reporting

During 2006, we designed and implemented numerous initiatives to improve our internal control structure. The parties responsible for designing and implementing the initiatives referenced below are the Chief Executive Officer, Chief Financial Officer, Corporate Controller and the Audit Committee of our Board of Directors.

The material weaknesses identified for the year ended December 31, 2005 in our Annual Report on Form 10-K for fiscal year 2005 related to (a) inadequate reviews of account reconciliations, analyses and journal entries as well as spreadsheet controls; (b) inadequate controls over revenue; and (c) inadequate controls over integration, resulted in changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows:

During the quarter ended March 31, 2006, we:

•

Appointed a Worldwide Director of Revenue to oversee the revenue recognition process, procedures and review of these transactions. The Worldwide Director of Revenue was appointed by our CFO and reports to our Corporate Controller.

•

Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired a payroll accountant and a general accountant, both of whom report to and are supervised by our accounting manager. We also hired a revenue recognition supervisor reporting directly to our Worldwide Director of Revenue and a manager of credit and collections reporting to our Corporate Controller.

•

Improved training for staff to ensure that account reconciliations and analyses are complete and accurate. We conducted accounting department training regarding the required format and content of the documentation for our account reconciliations and supporting analysis. This training was reviewed and approved by our CFO and conducted by our Corporate Controller.

During the quarter ended June 30, 2006, we:

•

Continued to hire additional qualified personnel to strengthen the accounting and finance organizations. We hired an accounts payable accountant and an accounting supervisor, both of whom report to and are supervised by our accounting manager. We also hired an additional credit and collections specialist, who reports to our manager of credit and collections and additional staff in the revenue accounting team.

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

•

Completed the integration of Pathlore. All transactions are now processed through the same systems and controls as other parts of the business. This integration was supervised and monitored by the Corporate Controller.

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

•

Enhanced our ongoing formal internal control monitoring and testing program. This was performed via the establishment of an internal audit function under the direction and approval of our Audit Committee. The Director of Internal Audit meets approximately twice each month with the Chief Executive Officer and Chief Financial Officer to discuss and report on the status of our internal controls and meets approximately once per quarter with the Audit Committee.

During the quarter ended September 30, 2006, we:

•	Completed the system upgrade of our accounting software to a more current release and continued to hire additional qualified personnel to strengthen the accounting and finance organizations.

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

•

Integrated our U.K. subsidiary onto our enterprise-wide accounting software, in addition to training our U.K. employees on the software. This integration was supervised and monitored by the Corporate Controller.

During the quarter ended December 31, 2006, we:

•

Continued to improve training for staff to ensure that roles and responsibilities are clearly defined and understood and that policies and procedures are being followed. This training was provided to accounting and finance personnel and was performed by our Corporate Controller with the assistance of the internal audit function. This training was reviewed and approved by the Chief Financial Officer.

•

Completed the integration of the accounting systems pertaining to MindSolve. All transactions are now processed through the same systems and controls as other parts of the business. This integration was supervised and monitored by the Corporate Controller.

•

Successfully completed during 2006 the implementation of the initiatives outlined above that were a part of our overall program that remediated all material weaknesses identified for the year ended December 31, 2005 in our Annual Report on Form 10-K for fiscal year 2005 by December 31, 2006. These efforts, which are now a part of our ongoing control and review process, were led by our Corporate Controller with the assistance of an internal audit function and were reviewed and approved by the Chief Financial Officer.

These initiatives were part of our overall program that remediated all material control weaknesses identified for the year ended December 31, 2005 by December 31, 2006.

I TEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors and executive officers may be found in our 2007 Proxy Statement under the headings titled “Proposal 1 – Election of Directors” and “Executive Officers,” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found in our 2007 Proxy Statement under the heading titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information with respect to our Code of Ethics may be found in our 2007 Proxy Statement under the heading titled “Board Committees and Meetings” and is incorporated herein by reference. To the extent permissible under NASDAQ and SEC rules, we intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our web site at: www.sumtotalsystems.com under the heading “Our Company — Investor Relations — Corporate Governance.”

Information with respect to our Audit Committee may be found in our 2007 Proxy Statement under the heading titled “Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive compensation may be found in our 2007 Proxy Statement under the headings titled: “2006 Director Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2006 Year-End,” “Option Exercises and Stock Vested,” “Compensation Discussion and Analysis,” “Option Exercises and Stock Vested,” and “Compensation Discussion and Analysis.” and is incorporated herein by reference.

Information with respect to our Compensation Committee may be found in our 2007 Proxy Statement under the headings titled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURIT Y OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and related shareholder matters may be found in our 2007 Proxy Statement under the headings titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Summary” and is incorporated herein by reference.

ITE M 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and our independent directors may be found in our 2007 Proxy Statement under the headings titled “Certain Relationships and Related Transactions” and “Board Committees and Meetings” and is incorporated herein by reference.

IT EM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services of our principal accountant may be found in our 2007 Proxy Statement under the heading titled “Fees Paid to Principal Accountants” and is incorporated herein by reference.

PART IV

ITEM 15.	EX HIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

Refer to the Index to Consolidated Financial Statements in Item 8 herein.

2.	Financial Statement Schedules

The following consolidated financial statement schedules of SumTotal Systems, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits

Refer to the Exhibits Index below.

(b)	Exhibits Index

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 13, 2006, by and among SumTotal Systems, Seal Acquisition Corporation, Mindsolve Technologies, Inc., Daniel D. Boccabella, Jr., Jeffrey Allen Lyons and Charles V. Steadham, Jr. and with respect to Article VIII, Article IX and Article X hereof, Charles V. Steadham, Jr. as Stockholder Representative and Mellon Investor Services LLC as Escrow Agent. (incorporated by reference to Form 8-K filed on November 14, 2006).

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	SumTotal Systems, Inc. 2004 Equity Incentive Plan, as amended and restated effective June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 9, 2006).

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006)

10.8*	2006 Executive and Management Bonus Plan (incorporated by reference to Form 8-K filed on February 13, 2006)

10.9*	2006 Section 16 Officer Cash Compensation (incorporated by reference to Form 8-K filed on February 13, 2006)

10.10*	2006 Section 16 Officer Equity Compensation (incorporated by reference to Form 8-K filed on June 13, 2006)

10.11*	Separation, Release and Consulting Agreement between SumTotal Systems, Inc. and Kevin Oakes, dated February 10, 2006 (incorporated by reference to Form 8-K filed on February 13, 2006)

10.12*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.13*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.14*	2006 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 13, 2006)

10.15	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.16	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.17	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc.

10.18	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006).

10.19*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.20*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated August 31, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 31, 2005)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

March 16, 2007	/S/NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on behalf of the Registrant in the capacities and on the dates indicated.

SUMTOTAL SYSTEMS, INC.

March 16, 2007	/S/ DONALD E. FOWLER
Date	Donald E. Fowler, Chief Executive Officer and Director

March 16, 2007	/S/ JACK ACOSTA
Date	Jack Acosta, Chairperson

March 16, 2007	/S/ JOHN W. CONÉ
Date	John W. Coné, Director

March 16, 2007	/S/ ALI R. KUTAY
Date	Ali R. Kutay, Director

March 16, 2007	/S/ SALLY NARODICK
Date	Sally Narodick , Director

March 16, 2007	/S/ KEVIN OAKES
Date	Kevin Oakes, Director

March 16, 2007	/S/ STEPHEN THOMAS
Date	Stephen Thomas, Director

March 16, 2007	/S/ VIJAY VASHEE
Date	Vijay Vashee, Director

SCHEDULE II

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Year	Additions from Acquisitions	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2006:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(1,407)	$—	$(72)	$580	$(899)
Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(729)	$(429)	$(342)	$93	$(1,407)
Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(566)	$(387)	$(651)	$875	$(729)

EXHIBITS

(b)	Exhibits Index

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 13, 2006, by and among SumTotal Systems, Seal Acquisition Corporation, Mindsolve Technologies, Inc., Daniel D. Boccabella, Jr., Jeffrey Allen Lyons and Charles V. Steadham, Jr. and with respect to Article VIII, Article IX and Article X hereof, Charles V. Steadham, Jr. as Stockholder Representative and Mellon Investor Services LLC as Escrow Agent. (incorporated by reference to Form 8-K filed on November 14, 2006).

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	SumTotal Systems, Inc. 2004 Equity Incentive Plan, as amended and restated effective June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 9, 2006).

1

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006)

10.8*	2006 Executive and Management Bonus Plan (incorporated by reference to Form 8-K filed on February 13, 2006)

10.9*	2006 Section 16 Officer Cash Compensation (incorporated by reference to Form 8-K filed on February 13, 2006)

10.10*	2006 Section 16 Officer Equity Compensation (incorporated by reference to Form 8-K filed on June 13, 2006)

10.11*	Separation, Release and Consulting Agreement between SumTotal Systems, Inc. and Kevin Oakes, dated February 10, 2006 (incorporated by reference to Form 8-K filed on February 13, 2006)

10.12*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

2

10.13*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.14*	2006 Board Cash and Equity Compensation (incorporated by reference to Form 8-K filed on February 13, 2006)

10.15	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.16	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.17	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc.

10.18	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006).

10.19*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.20*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated August 31, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 31, 2005)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

3