Form 10-Q
period 2007-03-31
SUMTOTAL SYSTEMS INC
filed 2007-05-09
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of May 1, 2007 was 27,171,308 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,683	$10,176
Restricted cash	—	23
Short-term investments	3,361	5,530
Accounts receivable, net of allowance for sales returns and doubtful accounts of $860 and $899, respectively	24,134	28,516
Prepaid expenses and other current assets	4,153	3,891

Total current assets	45,331	48,136

Property and equipment, net	6,605	5,945
Goodwill	68,461	68,461
Intangible assets, net	19,078	21,327
Other assets	1,158	1,194

Total assets	$140,633	$145,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,440	$3,991
Accrued compensation and benefits	5,877	8,554
Other accrued liabilities	3,581	4,612
Restructuring accrual	117	866
Deferred revenue	29,791	29,958
Notes payable	6,125	6,095

Total current liabilities	49,931	54,076

Non-current liabilities:
Other accrued liabilities, non-current	235	246
Deferred revenue, non-current	1,066	781
Notes payable, non-current	9,390	10,735

Total liabilities	60,622	65,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	27	27
Additional paid-in capital	357,594	354,800
Accumulated other comprehensive loss	(312)	(332)
Accumulated deficit	(277,298)	(275,270)

Total stockholders’ equity	80,011	79,225

Total liabilities and stockholders’ equity	$140,633	$145,063

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended March 31,
	2007	2006
Revenue:
Subscriptions and support	$14,468	$10,944
Service	8,233	7,083
License	6,349	6,274

Total revenue	29,050	24,301

Cost of revenue:
Subscriptions and support	4,746	3,537
Service	5,590	5,175
License	92	180
Amortization of intangible assets	2,250	2,327

Total cost of revenue	12,678	11,219

Gross margin	16,372	13,082

Operating expenses:
Research and development	5,039	4,099
Sales and marketing	7,902	7,243
General and administrative	5,006	5,811

Total operating expenses	17,947	17,153

Loss from operations	(1,575)	(4,071)
Interest expense	(378)	(435)
Interest income	163	163
Other expense, net	(12)	(76)

Loss before provision for income taxes	(1,802)	(4,419)
Provision for income taxes	24	17

Net loss	$(1,826)	$(4,436)

Net loss per share, basic and diluted	$(0. 07)	$(0.18)

Weighted average common shares outstanding, basic and diluted	26,839	24,698

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,826)	$(4,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	875	637
Amortization of intangible assets	2,250	2,327
Provision for (recovery of) sales returns and doubtful accounts	17	(175)
Accretion of interest on short-term investments	(26)	(12)
Amortization of discount on notes payable	71	62
Stock-based compensation	1,052	1,006
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,407	4,731
Prepaid expenses and other assets	(90)	(432)
Other assets	42	22
Accounts payable	447	187
Accrued compensation and benefits	(2,678)	6
Other accrued liabilities	(1,378)	(1,555)
Restructuring accrual	(749)	(1,071)
Deferred revenue	80	(368)

Net cash provided by operating activities	2,494	929

Cash flows from investing activities:
Purchases of property and equipment	(1,476)	(598)
Purchases of short-term investments	(1,454)	—
Sales/maturities of short-term investments	3,605	—
Release of restricted cash	23	—

Net cash provided by (used in) investing activities	698	(598)

Cash flows from financing activities:
Repayment of credit facility	(1,094)	(1,094)
Payment on notes payable	(292)	(292)
Net proceeds from the issuance of common stock pursuant to SumTotal Systems’ Employee Stock Purchase Plan and exercises of common stock options	1,742	376

Net cash provided by (used in) financing activities	356	(1,010)

Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(15)

Net increase (decrease) in cash and cash equivalents	3,507	(694)
Cash and cash equivalents at beginning of period	10,176	18,356

Cash and cash equivalents at end of period	$13,683	$17,662

Supplemental disclosure of cash flow information
Interest paid	$341	$332

Taxes paid	$—	$9

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. develops, markets, distributes and supports talent and learning management software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent by Click2learn. The terms “SumTotal Systems”, “SumTotal” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2007, and for the three-months ended March 31, 2007 and 2006 has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

There were no significant changes in our accounting policies that occurred during our fiscal quarter ending March 31, 2007 from those policies outlined in our Annual Report of Form 10-K which was filed with the Securities and Exchange Commission on March 16, 2007 that have materially affected our financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of SumTotal Systems and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable, and adequacy of other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue recognition, allowance for sales returns and doubtful accounts, potential impairment of intangible assets, restructuring reserves, stock-based compensation and valuation reserves for deferred tax assets and income tax expense. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior year period’s financial statements and related notes have been reclassified to conform to the 2007 presentation. These reclassifications have no material impact on previously reported net loss.

Revenue Classification

SumTotal Systems derives its revenue from three sources: (1) Revenue resulting from the sales of on-demand subscriptions, maintenance and support services, hosting arrangements, and term rental arrangements; (2) revenue resulting from the sales of services performed in connection with consulting agreements and other “service transactions” as defined in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended; and (3) revenue resulting from the sales of software licenses and related royalty arrangements.

Deferred revenue represents advanced payments for on-demand subscriptions, software licenses, services, maintenance and support, and hosting arrangements in advance of revenue recognition. These deferred amounts are expected to be recognized as the licenses are delivered or ratably over the service period as these services are provided.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. SumTotal Systems adopted FIN 48 effective January 1, 2007.

As a result of the implementation of FIN 48, SumTotal Systems recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a $0.2 million reduction to the January 1, 2007 balance of retained earnings as a $0.1 million increase in deferred tax assets . SumTotal Systems has unrecognized tax benefits of approximately $0.3 million as of January 1, 2007, all of which if recognized would result in a reduction of SumTotal System’s effective tax rate. SumTotal Systems recorded no increase to its unrecognized tax benefits as of March 31, 2007. In accordance with FIN 48, paragraph 19, SumTotal Systems has decided to classify interest and penalties as a component of tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2006.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. For the three months ended March 31, 2007, 92,500 shares held in escrow for the MindSolve acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. For the three months ended March 31, 2006, 391,665 shares held in escrow for the Pathlore acquisition were not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same since the inclusion of potential common stock would be antidilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2007	2006
Net loss	$(1,826)	$(4,436)

Weighted average common shares used to compute basic and diluted net loss per share	26,839	24,698

Net loss per share, basic and diluted	$(0.07)	$(0.18)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three months ended March 31, 2007 and 2006 (in thousands, except per option and warrant amounts):

	Three-Months Ended March 31,
	2007	2006
Options to acquire shares of common stock	1,891	3,270
Weighted average option price	$10.98	$10.29

Warrants to acquire shares of common stock	1,424	1,577
Weighted average warrant price	$7.81	$7.67

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three-months ended March 31, 2007 and 2006 presented below (in thousands):

	Three-Months Ended March 31,
	2007	2006
Net loss	$(1,826)	$(4,436)
Foreign currency translation adjustment	19	(17)

	$(1,807)	$(4,453)

SumTotal Systems’ total comprehensive loss for the three months ended March 31, 2007 and 2006 consisted of net loss and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $312,000 and $332,000 at March 31, 2007 and December 31, 2006, respectively.

Stock-Based Compensation

On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, Share Based Payments, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment relating to SFAS No. 123R. SumTotal Systems applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R.

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

The weighted-average fair value calculations for options granted within the period below are based on the following weighted average assumptions:

Three-Months Ended March 31, 2007
Risk-free interest rate	4.72%

Expected volatility	95.60%

Expected life (years)	6.25

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The weighted-average fair value calculations for the Company’s Employee Stock Purchase Plan (“ESPP”) within the period below are based on the following weighted average assumptions:

Three-Months Ended March 31, 2007
Risk-free interest rate	5.16%

Expected volatility	51.96%

Expected life (years)	0.49

The following table summarizes stock-based compensation expense related to employee stock options, ESPP and restricted stock units under SFAS No. 123R for the three months ended March 31, 2007 and 2006, respectively, were allocated as follows (in thousands):

	Three-Months Ended March 31, 2007	Three-Months Ended March 31, 2006
Subscriptions and support	$60	$47
Service	137	191

Cost of revenue	197	238

Research and development	138	123
Sales and marketing	275	242
General and administrative	442	403

Stock-based compensation expense included in operating expenses	855	768

Total stock-based compensation expense	$1,052	$1,006

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2007 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	6,300	$6.80	7.12

Granted	150	7.54
Exercised	(251)	5.24
Cancelled	(125)	8.49

Outstanding at March 31, 2007	6,074	$6.84	7.11	$13,003

Exercisable at March 31, 2007	4,074	$7.48	6.28	$8,144

A summary of the status of the changes in the Company’s restricted stock units during the three months ended March 31, 2007 is as follows:

Non-vested restricted shares	Number of Shares (in thousands)	Weighted Average Grant – Date Fair Value
Non-vested at December 31, 2006	75	$4.30
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested at March 31, 2007	75	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$1.07 - $4.34	1,170	6.54	$3.37	1,007	$3.23
$4.39 - $4.65	1,116	8.10	4.50	459	4.51
$4.67 - $6.45	1,061	8.41	5.66	416	5.44
$6.49 - $7.60	800	8.10	6.90	326	7.03
$7.62 - $7.62	1,100	6.24	7.62	1,100	7.62
$7.68 - $83.42	827	5.14	15.35	766	15.91

$1.07 - $83.42	6,074	7.11	$6.84	4,074	$7.48

The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $652,000. The total intrinsic value of shares issued under the employee stock purchase plan during the three months ended March 31, 2007 was approximately $141,000. The fair value of options vested was approximately $896,000 for the three months ended March 31, 2007. As of March 31, 2007, total unrecognized compensation costs related to non-vested stock options was $8.4 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years. The weighted average grant date fair value of options granted in the first fiscal quarter of 2007 was $6.03.

Adoption of Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement was adopted as of January 1, 2007 and did not have a material impact on SumTotal Systems’ results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 was adopted as of January 1, 2007 and did not have a material impact on SumTotal Systems’ results of operations and financial condition.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The election, called the “fair value option” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for SumTotal Systems’ first fiscal year beginning after November 15, 2007. Management is currently evaluating whether SFAS No. 159 will have an impact on SumTotal Systems’ results of operations and financial condition.

NOTE 3: ACQUISITIONS AND INTANGIBLE ASSETS

MindSolve Acquisition

On November 14, 2006, SumTotal Systems acquired MindSolve Technologies, Inc. (“MindSolve”), a leading provider of Performance Management products and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management.

The total purchase price is estimated to be $11,263,000 and is comprised of (in thousands):

Cash consideration for common stockholders	$2,615
Cash consideration for employees	427
Fair value of common stock issued (1)	6,432
Note payable to shareholder	1,261
Estimated acquisition related costs (2)	528

Total consideration	$11,263

(1)	The stockholders of MindSolve received $2,615,000 in net cash consideration and 925,000 shares of SumTotal Systems’ common stock. The fair value of SumTotal Systems’ common shares issued is based on a per share value of $6.954, which is equal to SumTotal Systems’ average of the last sale price per share as reported on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Market for the trading-day period beginning two days before and ending two days after November 14, 2006, the date of announcement of the acquisition.
(2)	The estimated acquisition related costs consist primarily of banking, legal and accounting fees and other directly related costs.

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $6.2 million. The following condensed balance sheet data presents the estimated fair value of the assets and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$123
Accounts receivable	936
Prepaid expenses and other assets	119
Equipment and leasehold improvements, net	150
In-process research and development	1,120
Goodwill	6,155
Intangible assets	4,450
Other assets	78

13,131

Liabilities assumed:
Accrued liabilities	(220)
Deferred revenue	(1,648)

(1,868)

Total consideration	$11,263

Goodwill of $6.2 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

	Allocated Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$2,190	3.00
Customer installed-base relationships	1,710	5.00
Customer backlog	550	3.00

Total intangible assets	$4,450	3.77

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in December 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments are being expensed ratably over the contractual performance period. Total future obligations amount to $1,544,000 with scheduled payments of $956,000 and $588,000 in 2007 and 2008, respectively.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(9,415)	$3,898
Customer installed-base relationships	17,094	(5,275)	11,819
Customer hosted relationships	1,014	(615)	399
Customer contract relationships	8,525	(5,563)	2,962
Non-compete covenant	980	(980)	—

Total goodwill and intangible assets	$40,925	$(21,848)	$19,078

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(8,827)	$4,485
Customer installed-base relationships	17,094	(4,418)	12,676
Customer hosted relationships	1,014	(565)	449
Customer contract relationships	8,525	(5,007)	3,518
Non-compete covenant	980	(781)	199

Total goodwill and intangible assets	$40,925	$(19,598)	$21,327

There was no impairment of goodwill or intangible assets for the three-months ended March 31, 2007 and 2006, respectively.

The following represents the expected future amortization of intangible assets as of March 31, 2007 (in thousands):

Remainder of 2007	$6,154
2008	5,840
2009	4,038
2010	1,841
2011	1,080
2012	125

Total expected future amortization of intangible assets	$19,078

Amortization expense related to intangible assets was approximately $2,250,000 and $2,327,000 in the three months ended March 31, 2007 and 2006, respectively.

NOTE 5: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Litigation settlement	$1,069	$1,054
MindSolve stockholder	681	666
Credit facility	4,375	4,375

Total current portion of notes payable	$6,125	$6,095

The non-current portion of notes payable consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Litigation settlement	$1,111	$1,375
MindSolve stockholder	623	610
Credit facility	7,656	8,750

Total non-current portion of notes payable	$9,390	$10,735

Credit Facility

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”), principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business (the “Revolver”).

The amounts outstanding bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elects to be charged at the London Interbank Offered Rate (“LIBOR”) rate plus 3.5%. As of March 31, 2007, SumTotal Systems has elected to be charged at the LIBOR rate, which was 5.35% on March 31, 2007 resulting in a total interest rate of 8.85%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is no test of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of March 31, 2007, SumTotal Systems had $20.0 million comprising $15.2 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $12.0 million at March 31, 2007.

In accordance with the terms of the Term Loan, during the three-months ended March 31, 2007, SumTotal made total payments of $1.4 million to Wells Fargo Foothill of which $1.1 million and $0.3 million were principal and interest, respectively.

During July 2006, SumTotal Systems entered into an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures SumTotal Systems has related to foreign trade receivables. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, SumTotal will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes. At March 28, 2007, SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 1.9 million GBP, equivalent $3.8 million U.S. Dollars (“USD”), for a value date of April 30, 2007, for which a hypothetical 10% appreciation of the United Kingdom (“U.K.”) Pound Sterling (“GBP”) to USD would result in a $0.4 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the three-months ended March 31, 2007 and 2006, was a loss of approximately $11,000 and loss of $84,000, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn LLC (“IpLearn”) of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability is included in notes payable on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2007 and totaled $2.2 million, of which $1.1 million and $1.1 million is classified as current and non-current, respectively.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve stockholder. Refer to Note 3 Acquisitions and Intangible Assets for a further discussion of the MindSolve acquisition.

NOTE 6: RESTRUCTURING

The following table depicts restructuring activity for the three months ended March 31, 2007 (in thousands):

	Balance at December 31, 2006	Cash Expenditures	Balance at March 31, 2007
Vacated facilities	$714	$(698)	$16
Employee severance	48	(20)	28
Other	113	(31)	82

Total restructuring activity	$875	$(749)	$126

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $681,000 and $597,000 during the three-months ended March 31, 2007 and 2006, respectively.

Future payments under operating lease obligations at March 31, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$6,009	$1,603	$2,023	$1,006	$460	$246	$671

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in December 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,544,000 with scheduled payments of $956,000 and $588,000 in 2007 and 2008, respectively.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses were anticipated to be paid in two equal amounts in 2006 and 2007 except for a former officer of SumTotal whose retention bonus was all paid in January 2007. Assuming the remaining affected officers are still employed by SumTotal Systems thru 2007, the future payments of $843,000 will be paid in the fourth quarter of 2007. These retention bonuses are being expensed ratably over the performance period.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended March 31,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$23,681	81.5%	$18,984	78.1%
Other Americas	1,272	4.4%	964	4.0%

Total Americas	24,953	85.9%	19,948	82.1%
Europe	3,237	11.1%	3,673	15.1%
Asia/Pacific	860	3.0%	680	2.8%

Total revenue	$29,050	100.0%	$24,301	100.0%

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	March 31, 2007	December 31, 2006
United States	$92,409	$94,344
Europe	397	384
India	2,362	2,063
Asia/Pacific	134	136

Total long-lived assets	$95,302	$96,927

NOTE 10: LEGAL PROCEEDINGS

From time-to-time, SumTotal Systems is involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on SumTotal Systems business, operating results and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2006.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Executive Summary

During the three-months ended March 31, 2007, we continued to implement our growth strategy. Highlights include:

•	Further penetration into our customer base by selling additional licenses and modules;

•	Acquired new enterprise customers as enterprises increasingly standardize on one Learning Management System (“LMS”) platform;

•	Continued our sales into the small and medium business (“SMB”) Market through our on-demand solutions;

•	Expanded our performance management customer base through new customers and selling into our existing customer base; and

•

Continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our recurring revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance. This has grown from 45% of our revenue in the first quarter of 2006 to 50% in corresponding period in 2007. Typically, these are annual contracts, most of which are renewed at the expiration of their term.

Total revenue increased from $24.3 million in first fiscal quarter of 2006 to $29.1 million in corresponding period in 2007, and our cash flow from operating activities increased from $0.9 million in the first fiscal quarter of 2006 to $2.5 million in corresponding period in 2007. Our net loss decreased from $4.4 million in 2006 to $1.8 million in 2007, primarily due to the increase in our subscriptions and support revenue during the three-months ended March 31, 2007 as compared to the year ago period. We believe that our recurring revenue will continue to increase as a percentage of our business.

Critical Accounting Policies and Estimates

In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S. and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	estimating allowances for sales returns and the allowance for doubtful accounts;

•	goodwill and intangible assets;

•	restructuring;

•	allowance for deferred tax assets and income tax expense;

•	business combinations; and

•	stock-based compensation.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the Notes to the Unaudited Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

We have made no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 16, 2007, other than to the income taxes policy discussed below.

As described in Note 2 Summary of Significant Accounting Policies in the Notes to the unaudited Condensed Consolidated Financial Statements, our accounting policy for income taxes was recently modified due to the adoption of FIN 48 and is described below.

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. FIN No. 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Comparison of Financial Data for the Three-Months Ended March 31, 2007 and 2006

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended March 31, 2007 and 2006:

	2007	2006
Revenue:
Subscriptions and support	49.8%	45.0%
Service	28.3	29.2
License	21.9	25.8

Total revenue	100	100

Cost of revenue:
Subscriptions and support	16.3	14.6
Service	19.2	21.3
License	0.3	0.7
Amortization of intangible assets	7.8	9.6

Total cost of revenue	43.6	46.2

Gross margin	56.4	53.8

Operating expenses:
Research and development	17.3	16.9
Sales and marketing	27.2	29.8
General and administrative	17.3	23.9

Total operating expenses	61.8	70.6

Loss from operations	(5.4)	(16.8)
Other expense, net	(0.8)	(1.4)

Loss before income taxes	(6.2)	(18.2)
Provision for income taxes	0.1	0.1

Net loss	(6.3)%	(18.3)%

Revenue

Revenue for the three-months ended March 31, 2007 and 2006 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$14,468	$10,944	$3,524	32.2%
Percentage of net revenue	49.8%	45.0%
Services	8,233	7,083	1,150	16.2%
Percentage of net revenue	28.3%	29.1%
License	6,349	6,274	75	1.2%
Percentage of net revenue	21.9%	25.8%

Total revenue	$29,050	$24,301	$4,749	19.5%

In the three-months ended March 31, 2007, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $4.5 million. The acquisition of MindSolve in November 2006 added $0.6 million of revenue. Revenue from our acquired Pathlore customers decreased $0.4 million as our Pathlore customer base continued its migration to the SumTotal 7 Series.

Subscriptions and Support Revenue. The increase in subscriptions and support revenue in the three-months ended March 31, 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Change in Dollars	Change in Percent
	2007	2006
Maintenance	$8,586	$7,046	$1,540	21.9%
Hosting subscriptions	3,516	2,689	827	30.8%
Term rental arrangements	939	1,005	(66)	(6.6%)
On-demand subscriptions	1,427	204	1,223	600.0%

Total subscriptions and support revenue	$14,468	$10,944	$3,524	32.2%

Approximately $2.4 million of the increase in subscriptions and support revenue in the three months ended March 31, 2007 over the comparable period in 2006 was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series product suite and partner products; $0.6 million of the increase was the result of our acquired MindSolve customers and $0.5 million of the increase was primarily the result of our former Pathlore customers renewing contracts at full value versus the acquired discounted fair value.

Changes to the components of subscriptions and support revenue were as follows:

•

The increase in maintenance revenue was the result of $0.7 million from increased maintenance contract sales to new and existing customers related to the SumTotal 7 Series, $0.8 million from acquired Pathlore customers renewing maintenance contracts at full value versus the deferred revenue that we acquired from Pathlore which was written down on the acquisition date in accordance with acquisition accounting principles and which was recognized in the 2006 period;

•	The increase in hosting subscriptions revenue was the result of $0.8 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series;

•

The decrease in term rental arrangements revenue was the result of a $0.3 million decrease in term rental arrangements revenue from our acquired Pathlore customers; offsetting a $0.2 million increase in rental contract sales to new and existing customers related to the SumTotal 7 Series;

•

The increase in on-demand subscriptions revenue was the result of $0.6 million from sales of our partner’s performance management product and $0.6 million from our Total Performance product acquired in November 2006.

Price changes in subscriptions and support revenue had no material effect on the three months ended March 31, 2007 compared to the same period in 2006.

Service Revenue. The increase in service revenue in the three months ended March 31, 2007 over the comparable period in 2006 was primarily due to a $1.8 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series, offsetting a decrease of $0.6 million in service revenue from our acquired Pathlore customers due to decreased Pathlore license sales and associated service contracts as our customer-base continued its migration to the SumTotal 7 Series. In the three-months ended March 31, 2006, our Pathlore service revenue was related to the completion of installations of the Pathlore products sold prior to the acquisition in October 2005.

Price changes in service revenue had no material effect on our results for the three months ended March 31, 2007 compared to the same period in 2006.

License Revenue. The increase in license revenue in the three months ended March 31, 2007 over the comparable period in 2006 was primarily due to a $0.4 million increase in sales of the SumTotal 7 Series, offsetting a decrease of $0.3 million in license revenue from our acquired Pathlore customers as they migrated to the SumTotal 7 Series.

Price changes in license revenue had no material effect on our results for the three months ended March 31, 2007 compared to the same period in 2006.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three-Months Ended March 31,		Change in Dollars	Change in Percent
	2007	2006
United States	$23,681	$18,984	$4,697	24.7%
Percentage of net revenue	81.5%	78.1%
Other Americas	1,272	964	308	32.0%
Percentage of net revenue	4.4%	4.0%

Americas	24,953	19,948	5,005	25.1%
Percentage of net revenue	85.9%	82.1%
Europe	3,237	3,673	(436)	(11.9)%
Percentage of net revenue	11.1%	15.1%
Asia/Pacific	860	680	180	26.5%
Percentage of net revenue	3.0%	2.8%

Total revenue	$29,050	$24,301	$4,749	19.5%

The $4.7 million increase in total revenue for the three-months ended March 31, 2007 over the comparable period in 2006 was primarily due to increased sales of our software products in the Americas. Revenue in Europe decreased due to unusually high turnover in our sales organization and a change in sales management. Revenue in Asia/Pacific increased primarily due to increased sales of our software products throughout Australia and the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the three months ended March 31, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in the three months ended March 31, 2007 nor 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended		Variance In Dollars	Variance in Percent
	March 31, 2007	March 31, 2006
Subscriptions and Support	$4,746	$3,537	$1,209	34.2%
Percentage of total revenue	16.3%	14.6%
Service	5,590	5,175	415	8.0%
Percentage of total revenue	19.2%	21.3%
License	92	180	(88)	(48.9)%
Percentage of total revenue	0.3%	0.7%
Amortization of intangible assets	2,250	2,327	(77)	(3.3)%
Percentage of total revenue	7.7%	9.6%

Total cost of revenue	$12,678	$11,219	$1,459	13.0%

Cost of Subscriptions and Support. In the three months ended March 31, 2007, total cost of subscriptions and support revenue increased $1.2 million, or 34%, to $4.7 million, from $3.5 million in the comparable period in 2006. The increase is attributable to current quarter expenses for an additional 11 employees of the former MindSolve organization at $0.4 million, an increase of $0.4 million for employee related expenses for an additional 16 employees in the U.S., 12 employees in India and one employee in Europe, an increase of $0.3 million in the current quarter due to third party performance management on-demand subscription costs and an increase of $0.1 million in other costs. We expect cost of subscriptions and support to continue to increase in 2007 to support our growing customer base.

Cost of Services. In the three months ended March 31, 2007, total cost of service revenue increased $0.4 million, or 8.0%, to $5.6 million, from $5.2 million in the comparable period in 2006. Expenses related to service personnel increased $0.2 million with the addition of 10 employees in the U.S. and one employee in India. Expenses related to third party consulting increased $0.2 million in the current quarter and were as a result of increased sales of third party partner product. We expect cost of services expenses to increase in 2007 compared to 2006 to support increased revenue expectations.

Cost of license. In the three months ended March 31, 2007, total cost of license revenue declined $0.1 million or 49% to $0.1 million from $0.2 million in the comparable period in 2006 due to lower licensing of e-learning content from third parties. We do not expect the cost to increase significantly during 2007.

Amortization of intangibles. In the three months ended March 31, 2007, amortization of intangible assets decreased $0.1 million, or 3.3%, to $2.2 million, from $2.3 million in the comparable period in 2006. The decrease in the current quarter is attributable to final amortization of certain Docent intangibles during the prior year quarter for $0.2 million, and the decrease in the amortization in the current quarter of Pathlore intangibles for $0.2 million based on cash flow projections from the business at acquisition, offset by $0.3 million increase in the current quarter for MindSolve amortization.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-Months Ended
	March 31, 2007	March 31, 2006
Gross margin
Subscriptions and support	$9,722	$7,407
Percentage of subscriptions and support revenue	67.2%	67.7%
Services	2,643	1,908
Percentage of services revenue	32.1%	26.9%
License	6,257	6,094
Percentage of license revenue	98.6%	97.1%
Amortization of intangible assets	(2,250)	(2,327)
Percentage of license revenue	(35.4)%	(37.1)%

Total gross margin	$16,372	$13,082
Percentage of net revenue	56.4%	53.8%

Gross margin for subscriptions and support decreased to 67% in the three-months ended March 31, 2007 from 68% in the comparable period in 2006. The decrease is attributable to the increase in On-demand revenue of $1.2 million of which $0.6 resulted from sales of our partner’s performance management product which carries a lower margin, and $0.6 million which resulted from sales of our acquired performance management solution which also has a lower margin due to our investment in the related infrastructure.

Gross margin for services increased to 32% in the three-months ended March 31, 2007 from 27% in the comparable period in 2006 as a result of improved productivity from our professional services group. The improvement in productivity reflects the benefit from our increased investment in personnel in 2006.

Gross margin for license, exclusive of amortization of intangible assets, in the three-months ended March 31, 2007, improved slightly to 99% for the current quarter from 97% in the three-months ended March 31, 2006, attributable to increased revenue by 0.1% over the prior year and lower costs of licensing of e-learning content from third parties. Gross margin for license, inclusive of amortization of intangible assets improved to 63% from 60% due to increased revenue by 0.1% over the prior year and slight decreases in license costs and amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative, restructuring charge, provision for litigation settlement and in-process research and development expenses (in thousands, except percentages):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2007	March 31, 2006
Research and development	$5,039	$4,099	$940	22.9%
Percentage of net revenue	17.3%	16.9%
Sales and marketing	7,902	7,243	659	9.1%
Percentage of net revenue	27.2%	29.8%
General and administrative	5,006	5,811	(805)	(13.9)%
Percentage of net revenue	17.2%	23.9%

Total operating expenses	$17,947	$17,153	$794	4.6%
Percentage of net revenue	61.8%	70.6%

Research and development. The increase in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 included $1.0 million in additional employee and related costs associated with the hiring of 64 additional personnel, including hiring related to the acquisition of MindSolve and increased staffing in India. Consulting expense decreased to $0.1 million in the three-months ended March 31, 2007 from $0.5 million in the three-months ended March 31, 2006. Facility and equipment expense increased in the three-months ended March 31, 2007 to $1.0 million from $0.7 million in the three-months ended March 31, 2006. We expect research and development expense to increase in 2007 due to continued investments in future versions of the SumTotal 7 Series.

Sales and marketing. Expense relating to sales and marketing personnel increased $0.6 million, or 11%, to $5.2 million in the three months ended March 31, 2007 from $4.6 million in the three months ended March 31, 2006, due to increased salary costs from additional personnel, including personnel added as a result of the acquisition of MindSolve in November of 2006, and higher commissions. Marketing programs expense in the three months ended March 31, 2007 remained unchanged from the three months ended March 31, 2006. Travel expense associated with increased staff in the three months ended March 31, 2007 increased by $0.1 million from the three months ended March 31, 2006. We expect sales and marketing expenses to increase in 2007 to support increased revenue expectations.

General and administrative. In the three months ended March 31, 2007, accounting, legal and consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Section 404”) decreased $0.6 million or 73%, to $0.2 million from $0.8 million in the three months ended March 31, 2006. Expenses relating to general and administrative personnel remained unchanged in the three months ended March 31, 2007 from the three months ended March 31, 2006. The remaining decrease of $0.2 million was related to decreases in miscellaneous and other expenses. We expect general and administrative expenses to increase in 2007 compared to 2006 to meet the demands of our growing business.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net and equity in losses of an affiliate (in thousands, except percentages):

	Three-Months Ended		Variance in Dollars	Variance in Percent
	March 31, 2007	March 31, 2006
Interest expense	$(378)	$(435)	$57	(13.1)%
Percentage of net revenue	(1.3)%	(1.8)%
Interest income	163	163	—	0%
Percentage of net revenue	0.6%	0.7%
Other expense, net	(12)	(76)	64	(84.2)%
Percentage of net revenue	(0.0)%	(0.3)%

Total non-operating expenses	$(227)	$(348)	$121	(34.8)%
Percentage of net revenue	(0.8)%	(1.4)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Other income expense, net. The reduction in other expense in the three-months ended March 31, 2007 was primarily due to lower net foreign exchange expense as a result of our adoption of a forward exchange hedging program. In third quarter of 2006, we adopted a forward exchange hedging program for the United States Dollar and Great British Pound contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Interest income. Interest income was relatively unchanged in the three-months ended March 31, 2007 compared to the comparable period in 2006. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were $13.7 million of cash, cash equivalents and $3.4 million of short-term investments, and $5 million of available funds under our Revolver with Wells Fargo Foothill.

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

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective October 2, 2006. The registration statement gives us the flexibility to issue securities, which may consist of common stock, preferred stock, warrants, debt securities or any combination thereof, in one or more future offerings up to a maximum aggregate offering price of $75 million. A prospectus supplement will describe the terms of any particular offering made under the universal shelf registration statement. Unless otherwise indicated in a prospectus supplement, the net proceeds from the sale of securities offered by us under the prospectus may be used for general corporate purposes and working capital requirements. We may also use all or a portion of the net proceeds to fund possible investments in and acquisitions of, companies, businesses, partnerships, minority investments, products or technologies. Currently, there are no commitments or agreements regarding such acquisitions or investments. We may be required under the terms of our credit facility with Wells Fargo Foothill to use a portion of the net proceeds from any such offering to repay or prepay indebtedness under the credit facility, and we may also elect to use a portion of such proceeds for this purpose.

In July 2006, under our Revolver with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at March 31, 2007.

Three-months ended March 31, 2007

Net cash provided by operating activities was $2.5 million in the three months ended March 31, 2007. The cash provided during the period was primarily related to collections of our trade receivables from our increased revenue in the fourth quarter of 2006 and reflected by a net decrease in accounts receivable of $4.4 million, offset by decreases in accrued compensation and benefits as a result of paying out year-end commissions and bonuses of $2.7 million, other accrued liabilities of $1.4 million and restructuring accrual of $0.7 million, and included adjustments to net loss for non-cash items which included intangible assets amortization of $2.2 million, stock-based compensation of $1.1 million and depreciation and amortization of $0.9 million.

Net cash provided by investing activities was $0.7 million in 2006. Purchases of property and equipment in the three months ended March 31, 2007 totaled $1.5 million and were primarily associated with increased staffing levels in our U.S. and India offices and additional leasehold improvements for expanding our facility in Hyderabad, India, and increased investment in our hosting equipment infrastructure. Short-term investments have decreased primarily as a result of a shift in our investment portfolio from short-term investments to cash equivalents from December 31, 2006 to March 31, 2007. As of March 31, 2007, short-term investments had a carrying value of $3.4 million.

Net cash provided by financing activities was $0.4 million in the three months ended March 31, 2007 and consisted of repayments of indebtedness under the Wells Fargo Foothill credit facility of $1.1 million and a payment of $0.3 million under notes payable for Litigation Settlement, offset by $1.7 million in net proceeds from the issuance of common stock through our employee stock purchase plan (“ESPP”) and exercises of common stock options.

Commitments

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. For terms and details of the credit facility, including the requirement that we maintain certain restrictive covenants, refer to Note 5, Borrowings in the Notes to the unaudited Condensed Consolidated Financial Statements.

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $681,000 and $597,000 during the three months ended March 31, 2007 and 2006, respectively.

Future payments under operating lease obligations at March 31, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$6,009	$1,603	$2,023	$1,006	$460	$246	$671

In connection with the MindSolve acquisition in November 2006, we have two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in December 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,544,000 with scheduled payments of $956,000 and 588,000 in 2007 and 2008, respectively.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses were anticipated to be paid in two equal amounts in 2006 and 2007 except for a former officer of SumTotal whose retention bonus was all paid in January 2007. Assuming the remaining affected officers are still employed by SumTotal Systems through 2007, the remaining future payments of $843,000 will be paid in the fourth quarter of 2007. These retention bonuses are being expensed ratably over the performance period through 2007.

We have entered into various arrangements with hosting services vendors with original periods expiring through 2007 totaling $714,000.

Contingencies

On August 16, 2006, our Compensation Committee approved and adopted a form of Amended and Restated Change of Control Agreement for each of our Section 16 officers. In the event of a change of control of the Company and the subsequent termination of a Section 16 officer in a manner defined as a Termination Event, we will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by us on August 17, 2006.

From time-to-time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, from time-to-time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. We do not believe that any of the foregoing claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and believe stock options provide our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may exceed the exercise price of options held by some of our employees and the effectiveness of our stock option program may be adversely impacted. For example, at December 31, 2006 and March 31, 2007, 44% and 12%, respectively, of our outstanding stock options had exercise prices in excess of the current market price of our common stock.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2 Summary of Significant Accounting Policies in the Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. The amounts outstanding bear interest at Wells Fargo’s base rate plus 2%, unless we elect to be charged at the LIBOR rate plus 3.5%. As of March 31, 2007, we have elected to be charged at the LIBOR rate, which was 5.35% on March 31, 2007, resulting in a total interest rate of 8.85%. If market interest rates were to increase immediately and uniform by 10% from current levels at March 31, 2007, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three-months ended March 31, 2007, international revenue from our foreign subsidiaries accounted for approximately 18% of total revenue, down from 22% in the comparable period in 2006, and for the years ended December 31, 2006, 2005, and 2004, these sales amounted to 16%, 21%, and 27%, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for United States Dollar (“USD”) and Great British Pound (“GBP”) to hedge anticipated cash flows from our U.K. subsidiary. On March 28, 2007, SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 1.9 million GBP, equivalent $3.8 million USD, for a value date of April 30, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.4 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations in the three-months ended March 31, 2007, was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the reality that judgments in decision-making can be incorrect, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based upon their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to derive substantially all of our revenue from the licensing of our talent and learning management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, services, on-demand subscriptions and hosting. We have not been GAAP profitable and we may not achieve GAAP profitability. If we fail to continue to generate adequate revenue from the SumTotal 7 Series and related services, especially as we shift our emphasis to a recurring revenue model, we will continue to incur losses. In addition, in the future, we expect to continue to incur additional non-cash expenses relating to stock-based compensation and purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we were required to record as an expense, charges related to all current non-vested outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123R. This had the impact of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7 Series and the legacy products;

•	the mix of revenue from products and services;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially SumTotal 7 Series and related services;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	our ability to control expenses, especially in our services organization, and implement an operating cost structure that aligns with revenue growth;

•	ongoing costs and efforts in connection with compliance with Sarbanes-Oxley Section 404;

•	the timing of revenue and expense recognition;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

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

For our traditional perpetual license business line, the period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. The delay or failure to complete sales in a particular quarter could reduce our revenue for that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of a significant portion of our revenue, and our revenue growth would be harmed. Many of our potential customers are large organizations which generally take more time to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these large organizations may have a significant impact on our revenue. In addition, we must expend and allocate resources prior to completing a sales transaction, with no guarantee that such transaction will result in an actual sale. Furthermore, the lengthening of our sales cycles may create increased difficulties in negotiating such sales on terms favorable to us. This may result in a delay or failure to generate revenue from our sales efforts and may adversely affect our stock price.

Adverse economic conditions, including reduced information technology spending or increased unemployment may adversely impact our business.

Our business depends on the overall demand for talent management and learning management systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that the budgets for technology spending are reduced, demand for our products will also decrease. Furthermore, the market for our products may be disproportionately affected by weakness in general economic conditions or the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their talent management systems a priority. Weak economic conditions, or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced sales.

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

If we do not realize the anticipated benefits associated with the acquisition in a timely manner or at all, our business and financial results may be harmed. For example, if our combined business fails to meet the demands of the marketplace or we fail to build a successful performance management business, customer acceptance of products and services of the newly combined company could decline or customer orders could be cancelled. In addition, we may not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by our management and certain financial or industry analysts. For example, the sale of MindSolve’s products may not contribute to our results to the extent we expect for a number of reasons, including the integration risks described above. In addition, we may incur unexpected costs or delays as we transition our sales effort and customers to our performance management product we acquired from MindSolve. The integration of the MindSolve business may disrupt our business and result in the loss of customers or key employees or the diversion of the attention of management, any of which could have a negative effect upon our business and stock price.

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

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, EBITDA levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of March 31, 2007 was approximately $12.0 million, and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we are able to repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could leave us without the ability to control which assets are sold to satisfy the loan or sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

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

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in June 2006, and SumTotal 7.5 in December 2006, and plan to launch subsequent product releases. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; and Hyderabad, India. If we fail to successfully manage the transition to new product offerings, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on March 31, 2007 was $68.5 million and $19.1 million, respectively.

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

While we believe that we are in compliance with SOP No. 97-2, as amended, the AICPA continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

The FASB issued SFAS No. 123R, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB No. 25. As a result, when we recorded an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006, we had significantly increased stock-compensation charges in the amount of $4.2 million, or $0.16 per share on a basic and diluted basis. For fiscal 2005 and 2004, had we accounted for stock-based compensation plans under SFAS No. 123R using the Black-Scholes option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.61 and $0.32 per share, respectively.

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. FIN No. 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

As a result of the implementation of FIN 48, SumTotal Systems recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a $0.2 million reduction to the January 1, 2007 balance of retained earnings as a $0.1 million increase in deferred tax assets . SumTotal Systems has unrecognized tax benefits of approximately $0.3 million as of January 1, 2007, all of which if recognized would result in a reduction of SumTotal System’s effective tax rate. SumTotal Systems recorded no increase to its unrecognized tax benefits as of March 31, 2007. In accordance with FIN 48, paragraph 19, SumTotal Systems has decided to classify interest and penalties as a component of tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by taxing authorities for all years since inception.

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

As of December 31, 2006, we had federal NOL and research and development (“R&D”) tax credit carry-forwards available to offset future taxable income. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. We also, as of March 31, 2007, are not qualified for the European Union Safe Harbor which regulates the collection of personal data. Failure to comply with the various regulations could subject us to fines, and cause customers to lose confidence in our software products, thereby negatively affecting our revenue and expense

Terrorism and United States military actions may adversely affect our business.

In light of recent terrorist activity, political and military instability, and existing and possible United States military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and compete effectively in the talent and learning management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

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

Item 6. Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	*2007 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 6, 2007)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

May 9, 2007 Date	/s/ NEIL J. LAIRD
Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	*2007 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 6, 2007)

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.