Form 10-Q
period 2007-06-30
SUMTOTAL SYSTEMS INC
filed 2007-08-07
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of July 31, 2007 was 32,757,826 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,964	$10,176
Restricted cash	—	23
Short-term investments, at cost which approximates market	14,366	5,530
Accounts receivable, net of allowance for sales returns and doubtful accounts of $759 and $899, respectively	24,082	28,516
Prepaid expenses and other current assets	4,790	3,891

Total current assets	82,202	48,136
Property and equipment, net	7,597	5,945
Goodwill	68,461	68,461
Intangible assets, net	17,027	21,327
Other assets	1,162	1,194

Total assets	$176,449	$145,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,188	$3,991
Accrued compensation and benefits	6,876	8,554
Other accrued liabilities	3,432	4,612
Restructuring accrual	59	866
Deferred revenue	35,125	29,958
Notes payable	6,155	6,095

Total current liabilities	54,835	54,076

Non-current liabilities:
Other accrued liabilities, non-current	223	246
Deferred revenue, non-current	757	781
Notes payable, non-current	8,041	10,735

Total liabilities	63,856	65,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,643,352 and 26,837,235 shares issued and outstanding	33	27
Additional paid-in capital	391,708	354,800
Accumulated other comprehensive loss	(330)	(332)
Accumulated deficit	(278,818)	(275,270)

Total stockholders’ equity	112,593	79,225

Total liabilities and stockholders’ equity	$176,449	$145,063

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscriptions and support	$15,104	$11,692	$29,572	$22,636
Service	7,979	6,861	16,212	13,944
License	7,143	6,552	13,492	12,826

Total revenue	30,226	25,105	59,276	49,406

Cost of revenue:
Subscriptions and support	5,166	3,575	9,912	7,112
Service	5,636	5,124	11,226	10,299
License	200	163	292	343
Amortization of acquired intangible assets	2,051	2,169	4,301	4,496

Total cost of revenue	13,053	11,031	25,731	22,250

Gross margin	17,173	14,074	33,545	27,156

Operating expenses:
Research and development	5,258	4,039	10,297	8,138
Sales and marketing	8,954	7,622	16,857	14,865
General and administrative	4,414	4,741	9,420	10,552

Total operating expenses	18,626	16,402	36,574	33,555

Loss from operations	(1,453)	(2,328)	(3,029)	(6,399)
Interest expense	(364)	(431)	(743)	(866)
Interest income	379	189	541	352
Other income (expense), net	(34)	256	(43)	180

Loss before provision for income taxes	(1,472)	(2,314)	(3,274)	(6,733)
Provision (benefit) for income taxes	47	(22)	71	(5)

Net loss	$(1,519)	$(2,292)	$(3,345)	$(6,728)

Net loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.27)

Weighted average common shares outstanding, basic and diluted	29,609	24,909	28,224	24,804

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,345)	$(6,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,843	1,288
Amortization of intangible assets	4,301	4,496
Recovery of sales returns and doubtful accounts	(85)	(175)
Accretion of interest on short-term investments	(191)	(39)
Amortization of discount on notes payable	137	119
Stock-based compensation	2,141	2,010
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,561	4,293
Prepaid expenses and other assets	(744)	(210)
Other assets	50	322
Accounts payable	(838)	113
Accrued compensation and benefits	(1,713)	980
Other accrued liabilities	(1,423)	(753)
Restructuring accrual	(807)	(1,432)
Deferred revenue	5,117	1,054

Net cash provided by operating activities	9,004	5,338

Cash flows from investing activities:
Purchases of property and equipment	(3,306)	(2,600)
Purchases of short-term investments	(13,885)	—
Sales/maturities of short-term investments	5,101	—
Release of restricted cash	23	110

Net cash used in investing activities	(12,067)	(2,490)

Cash flows from financing activities:
Net proceeds from the issuance of common stock pursuant to registered direct offering	32,710	—
Repayment of credit facility	(2,187)	(2,186)
Payment on notes payable	(584)	(292)
Net proceeds from the issuance of common stock pursuant to employee benefit plans	2,063	967

Net cash provided by (used in) financing activities	32,002	(1,511)

Effect of foreign exchange rate changes on cash and cash equivalents	(151)	(279)

Net increase in cash and cash equivalents	28,788	1,058
Cash and cash equivalents at beginning of period	10,176	18,356

Cash and cash equivalents at end of period	$38,964	$19,414

Supplemental disclosure of cash flow information
Interest paid	$653	$663

Taxes paid	$1	$9

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. (“SumTotal Systems” or the “Company”) develops, markets, distributes and supports talent and learning management software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 30, 2007, and for the three and six-month periods ending June 30, 2007 and 2006, respectively, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. However, SumTotal Systems believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

There were no significant changes in our accounting policies that occurred during the three and six-month periods ended June 30, 2007 from those policies outlined in our Annual Report of Form 10-K which was filed with the SEC on March 16, 2007 that have materially affected our financial reporting unless specifically outlined in these unaudited notes to the condensed consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in the prior period’s financial statements and related notes have been reclassified to conform to the 2007 presentation. These reclassifications have no material impact on previously reported net loss.

Revenue Classification

SumTotal Systems derives its revenue from three sources: (1) Revenue resulting from the sales of on-demand subscriptions, maintenance and support services, hosting arrangements, and term rental arrangements; (2) revenue resulting from the sales of services performed in connection with consulting agreements and other “service transactions” as defined in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; and (3) revenue resulting from the sales of software licenses and related royalty arrangements.

Revenue from SumTotal Systems’ on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue derived from software products is subject to the guidance and requirements of SOP No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. In the event of a multiple element arrangement, SumTotal Systems evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items.

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

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization, consulting services, or the services are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is shipped, or the access key is provided, to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product, are recognized as revenue as these services are provided. Delivery of on-demand subscriptions, hosting agreements and support agreements is generally considered to occur on a straight-line basis over the life of the contract.

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

Revenue from sales of third-party products, net of royalties to third-party companies, is recorded in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with EITF No. 99-19, SumTotal Systems evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not SumTotal Systems:

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

Company-specific objective evidence is established for hosting and support of standard products based upon the amounts SumTotal Systems charges when support and hosting are sold separately and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive. Company-specific objective evidence is established for consulting and installation services based on the hourly rates SumTotal Systems charges for its employees when they are performing these services separately and provided SumTotal Systems has the ability to accurately estimate the hours required to complete the project based upon experience with similar projects.

Time-based license sales which always include post contract support (“PCS”) and which may or may not include installation services that do not involve significant production, modification, or customization of software and which may or may not include hosting services are recognized in accordance with paragraph 12 of SOP No. 97-2 because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where SumTotal Systems provides hosting for the customer, for the hosting element. As these arrangements are in essence subscriptions, SumTotal Systems recognizes revenue for the entire arrangement fee ratably over the longest performance period of these elements in accordance with the third exception outlined in paragraph 12, beginning at the time the customer has been provided access to the time-based license and can utilize the software, and after all other criteria for revenue recognition have been met. Delivery of the time-based license is considered to occur at the time when the customer has been provided with the necessary logon and access information required to utilize the time-based license, delivery of the PCS and hosting is generally considered to occur on a straight-line basis over the term of the contract, and delivery of the services (if included in the arrangement) that do not involve significant production, modification, or customization of software, is considered to occur as these services are delivered.

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

For arrangements that require significant customization, modification or production of the software, or where software services are otherwise considered essential and separate accounting for the services is not permitted, SumTotal Systems recognizes revenue using contract accounting to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of the contract since SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which it is first determined that a loss is apparent. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized in accordance with SOP No. 81-1 is allocated for classification purposes in the statement of operations between license and service revenues based on an estimate of the fair value of the service portion of the arrangement as indicated by rates that SumTotal Systems separately sells similar services and use of the residual method for the license component.

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

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee. SumTotal Systems evaluates its hosting arrangements based on the criteria outlined in EITF No. 00-03, Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, SumTotal Systems has determined that the vast majority of its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, SumTotal Systems applies the provisions of SAB No. 104 to the arrangement. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

On-Demand Subscriptions

These are subscriptions where the customer has purchased a bundled product that includes the use of a license over a term, hosting, maintenance and support and consulting services, and are all reported as service revenue. Under the terms and conditions of these on-demand sales, SumTotal Systems’ customers can only access services via SumTotal Systems’ hosted environment and they do not have the right of refund once their term has commenced. Therefore, these customers do not have the right to take possession of the software at any time during the hosting period without significant penalty, nor is it feasible for these customers to run the software on their own hardware or contract with another party unrelated to SumTotal Systems to host the software. In accordance with EITF No. 00-03, SOP No. 97-2 only applies to hosting arrangements in which the customer has such options. Arrangements that do not give the customer such options are service contracts and are outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems recognizes revenue for these arrangements in accordance with the guidance provided by SAB No. 104. This revenue is included as a component of service, maintenance and other revenue on the accompanying consolidated statement of operations.

Based on the guidance of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, SumTotal Systems notes that the individual elements contained within each on-demand subscription sale do not have value to the customer on a stand-alone basis and as these specific elements are currently only provided by SumTotal Systems and are not sold separately, SumTotal Systems does not have evidence of the fair value for these elements. Further, as these customers are in fact purchasing an ongoing service activity and not discrete setup activities, the sales of SumTotal Systems’ on-demand subscriptions are considered to be a single unit of accounting in accordance with specific guidance. As these services are performed continuously through the contractual term of the arrangement revenue is recognized ratably over the contractual term as there is no other discernable pattern of service delivery and no other evidence suggesting that the revenue is earned or that the obligations are fulfilled in a different pattern.

Transactions including both Software Products and On-Demand Subscriptions

For multiple element arrangements that contain both software products and on-demand subscriptions, SumTotal Systems evaluates the arrangement, based on EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. In accordance with the provisions of EITF No. 03-05, when the arrangement contains one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF No. 00-21 if the following criteria are met:

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

Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. SumTotal Systems adopted FIN No. 48 effective January 1, 2007.

As a result of the implementation of FIN No. 48, SumTotal Systems recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a $0.2 million reduction to the January 1, 2007 balance of retained earnings and as a $0.1 million increase in deferred tax assets . SumTotal Systems has unrecognized tax benefits of approximately $0.3 million as of January 1, 2007, all of which if recognized would result in a reduction of SumTotal System’s effective tax rate. SumTotal Systems recorded no increase to its unrecognized tax benefits as of June 30, 2007. In accordance with FIN No. 48, paragraph 19, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2006.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. For the three and six-months ended June 30, 2007, 92,500 shares held in escrow for the MindSolve acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. For the three and six-months ended June 30, 2006, 391,665 shares held in escrow for the Pathlore acquisition were not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal

Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same since the inclusion of potential common stock would be antidilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the three and six-months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,519)	$(2,292)	$(3,345)	$(6,728)

Weighted average common shares used to compute basic and diluted net loss per share	29,609	24,909	28,224	24,804

Net loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.27)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three and six-months ended June 30, 2007 and 2006 (in thousands, except weighted average prices):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Options to acquire shares of common stock	749	2,931	749	3,216

Weighted average option price	$15.94	$10.52	$15.94	$10.16

Warrants to acquire shares of common stock	1,424	1,577	1,424	1,577

Weighted average warrant price	$7.54	$7.67	$7.54	$7.67

Comprehensive Loss and Accumulated Other Comprehensive Income

The following table sets forth the components of comprehensive loss for the three and six-months ended June 30, 2007 and 2006 presented below (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,519)	$(2,292)	$(3,345)	$(6,728)
Unrealized loss on investments	(2)	—	(2)	—
Foreign currency translation adjustment	(15)	(365)	4	(382)

Comprehensive loss	$(1,536)	$(2,657)	$(3,343)	$(7,110)

SumTotal Systems’ total comprehensive loss for the three and six-months ended June 30, 2007 and 2006 consisted of net loss, unrealized losses on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation adjustments of $328,000 and $332,000 at June 30, 2007 and December 31, 2006, respectively, and an unrealized loss on investments of $2,000 at June 30, 2007.

Stock-Based Compensation

On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, Share Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123R. SumTotal Systems applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R.

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

The weighted-average fair value calculations for options granted within the period below are based on the following weighted average assumptions:

	Three-Months Ended June 30, 2007	Six-Months Ended June 30, 2007
Risk-free interest rate	4.69%	4.70%

Expected volatility	88.21%	89.16%

Expected life (years)	6.13	6.14

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The weighted-average fair value calculations for SumTotal Systems’ employee stock purchase plan (“ESPP”) within the period below are based on the following weighted average assumptions:

Six-Months Ended June 30, 2007
Risk-free interest rate	5.16%

Expected volatility	51.96%

Expected life (years)	0.49

The following table summarizes stock-based compensation expense related to employee stock options, ESPP and restricted stock units under SFAS No. 123R for the three-months ended June 30, 2007 and 2006, respectively, and were allocated as follows (in thousands):

	Three-Months Ended June 30, 2007	Three-Months Ended June 30, 2006
Subscriptions and support	$60	$53
Service	128	191

Cost of revenue	188	244

Research and development	141	121
Sales and marketing	257	254
General and administrative	503	385

Stock-based compensation expense included in operating expenses	901	760

Total stock-based compensation expense	$1,089	$1,004

The following table summarizes stock-based compensation expense related to employee stock options, ESPP and restricted stock units under SFAS No. 123R for the six-months ended June 30, 2007 and 2006, respectively, and were allocated as follows (in thousands):

	Six-Months Ended June 30, 2007	Six-Months Ended June 30, 2006
Subscriptions and support	$120	$100
Service	265	382

Cost of revenue	385	482

Research and development	279	244
Sales and marketing	532	495
General and administrative	945	789

Stock-based compensation expense included in operating expenses	1,756	1,528

Total stock-based compensation expense	$2,141	$2,010

A summary of option activity under SumTotal Systems’ stock equity plans during the six-months ended June 30, 2007 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	6,300	$6.80	7.12

Granted	1,172	7.34
Exercised	(318)	5.15
Cancelled	(223)	7.85

Outstanding at June 30, 2007	6,931	$6.93	7.27	$12,360

Exercisable at June 30, 2007	4,211	$7.36	6.08	$8,048

A summary of the status of the changes in SumTotal Systems’ restricted stock units during the six-months ended June 30, 2007 is as follows:

Non-vested restricted shares	Number of Shares (in thousands)	Weighted Average Grant – Date Fair Value
Non-vested at December 31, 2006	75	$4.30
Granted	—	—
Vested	(25)	4.30
Cancelled	—	—

Non-vested at June 30, 2007	50	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$1.07 - $ 4.34	1,147	6.27	$3.37	1,043	$3.29
$4.39 - $ 4.65	1,065	7.90	4.50	506	4.51
$4.67 - $ 6.49	1,034	8.21	5.68	472	5.49
$6.50 - $ 7.60	1,475	8.79	6.99	351	7.00
$7.62 - $ 7.62	1,090	5.76	7.62	1,090	7.62
$7.68 - $83.42	1,120	6.30	13.30	749	15.94

$1.07 - $83.42	6,931	7.27	$6.93	4,211	$7.36

The total intrinsic value of options exercised during the three and six-months ended June 30, 2007 was approximately $197,000 and $849,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the six-months ended June 30, 2007 was approximately $141,000. The fair value of options and restricted shares vested was approximately $1,109,000 and $2,005,000 for the three and six-months ended June 30, 2007, respectively. As of June 30, 2007, total unrecognized compensation costs related to non-vested stock options was $11.8 million, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years. The weighted average grant date fair value of options granted in the three and six-months ended June 30, 2007 was $5.57 and $5.63, respectively.

Derivative Instruments

The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. SumTotal Systems currently does not have any financial instruments designated as hedges. SumTotal Systems adjusts its derivative instruments to fair value through current earnings under the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value.

Adoption of Other Accounting Standards

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

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments are being expensed ratably over the contractual performance period. Total future obligations amount to $1,544,000 with scheduled payments of $956,000 and $588,000 in 2007 and 2008, respectively.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(10,003)	$3,309
Customer installed-base relationships	17,094	(6,130)	10,964
Customer hosted relationships	1,014	(666)	348
Customer contract relationships	8,525	(6,119)	2,406
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(23,898)	$17,027

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(8,827)	$4,485
Customer installed-base relationships	17,094	(4,418)	12,676
Customer hosted relationships	1,014	(565)	449
Customer contract relationships	8,525	(5,007)	3,518
Non-compete covenant	980	(781)	199

Total goodwill and intangible assets	$40,925	$(19,598)	$21,327

There was no impairment of goodwill or intangible assets for the three and six-months ended June 30, 2007 and 2006, respectively.

The following represents the expected future amortization of intangible assets as of June 30, 2007 (in thousands):

Remainder of 2007	$4,102
2008	5,840
2009	4,038
2010	1,841
2011	1,080
2012	126

Total expected future amortization of intangible assets	$17,027

Amortization expense related to intangible assets was approximately $2.1 million and $2.2 million in the three-months ended June 30, 2007 and 2006, respectively, and approximately $4.3 million and $4.5 million in the six-months ended June 30, 2007 and 2006, respectively.

NOTE 5: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Litigation settlement	$1,084	$1,054
MindSolve stockholder	696	666
Credit facility	4,375	4,375

Total current portion of notes payable	$6,155	$6,095

The non-current portion of notes payable consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Litigation settlement	$841	$1,375
MindSolve stockholder	637	610
Credit facility	6,563	8,750

Total non-current portion of notes payable	$8,041	$10,735

Credit Facility

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”), principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore (the “Term Loan”) and provided a revolving credit facility to a maximum of $5.0 million, as adjusted, to meet the working capital requirements of the business (the “Revolver”).

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Interbank Offered Rate

(“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 30, 2007, SumTotal Systems’ interest rate under the original credit facility was a LIBOR rate of 5.35% plus 3.5%, resulting in a total interest rate of 8.85%. Under the June 19, 2007 amendment, and effective July 3, 2007, SumTotal Systems has a LIBOR rate of 5.36% plus 2.25%, resulting in a total interest rate of 7.61%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of June 30, 2007, SumTotal Systems had $56.3 million, comprising $51.5 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $10.9 million at June 30, 2007.

In accordance with the terms of the Term Loan, during the three and six-months ended June 30, 2007, SumTotal made total payments of $1.4 million and $2.8 million, respectively, to Wells Fargo Foothill. Of these amounts, $1.1 million and $0.3 million were principal and interest, respectively, for the three-month period ended June 30, 2007 and $2.2 million and $0.6 million were principal and interest, respectively for the six-month period ended June 30, 2007.

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

On June 27, 2007 , SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 2.2 million GBP, equivalent $4.3 million U.S. Dollars (“USD”), for a value date of July 31, 2007, for which a hypothetical 10% appreciation of the United Kingdom (“U.K.”) Pound Sterling (“GBP”) to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the three and six-months ended June 30, 2007, was a cumulative net loss of $33,000 and a cumulative net loss of $44,000, respectively, as compared to a cumulative net gain of $257,000 and to a cumulative net gain of $173,000 in the corresponding prior year periods. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability is included in notes payable on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2007 and totaled $1.9 million, of which $1.1 million and $0.8 million is classified as current and non-current, respectively.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve stockholder. Refer to Note 3, Acquisition, for a further discussion of the MindSolve acquisition.

NOTE 6: RESTRUCTURING

The following table depicts restructuring activity for the six-months ended June 30, 2007 (in thousands):

	Balance at December 31, 2006	Cash Expenditures	Balance at June 30, 2007
Vacated facilities	$714	$(700)	$14
Employee severance	48	(48)	—
Other	113	(63)	50

Total restructuring activity	$875	$(811)	$64

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations. A portion of restructuring liabilities are included in other long-term accrued liabilities.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $658,000 and $668,000 during the three-months ended June 30, 2007 and 2006, respectively, and $1,340,000 and $1,262,000 during the six-months ended June 30, 2007 and 2006, respectively.

Future payments under operating lease obligations at June 30, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$6,488	$1,324	$2,461	$1,261	$503	$251	$688

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,521,000 with scheduled payments of $933,000 and $588,000 in 2007 and 2008, respectively.

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

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted a form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal Systems and the subsequent termination of a Section 16 officer in a manner defined as a Termination Event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal Systems on August 17, 2006.

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

NOTE 8: GUARANTEES, WARRANTIES AND INDEMNIFICATION

In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended June 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$23,540	77.9%	$19,594	78.0%
Other Americas	1,745	5.8%	1,186	4.7%

Total Americas	25,285	83.7%	20,780	82.7%
Europe	3,234	10.7%	2,925	11.7%
Asia/Pacific	1,707	5.6%	1,400	5.6%

Total revenue	$30,226	100.0%	$25,105	100.0%

	Six-Months Ended June 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$47,221	79.7%	$38,578	78.1%
Other Americas	3,017	5.1%	2,150	4.3%

Total Americas	50,238	84.8%	40,728	82.4%
Europe	6,471	10.9%	6,598	13.4%
Asia/Pacific	2,567	4.3%	2,080	4.2%

Total revenue	$59,276	100.0%	$49,406	100.0%

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	June 30, 2007	December 31, 2006
United States	$91,359	$94,344
Europe	378	384
India	2,382	2,063
Asia/Pacific	128	136

Total long-lived assets	$94,247	$96,927

NOTE 10: REGISTERED DIRECT OFFERING

On May 23, 2007, SumTotal Systems sold approximately $35.1 million of common stock in a registered direct offering to accredited investors. SumTotal Systems incurred approximately $2.4 million of transaction fees and expenses associated with the offering. The shares were offered through a prospectus supplement pursuant to SumTotal Systems’ effective $75 million shelf registration statement. The shelf registration statement, which was filed with the SEC and became effective in October 2006, allows SumTotal Systems to offer and sell an aggregate of $75 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. The transaction involved the sale of 5,407,571 shares of SumTotal Systems’ common stock at a purchase price of $6.50 per share. The common shares sold in this transaction, after giving effect for the weighted average period of time outstanding from the date of sale, are included in the computation of the basic and diluted net loss for the three and six-month periods ended June 30, 2007, respectively. As of June 30, 2007, there was approximately $39.9 million in debt and equity securities eligible to be sold through the shelf registration statement. The net proceeds of the transaction will be used for general corporate purposes, to potentially repay or prepay debt and/or investments and acquisitions.

NOTE 11: LEGAL PROCEEDINGS

From time-to-time, SumTotal Systems is involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. SumTotal Systems is not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on its business, operating results and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems’ Annual Report on Form 10-K for the year ended December 31, 2006.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our new product, SumTotal 7 Series; revenue recognition; continued growth in our revenues from our professional service organization; effectiveness of our hedging programs; financial performance including, but not limited to, estimated revenues, operating expenses, gross margins, interest income and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Risk Factors — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Executive Summary

During the three and six-months ended June 30, 2007, we continued to implement our growth strategy. Highlights include:

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

•

Continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our recurring revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance. This has grown from 47% and 46% of our revenue in the three and six-month periods ended June 30, 2006, respectively, to 50% and 50% in corresponding periods in 2007. Typically, these are annual contracts, most of which are renewed at the expiration of their term; and

•

Completed our registered direct offering through a prospectus supplement pursuant to our effective shelf registration statement in which we sold 5,407,571 shares of our common stock at $6.50 per share for aggregate gross proceeds of approximately $35.1 million. The net proceeds of approximately $32.7 million will be used for general corporate purposes and working capital requirements, to potentially repay or prepay our debt, and investments and acquisitions. The capital will strengthen our balance sheet and allow us to continue to grow within our core learning and performance management business and to expand into other areas of talent management.

Total revenue increased from $25.1 million and $49.4 million in three and six-month periods ending June 30, 2006, respectively, to $30.2 million and $59.3 million in corresponding periods in 2007, and our cash flow from operating activities increased from $5.4 million in the first six-months of 2006 to $9.0 million in the corresponding period in 2007. Our net loss decreased from $2.3 million and $6.7 million in the three and six-months ended June 30, 2006, respectively, to $1.5 million and $3.3 million in the corresponding periods in 2007, primarily due to the increase in our subscriptions and support revenue during the three and six-months ended June 30, 2007 as compared to the year ago period. We believe that our recurring revenue will continue to increase as a percentage of our business.

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

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

We have made no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 16, 2007, other than to the income taxes policy discussed below.

As described in Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements, our accounting policy for income taxes was recently modified due to the adoption of FIN No. 48 and is described below.

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

Comparison of Financial Data for the Three and Six-Months Ended June 30, 2007 and 2006

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the three and six-months ended June 30, 2007 and 2006:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscriptions and support	50.0%	46.6%	49.8%	45.8%
Service	26.4	27.3	27.4	28.2
License	23.6	26.1	22.8	26.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscriptions and support	17.1	14.2	16.7	14.4
Service	18.6	20.5	18.9	20.8
License	0.7	0.6	0.5	0.7
Amortization of intangible assets	6.8	8.6	7.3	9.1

Total cost of revenue	43.2	43.9	43.4	45.0

Gross margin	56.8	56.1	56.6	55.0

Operating expenses:
Research and development	17.4	16.1	17.4	16.5
Sales and marketing	29.6	30.4	28.4	30.0
General and administrative	14.6	18.9	15.9	21.4

Total operating expenses	61.6	65.4	61.7	67.9

Loss from operations	(4.8)	(9.3)	(5.1)	(12.9)
Other income (expense), net	—	0.1	(0.4)	(0.7)

Loss before income taxes	(4.8)	(9.2)	(5.5)	(13.6)
Provision (benefit) for income taxes	0.2	(0.1)	0.1	—

Net loss	(5.0)%	(9.1)%	(5.6)%	(13.6)%

Comparison of Financial Data for the Three-Months Ended June 30, 2007 and 2006

Revenue

Revenue for the three-months ended June 30, 2007 and 2006 was as follows (in thousands, except percentages):

	Three-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$15,104	$11,692	3,412	29.2%
Percentage of net revenue	50.0%	46.6%
Services	7,979	6,861	1,118	16.3%
Percentage of net revenue	26.4%	27.3%
License	7,143	6,552	591	9.0%
Percentage of net revenue	23.6%	26.1%

Total revenue	$30,226	$25,105	$5,121	20.4%

In the three-months ended June 30, 2007, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $4.2 million. The acquisition of MindSolve in November 2006 added $0.7 million of revenue. Revenue from our acquired Pathlore customers increased $0.2 million.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the three-months ended June 30, 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Three-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
Hosting subscriptions	$3,757	$2,743	$1,014	37.0%
Term license rental arrangements	1,409	1,014	395	39.0%
On-demand subscriptions	1,216	541	675	124.8%

Total subscriptions	6,382	4,298	2,084	48.5%
Support maintenance	8,722	7,394	1,328	18.0%

Total subscriptions and support revenue	$15,104	$11,692	$3,412	29.2%

Approximately $2.0 million of the increase in subscriptions and support revenue in the three-months ended June 30, 2007 over the comparable period in 2006 was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series product suite and partner products; $0.7 million of the increase was the result of our acquired MindSolve customers and $0.7 million of the increase was primarily the result of our former Pathlore customers renewing contracts at full value versus the acquired discounted fair value.

Changes to the components of subscriptions and support revenue were as follows:

•

The increase in hosting subscriptions revenue was the result of $0.9 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and $0.1 million in increased sales of hosting contracts to our acquired Pathlore customers;

•

The increase in term license rental arrangements revenue was the result of a $0.6 million increase in sales of term license contracts to new and existing customers related to the SumTotal 7 Series; offsetting a $0.2 million decrease in term license contract sales to Pathlore customers;

•	The increase in on-demand subscriptions revenue was primarily the result of $0.6 million from our Total Performance product acquired in November 2006; and

•

The increase in support maintenance revenue was the result of $0.4 million from increased maintenance contract sales to new and existing customers related to the SumTotal 7 Series, $0.8 million from acquired Pathlore customers renewing maintenance contracts at full value versus the deferred revenue that we acquired from Pathlore which was written down on the acquisition date in accordance with acquisition accounting principles and which was recognized in the 2006 period and $0.1 million from acquired Mindsolve customers.

Price changes in subscriptions and support revenue had no material effect on the three-months ended June 30, 2007 over the comparable period in 2006.

Service revenue. The increase in service revenue in the three-months ended June 30, 2007 over the comparable period in 2006 was primarily due to a $1.7 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series, offsetting a decrease of $0.6 million in service revenue from our acquired Pathlore customers due to decreased Pathlore license sales and associated service contracts as our customer-base continued its migration to the SumTotal 7 Series. In the three-months ended June 30, 2006, our Pathlore service revenue was primarily related to the completion of installations of the Pathlore products sold prior to the acquisition in October 2005.

Price changes in service revenue had no material effect on our results for the three-months ended June 30, 2007 over the comparable period in 2006.

License revenue. The increase in license revenue in the three-months ended June 30, 2007 over the comparable period in 2006 was primarily due to a $0.9 million increase in sales of the SumTotal 7 Series, offsetting a decrease of $0.3 million in license revenue from our acquired Pathlore customers as they migrated to the SumTotal 7 Series.

Price changes in license revenue had no material effect on our results for the three-months ended June 30, 2007 over the comparable period in 2006.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
United States	$23,540	$19,594	$3,946	20.1%
Percentage of net revenue	77.9%	78.0%
Other Americas	1,745	1,186	559	47.1%
Percentage of net revenue	5.8%	4.7%

Americas	25,285	20,780	4,505	21.7%
Percentage of net revenue	83.7%	82.7%
Europe	3,234	2,925	309	10.6%
Percentage of net revenue	10.7%	11.7%
Asia/Pacific	1,707	1,400	307	21.9%
Percentage of net revenue	5.6%	5.6%

Total revenue	$30,226	$25,105	$5,121	20.4%

The increase in total revenue for the three-months ended June 30, 2007 over the comparable period in 2006 was primarily due to increased sales of our software products in the Americas. Revenue in Europe and Asia/Pacific increased slightly due to increased sales of our software products throughout Europe and the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended June 30, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in the three-months ended June 30, 2007, nor 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended June 30,		Variance In Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$5,166	$3,575	$1,591	44.5%
Percentage of total revenue	17.1%	14.2%
Service	5,636	5,124	512	10.0%
Percentage of total revenue	18.6%	20.4%
License	200	163	37	22.7%
Percentage of total revenue	0.7%	0.6%
Amortization of intangible assets	2,051	2,169	(118)	(5.4)%
Percentage of total revenue	6.8%	8.6%

Total cost of revenue	$13,053	$11,031	$2,022	18.3%

Cost of subscriptions and support. In the three-months ended June 30, 2007, total cost of subscriptions and support revenue increased $1.6 million, or 45%, to $5.2 million, from $3.6 million in the comparable period in 2006. The increase is attributable to current quarter expenses for an additional 18 employees of the former MindSolve organization at $0.5 million, an increase of $0.5 million for employee related expenses for an additional 11 employees in the U.S. and 12 employees in India, an increase of $0.3 million in equipment costs due to investment in capital to support our growing hosted revenue streams, an increase of $0.1 million in the current quarter due to third party performance management on-demand subscription costs and an increase of $0.2 million in other costs. We expect cost of subscriptions and support to continue to increase in 2007 to support our growing customer base.

Cost of services. In the three-months ended June 30, 2007, total cost of service revenue increased $0.5 million, or 10.0%, to $5.6 million, from $5.1 million in the comparable period in 2006. Expenses related to service personnel increased $0.2 million with the addition of 6 employees in the U.S. and one in Europe. Expenses related to travel increased $0.4 million including travel billable to customers and a worldwide services training forum held in the current year. Other expenses decreased $0.1 million over the prior year. We expect cost of services expenses to continue to increase in 2007 compared to 2006 to support increased revenue expectations.

Cost of license. In the three-months ended June 30, 2007, total cost of license revenue remained at $0.2 million, the same level as reported in the comparable period in 2006. We do not expect the cost to increase significantly during the remainder of 2007.

Amortization of intangible assets. In the three-months ended June 30, 2007, amortization of intangible assets decreased $0.1 million or 5.4% to $2.1 million, from $2.2 million in the comparable period in 2006. The decrease in the current quarter is attributable to final amortization of certain Docent intangibles during the prior year for $0.2 million, and the decrease in the amortization in the current quarter of Pathlore intangibles for $0.2 million based on cash flow projections from the business at acquisition, offset by $0.3 million increase in the current quarter for MindSolve amortization.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-Months Ended June 30,
	2007	2006
Gross margin
Subscriptions and support	$9,938	$8,117
Percentage of subscriptions and support revenue	65.8%	69.4%
Services	2,343	1,737
Percentage of services revenue	29.4%	25.3%
License	6,943	6,389
Percentage of license revenue	97.2%	97.5%
Amortization of intangible assets	(2,051)	(2,169)
Percentage of license revenue	(28.7)%	(33.1)%

Total gross margin	$17,173	$14,074
Percentage of net revenue	56.8%	56.1%

Gross margin for subscriptions and support decreased to 66% in the three-months ended June 30, 2007 from 69% in the comparable period in 2006. The decrease is attributable to the increase in on-demand subscriptions revenue from the Total Performance product acquired in November 2006, which have a lower margin due to our investment in related infrastructure.

Gross margin for services increased to 29% in the three-months ended June 30, 2007 from 25% in the comparable period in 2006. The improved margins are a productivity benefit from our investment in personnel in 2006, including the integration of Pathlore employees, which resulted in lower productivity and margins in the comparable period in 2006.

Gross margin for license, exclusive of amortization of intangible assets, in the three-months ended June 30, 2007, decreased slightly to 97% for the current quarter from 98% in the comparable period in 2006, attributable to increased costs of licensing of e-learning content from third parties. Gross margin for license, inclusive of amortization of intangible assets improved to 69% from 64% due to the 9.0% increase in revenue over the prior year and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative, restructuring charge, provision for litigation settlement and in-process research and development expenses (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$5,258	$4,039	$1,219	30.2%
Percentage of net revenue	17.4%	16.1%
Sales and marketing	8,954	7,622	1,332	17.5%
Percentage of net revenue	29.6%	30.4%
General and administrative	4,414	4,741	(327)	(6.9)%
Percentage of net revenue	14.6%	18.9%

Total operating expenses	$18,626	$16,402	$2,224	13.6%

Percentage of net revenue	61.6%	65.4%

Research and development. The increase in the three-months ended June 30, 2007 research and development expense over the comparable period in 2006 included $0.9 million in additional employee and related costs associated with 77 additional personnel, including hiring related to the acquisition of MindSolve and increased staffing in India. Consulting expense decreased to $0.1 million in the three-months ended June 30, 2007 from $0.2 million in the three-months ended June 30, 2006. Facility and equipment expense associated with additional staff increased in the three-months ended June 30, 2007 to $1.1 million from $0.8 million in the comparable period in 2006. Travel and recruitment associated with increased staff in the three-months ended June 30, 2007 increased by $0.1 million in the comparable period in 2006. We expect research and development expense to increase in 2007 due to continued investments in future versions of the SumTotal 7 Series.

Sales and marketing. Sales and marketing expense as a percentage of net revenue decreased from 30.4% in the three-months ended June 30, 2006 to 29.6% in the three-months ended June 30, 2007. Expense relating to sales and marketing personnel increased $1.1 million, or 22%, to $6.2 million in the three-months ended June 30, 2007 from $5.1 million in the comparable period in 2006, due to increased salary costs from an additional 16 personnel, including nine personnel added as a result of the acquisition of MindSolve, and higher commissions due to the increased revenue level. Marketing programs expense in the three-months ended June 30, 2007 decreased $0.1 million from the comparable period in 2006. Travel expense associated with increased staff in the three-months ended June 30, 2007 increased by $0.1 million from the comparable period in 2006. The remaining increase of $0.2 million was related to staff recruitment expenses and other miscellaneous expenses. We expect sales and marketing expenses to increase in 2007 to support increased revenue expectations.

General and administrative. In the three-months ended June 30, 2007, accounting, legal and consulting fees associated with compliance with Sarbanes-Oxley Section 404 increased $0.1 million or 27%, to $0.2 million from $0.1 million in the three-months ended June 30, 2006. In the three-months ended June 30, 2007, expenses relating to general and administrative personnel decreased $0.2 million from the comparable period in 2006. Stock-based compensation expense in the three-months ended June 30, 2007 increased by $0.1 million from the comparable period in 2006. The remaining decrease of $0.3 million was related to decreases in miscellaneous and other expenses. We expect general and administrative expenses to increase in 2007 to meet the demands of our growing business.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2007	2006
Interest expense	$(364)	$(431)	$67	(15.5)%
Percentage of net revenue	(1.2)%	(1.7)%
Interest income	379	189	190	100.5%
Percentage of net revenue	1.3%	0.8%
Other expense, net	(34)	256	(290)	(113.3)%
Percentage of net revenue	(0.1)%	1.0%

Total non-operating expenses	$(19)	$14	$(33)	(235.7)%

Percentage of net revenue	(0.0)%	0.1%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Other income (expense), net. The increase in other expense in the three-months ended June 30, 2007 was primarily due to net foreign exchange expense. In the third quarter of 2006, we adopted a forward exchange hedging program for the USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Interest income. Interest income increased $0.2 million in the three-months ended June 30, 2007 compared to the comparable period in 2006. We expect interest income to increase in the future, subject to interest rate fluctuations, as we substantially increased our cash position as a result of our registered direct offering in the second quarter.

Comparison of Financial Data for the Six-Months Ended June 30, 2007 and 2006

Revenue

Revenue for the six-months ended June 30, 2007 and 2006 was as follows (in thousands, except percentages):

	Six-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$29,572	$22,636	$6,936	30.6%
Percentage of net revenue	49.8%	45.8%
Services	16,212	13,944	2,268	16.3%
Percentage of net revenue	27.4%	28.2%
License	13,492	12,826	666	5.2%
Percentage of net revenue	22.8%	26.0%

Total revenue	$59,276	$49,406	$9,870	20.0%

In the six-months ended June 30, 2007, we continued our success in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $8.6 million. The acquisition of MindSolve in November 2006 added $1.4 million of revenue. Revenue from our acquired Pathlore customers decreased $0.2 million as our Pathlore customer base continued its migration to the SumTotal 7 Series.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the six-months ended June 30, 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Six-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
Hosting subscriptions	$7,272	$5,432	$1,840	33.9%
Term license rental arrangements	2,347	2,019	328	16.2%
On-demand subscriptions	2,644	745	1,899	254.9%

Total subscriptions	12,263	8,196	4,067	49.6%
Support maintenance	17,309	14,440	2,869	19.9%

Total subscriptions and support revenue	$29,572	$22,636	$6,936	30.6%

Approximately $4.3 million of the increase in subscriptions and support revenue in the six-months ended June 30, 2007 over the comparable period in 2006 was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series product suite and partner products; $1.3 million of the increase was the result of our acquired MindSolve customers and $1.3 million of the increase was primarily the result of our former Pathlore customers renewing contracts at full value versus the acquired discounted fair value.

Changes to the components of subscriptions and support revenue were as follows:

•

The increase in hosting subscriptions revenue was the result of $1.7 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and $0.1 million from increased sales to our acquired Pathlore customers;

•

The increase in term license rental arrangements revenue was the result of a $0.8 million increase in contract sales to new and existing customers related to the SumTotal 7 Series; offsetting a $0.5 million decrease in term license arrangements revenue from the Company’s acquired Pathlore customers;

•

The increase in on-demand subscriptions revenue was the result of $0.7 million from sales of our partner’s performance management product and $1.2 million from our Total Performance product acquired in November 2006; and

•

The increase in support maintenance revenue was the result of $1.1 million from increased maintenance contract sales to new and existing customers related to the SumTotal 7 Series, $1.7 million from acquired Pathlore customers renewing maintenance contracts at full value versus the deferred revenue that we acquired from Pathlore which was written down on the acquisition date in accordance with acquisition accounting principles and which was recognized in the 2006 period and $0.1 million from acquired Mindsolve customers.

Price changes in subscriptions and support revenue had no material effect on the six-months ended June 30, 2007 over the comparable period in 2006.

Service revenue. The increase in service revenue in the six-months ended June 30, 2007 over the comparable period in 2006 was primarily due to a $3.6 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series, offsetting a decrease of $1.4 million in service revenue from our acquired Pathlore customers due to decreased Pathlore license sales and associated service contracts as our customer-base continued its migration to the SumTotal 7 Series. In the six-months ended June 30, 2006, our Pathlore service revenue was primarily related to the completion of installations of the Pathlore products sold prior to the acquisition in October 2005.

Price changes in service revenue had no material effect on our results for the six-months ended June 30, 2007 over the comparable period in 2006.

License revenue. The increase in license revenue in the six-months ended June 30, 2007 over the comparable period in 2006 was primarily due to a $1.8 million increase in sales of the SumTotal 7 Series, offsetting a decrease of $1.1 million in license revenue from our acquired Pathlore customers as they migrated to the SumTotal 7 Series.

Price changes in license revenue had no material effect on our results for the six-months ended June 30, 2007 over the comparable period in 2006.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Six-Months Ended June 30,		Change in Dollars	Change in Percent
	2007	2006
United States	$47,221	$38,578	$8,643	22.4%
Percentage of net revenue	79.7%	78.1%
Other Americas	3,017	2,150	867	40.3%
Percentage of net revenue	5.1%	4.3%

Americas	50,238	40,728	9,510	23.4%
Percentage of net revenue	84.8%	82.4%
Europe	6,471	6,598	(127)	(1.9)%
Percentage of net revenue	10.9%	13.4%
Asia/Pacific	2,567	2,080	487	23.4%
Percentage of net revenue	4.3%	4.2%

Total revenue	$59,276	$49,406	$9,870	20.0%

The increase in total revenue for the six-months ended June 30, 2007 over the comparable period in 2006 was primarily due to increased sales of our software products in the Americas. Revenue in Europe decreased due to unusually high turnover in our sales organization and a change in sales management. Revenue in Asia/Pacific increased primarily due to increased sales of our software products throughout the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the six-months ended June 30, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in the six-months ended June 30, 2007, nor 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Six-Months Ended June 30,		Variance In Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$9,912	$7,112	$2,800	39.4%
Percentage of total revenue	16.7%	14.4%
Service	11,226	10,299	927	9.0%
Percentage of total revenue	18.9%	20.8%
License	292	343	(51)	(14.9)%
Percentage of total revenue	0.5%	0.7%
Amortization of intangible assets	4,301	4,496	(195)	(4.3)%
Percentage of total revenue	7.3%	9.1%

Total cost of revenue	$25,731	$22,250	$3,481	15.6%

Cost of subscriptions and support. In the six-months ended June 30, 2007, total cost of subscriptions and support revenue increased $2.8 million, or 39%, to $9.9 million, from $7.1 million in the comparable period in 2006. The increase is attributable to current quarter expenses for an additional 16 employees of the former MindSolve organization at $0.9 million, an increase of $0.9 million for employee related expenses for an additional an additional 10 employees in the U.S. and 11 employees in India, an increase of $0.3 million in the first half due to third party performance management on-demand subscription costs, an increase of $0.5 million in equipment costs due to investment in capital to support our growing hosted revenue streams and an increase of $0.2 million in other costs. We expect cost of subscriptions and support to continue to increase in 2007 to support our growing customer base.

Cost of services. In the six-months ended June 30, 2007, total cost of service revenue increased $0.9 million, or 9.0%, to $11.2 million, from $10.3 million in the comparable period in 2006. Expenses related to service personnel increased $0.3 with the addition of 5 employees in the U.S. Expenses related to travel increased $0.3 million including travel billable to customers and a worldwide services training forum held in the current year. Other expenses increased $0.3 million over the same period in 2006. We expect cost of services expenses to continue to increase to support increased revenue expectations.

Cost of license. In the six-months ended June 30, 2007, total cost of license revenue remained at $0.3 million, the same level as reported in the comparable period in 2006. We do not expect the cost to increase significantly during the remainder of 2007.

Amortization of intangible assets. In the six-months ended June 30, 2007, amortization of intangible assets decreased $0.2 million, or 4.3%, to $4.3 million, from $4.5 million in the comparable period in 2006. The decrease in the current quarter is attributable to final amortization of certain Docent intangibles during the prior year quarter for $0.4 million, and the decrease in the amortization in the current quarter of Pathlore intangibles for $0.4 million based on cash flow projections from the business at acquisition, offset by $0.6 million increase in the current quarter for MindSolve amortization.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Six-Months Ended June 30,
	2007	2006
Gross margin:
Subscriptions and support	$19,660	$15,524
Percentage of subscriptions and support revenue	66.5%	68.6%
Services	4,986	3,645
Percentage of services revenue	30.8%	26.1%
License	13,200	12,483
Percentage of license revenue	97.8%	97.3%
Amortization of intangible assets	(4,301)	(4,496)
Percentage of license revenue	(31.9)%	(35.1)%

Total gross margin	$33,545	$27,156
Percentage of net revenue	56.6%	55.0%

Gross margin for subscriptions and support decreased to 67% in the six-months ended June 30, 2007 from 69% in the comparable period in 2006. The decrease is attributable to the increase in on-demand subscriptions revenue from our partner’s performance management product which carry a lower margin and from the Total Performance product acquired in November 2006, which have a lower margin due to our investment in the related infrastructure.

Gross margin for services increased to 31% in the six-months ended June 30, 2007 from 26% in the comparable period in 2006 as a result of improved productivity from our professional services group. The improved margins are a productivity benefit from our investment in personnel in 2006, including the integration of Pathlore employees which resulted in lower productivity and margins in the comparable period in 2006.

Gross margin for license, exclusive of amortization of intangible assets, in the six-months ended June 30, 2007, improved slightly to 98% for the current quarter from 97% in the comparable period in 2006, attributable to the 5% increase in revenue over the prior period. Gross margin for license, inclusive of amortization of intangible assets improved to 66% from 62% due to the increase in revenue over the prior year and the decrease in amortization of intangible assets as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative, restructuring charge, provision for litigation settlement and in-process research and development expenses (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$10,297	$8,138	$2,159	26.5%
Percentage of net revenue	17.4%	16.5%
Sales and marketing	16,857	14,865	1,992	13.4%
Percentage of net revenue	28.4%	30.0%
General and administrative	9,420	10,552	(1,132)	(10.7)%
Percentage of net revenue	15.9%	21.4%

Total operating expenses	$36,574	$33,555	$3,019	9.0%
Percentage of net revenue	61.7%	67.9%

Research and development. The increase in the six-months ended June 30, 2007 research and development expense compared to the six-months ended June 30, 2006 included $1.9 million in additional employee and related costs associated with 71 additional personnel, including hiring related to the acquisition of MindSolve and increased staffing in India. Consulting expense decreased to $0.2 million in the six-months ended June 30, 2007 from $0.7 million in the comparable period in 2006. Facility and equipment expense increased in the six-months ended June 30, 2007 to $2.2 million from $1.5 million in the comparable period in 2006. Travel and recruitment associated with increased staff in the six-months ended June 30, 2007 increased by $0.1 million from the comparable period in 2006. We expect research and development expense to increase in 2007 due to continued investments in future versions of the SumTotal 7 Series.

Sales and marketing. Sales and marketing expense as a percentage of net revenue decreased from 30.0% in the six-months ended June 30, 2006 to 28.4% in the six-months ended June 30, 2007. Expense relating to sales and marketing personnel increased $1.7 million, or 18%, to $11.4 million in the six-months ended June 30, 2007 from $9.7 million in the comparable period in 2006, due to increased salary costs from an additional 14 personnel, including nine personnel added as a result of the acquisition of MindSolve, and higher commissions due to higher revenue levels. Marketing programs expense in the six-months ended June 30, 2007 decreased $0.1 million from the comparable period in 2006. Travel expense associated with increased staff in the six-months ended June 30, 2007 increased by $0.2 million from the comparable period in 2006. The remaining increase of $0.2 million was related to staff recruitment expenses and other miscellaneous expenses. We expect sales and marketing expenses to increase in 2007 to support increased revenue expectations.

General and administrative. In the six-months ended June 30, 2007, accounting, legal and consulting fees associated with compliance with Sarbanes-Oxley Section 404 decreased $0.5 million or 56%, to $0.4 million from $0.9 million in the comparable period in 2006. Expenses relating to general and administrative personnel decreased $0.2 million in the six-months ended June 30, 2007 from the comparable period in 2006. Stock-based compensation expense in the six-months ended June 30, 2007 increased by $0.2 million from the comparable period in 2006. The remaining decrease of $0.6 million was related to decreases in miscellaneous and other expenses. We expect general and administrative expenses to increase in 2007 to meet the demands of our growing business.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2007	2006
Interest expense	$(743)	$(866)	$123	(14.2)%
Percentage of net revenue	(1.2)%	(1.8)%
Interest income	541	352	189	53.7%
Percentage of net revenue	0.9%	0.7%
Other expense, net	(43)	180	(223)	(123.9)%
Percentage of net revenue	(0.1)%	0.4%

Total non-operating expenses	$(245)	$(334)	$89	(26.6)%
Percentage of net revenue	(0.4)%	(0.7)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Other income (expense), net. The increase in other expense in the six-months ended June 30, 2007 was primarily due to net foreign exchange expense. In third quarter of 2006, we adopted a forward exchange hedging program for the USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Interest income. Interest income increased $0.2 million in the six-months ended June 30, 2007 compared to the comparable period in 2006. We expect interest income to increase in the future, subject to interest rate fluctuations, as we substantially increased our cash position as a result of our secondary offering in the second quarter.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were $39.0 million of cash and cash equivalents and $14.4 million of short-term investments and a revolving credit facility with Wells Fargo Foothill to a maximum of $5.0 million to meet the working capital requirements of the business.

In July 2006, under our Revolver with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at June 30, 2007.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with greater working capital and will be used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of June 30, 2007, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

We believe that our available cash resources, combined with cash flows generated from operations, will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next year. We have borrowing capacity available to us in the form of our credit facility with Wells Fargo Foothill that expires in 2009. We may also consider raising additional capital in the public markets as a means to meet our capital needs and to invest in our business. Our future liquidity and capital requirements will depend on numerous factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us, or at all.

Net cash provided by operating activities was $9.0 million during the six-months ended June 30, 2007. The cash provided during the period was primarily related to collections of our trade receivables from our increased revenue in the fourth quarter of 2006 and reflected a net decrease in accounts receivable of $4.6 million, offset by decreases in accrued compensation and benefits of $1.7 million, other accrued liabilities of $1.4 million and restructuring accrual of $0.8 million, and included adjustments to net loss for non-cash items which included intangible assets amortization of $4.3 million, stock-based compensation of $2.1 million and depreciation and amortization of $1.8 million.

Net cash used by investing activities was $12.1 million during the six-months ended June 30, 2007. Purchases of property and equipment in the six-months ended June 30, 2007 totaled $3.3 million and were primarily associated with increased staffing levels in our U.S. and India offices and additional leasehold improvements for expanding our facility in Hyderabad, India, and increased investment in our hosting equipment infrastructure. Short-term investments have increased primarily as a result of proceeds from the offering described above. As of June 30, 2007, short-term investments had a carrying value of $14.4 million.

Net cash provided by financing activities was $32.0 million in the six-months ended June 30, 2007, and consisted of net proceeds from the offering described above of $32.7 million and $2.1 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options, offset by repayments of indebtedness under the Wells Fargo Foothill credit facility of $2.2 million and payments of $0.6 million under notes payable for Litigation Settlement.

Commitments

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. For terms and details of the credit facility, including the requirement that we maintain certain restrictive covenants, refer to Note 5, Borrowings, in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $658,000 and $668,000 during the three-months ended June 30, 2007 and 2006, respectively, and $1,340,000 and $1,262,000 during the six-months ended June 30, 2007 and 2006, respectively.

Future payments under operating lease obligations at June 30, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$6,488	$1,324	$2,461	$1,261	$503	$251	$688

In connection with the MindSolve acquisition in November 2006, we have two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, we have change of control payments to be made to certain employees of MindSolve who are now our employees. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,521,000 with scheduled payments of $933,000 and $588,000 in 2007 and 2008, respectively.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses were anticipated to be paid in two equal amounts in 2006 and 2007 except for a former officer of SumTotal Systems whose retention bonus was all paid in January 2007. Assuming the remaining affected officers are still employed by SumTotal Systems thru 2007, the future payments of $843,000 will be paid in the fourth quarter of 2007. These retention bonuses are being expensed ratably over the performance period.

We have entered into various arrangements with hosting services vendors with original periods expiring through 2007 totaling $714,000.

Contingencies

On August 16, 2006, our Compensation Committee approved and adopted a form of Amended and Restated Change of Control Agreement for each of our Section 16 officers. In the event of a change of control of SumTotal Systems and the subsequent termination of a Section 16 officer in a manner defined as a Termination Event, we will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by us on August 17, 2006.

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

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and believe stock options provide our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may exceed the exercise price of options held by some of our employees and the effectiveness of our stock option program may be adversely impacted. For example, at December 31, 2006 and June 30, 2007, 44% and 15%, respectively, of our outstanding stock options had exercise prices in excess of the current market price of our common stock.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market rate risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elected to be charged at the LIBOR rate plus 3.5%. On June 19, 2007, we entered into an amendment of our credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on EBITDA. As of June 30, 2007, our interest rate under the original credit facility was a LIBOR rate of 5.35% plus 3.5%, resulting in a total interest rate of 8.85%. Under the June 19, 2007 amendment, and effective July 3, 2007, we have a LIBOR rate of 5.36% plus 2.25%, resulting in a total interest rate of 7.61%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by our assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

Foreign currency exchange risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three and six-months ended June 30, 2007, international revenue from our foreign subsidiaries accounted for approximately 22% and 20% of total revenue, which is relatively unchanged from 22% and 22% in the comparable periods in 2006, respectively. For the years ended December 31, 2006, 2005, and 2004, these sales amounted to 16%, 25%, and 29%, respectively. All foreign subsidiaries use the local currency as their functional currency.

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

On June 27, 2007, we entered into a forward contract in which we sold approximately 2.2 million GBP, equivalent $4.3 million USD, for a value date of July 31, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the three and six-months ended June 30, 2007, was a loss of $33,000 and a loss of $44,000, respectively, as compared to a gain of $257,000 and a gain of $173,000 in the corresponding prior year periods. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on its future operating results.

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

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within SumTotal Systems have been detected. These inherent limitations include the reality that judgments in decision-making can be incorrect, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Factors That May Affect Future Results of Operations

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks and uncertainties may not be the only ones facing us. Furthermore, new risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statement.

We have a history of losses, we expect future losses on a GAAP basis, and we may not achieve GAAP profitability on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our talent and learning management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, services, on-demand subscriptions and hosting. We have not been GAAP profitable and we may not achieve GAAP profitability. If we fail to continue to generate adequate revenue from the SumTotal 7 Series and related services, we will continue to incur losses.

Furthermore, we are in the process of shifting our emphasis to a recurring revenue model by offering our products to an on-demand subscription and service model. We anticipate that our future financial performance and revenue growth will depend upon the acceptance and growth of our on-demand solution. As a result, we are in the process of transitioning to support on-demand subscription and service solutions, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to predict. As we shift our focus to offering our products on-demand, we will likely incur a reduction in our traditional software license revenues, which may not be offset by our on-demand revenues. This transition may require more time and resources than we currently anticipate, which would adversely impact our financial results.

In addition, in the future, we expect to continue to incur additional non-cash expenses relating to purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we were required to record as an expense, charges related to all current non-vested outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123R. This had the impact of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

Our operating results may fluctuate significantly from quarter to quarter and year to year and are difficult to predict, which could negatively affect the value of your investment.

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7 Series and the legacy products;

•	the mix of revenue from products and services;

•	our transition to offering our products as on-demand subscriptions and a recurring revenue model;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially SumTotal 7 Series and related services;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	our ability to control expenses, especially in our services organization, and implement an operating cost structure that aligns with revenue growth;

•	ongoing costs and efforts in connection with compliance with Sarbanes-Oxley Section 404;

•	the timing of revenue and expense recognition;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

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

Nevertheless, we may not realize all of the anticipated benefits associated with the acquisition in a timely manner or at all. For example, while we have integrated Mindsolve’s performance management solutions into our own services and products, this combined offering has not achieved the growth or market acceptance we had initially anticipated. If we are unable to generate greater growth and acceptance of the performance management offering, our business and financial results may be harmed.

Furthermore, the sale of MindSolve’s products may not contribute to our results to the extent we expect for a number of reasons, including the integration risks described above. In addition, we may incur unexpected costs or delays as we transition our sales effort and customers to our performance management product we acquired from MindSolve. The integration of the MindSolve business may disrupt our business and result in the loss of customers or key employees or the diversion of the attention of management, any of which could have a negative effect upon our business and stock price.

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

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in June 2006, SumTotal 7.5 in December 2006, and SumTotal 7.6 in June 2007, and plan to launch subsequent product releases. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; and Hyderabad, India. If we fail to successfully manage the transition to new product offerings, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Our lack of product diversification, and our reliance on the SumTotal 7 Series, means that any decline in price or demand for our products and services would seriously harm our business.

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

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property which could diminish the value of our products and services or deter customers from purchasing our products regardless of whether these claims are successful.

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

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, EBITDA levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of June 30, 2007 was approximately $10.9 million, and, if we were unable to repay such amounts, could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could significantly reduce our cash position or, if we are unable to repay the loan, leave us without the ability to control which assets are sold to satisfy the loan or sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Even though we recently closed on a registered direct offering of our common stock, raising over $32 million after fees and expenses, if our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we believe we will be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

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

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions. Each of our key third party networks and systems component providers, Internet service providers and telecommunications companies partners have experienced significant outages in the past and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us or sue us for breach of contract, which would result in decreased revenue and a possible decline in the price of our common stock.

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

Certain of our competitors have greater resources to develop or acquire the products and technologies necessary to compete against us.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on June 30, 2007 was $68.5 million and $17.0 million, respectively.

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations.

Our success depends to a significant degree on the performance of the senior management team and other key employees. While certain of our Section 16 officers were granted two-year retention agreements in October 2005, at approximately the time our former chief executive officer resigned, there is no guarantee that such officers will remain employed with us either through the duration of the retention agreements or upon their expiration in October 2007. The loss of any of these individuals, or other employees, could harm our business. We do not have employment agreements other than offer letters with our Section 16 officers or with any other key employee, and we do not maintain key person life insurance for any Section 16 officer or key employee.

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

We were not able to comply with the requirements of Sarbanes-Oxley Section 404 for fiscal 2004 on a timely basis and had to delay filing our Annual Report on Form 10-K until August 1, 2005. We had numerous material weaknesses and developed and implemented extensive remediation plans in fiscal 2005 and 2006. Although we remediated our material weaknesses in 2006, there is no assurance that future changes in our control procedures will not create other material weaknesses or that other material weaknesses will not be discovered in the future. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

If we are unable to effectively remediate any future material weaknesses identified by us or our independent registered public accounting firm, we will be unable to assert that internal control is effective. If internal controls and procedures are determined to be inadequate and ineffective, this may result in a loss of shareholder confidence and adversely impact our stock price.

Recently enacted and proposed changes in securities laws and regulations have increased, and are likely to continue to increase, our expenses.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing standards of the NASDAQ Global Market, have increased, and will continue to increase, our expenses as we devote resources to respond to the requirements. While we are endeavoring to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

Our operating expenses may be negatively affected by the impairment of goodwill and the impairment and amortization of intangible assets.

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of goodwill is measured by a comparison of the carrying amount of a reporting unit, which is a component representing a segment or one level below a segment, to the estimated undiscounted future cash flows expected to be generated by the reporting unit. If the carrying amount of a reporting unit, after any adjustments required for other long-lived assets, exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. While in May 2007, we became certified under the European Union Safe Harbor which regulates the collection of personal data, failure to comply with these various regulations could subject us to fines, and cause customers to lose confidence in our software products, thereby negatively affecting our revenue and expense.

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

The Annual Meeting of Stockholders of SumTotal Systems, Inc. was held on Friday, June 8, 2007, at the Company’s Corporate Headquarters in Mountain View, California. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect two (2) Class III Directors to hold office until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified or until such Directors’ death, resignation or removal. Voting results were as follows:

	Votes For	Votes Withheld
Sally Narodick	24,473,861	260,822
Kevin Oakes	24,469,046	265,637

Stephen Thomas, a Class III Director, did not stand for re-election; therefore, Mr. Thomas was no longer a member of the Company’s Board of Directors following the 2007 Annual Shareholder Meeting.

The Company’s Class I Directors continuing in office until the 2008 Annual Meeting are Jack Acosta and Vijay Vashee. The Class II Directors continuing in office until the 2009 Annual Meeting are John Coné, Donald Fowler and Ali Kutay.

2. To ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007. Voting results were as follows:

	Votes For	Votes Against	Votes Abstained
To ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.	24,510,381	190,943	33,359

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	Form of Securities Purchase Agreement, dated as of May 18, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 21, 2007)

10.2	Fourth Amendment to the Credit Agreement dated June 19, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 6, 2007	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	Form of Securities Purchase Agreement, dated as of May 18, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 21, 2007)

10.2	Fourth Amendment to the Credit Agreement dated June 19, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.