Form 10-Q
period 2007-09-30
SUMTOTAL SYSTEMS INC
filed 2007-11-08
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of October 31, 2007 was 32,409,799 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended

September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except for share and per-share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$29,471	$10,176
Restricted cash	—	23
Short-term investments, at cost which approximates market	22,282	5,530
Accounts receivable, net of allowance for sales returns and doubtful accounts of $686 and $899, respectively	22,830	28,516
Prepaid expenses and other current assets	5,438	3,891

Total current assets	80,021	48,136
Property and equipment, net	7,604	5,945
Goodwill	68,461	68,461
Intangible assets, net	14,975	21,327
Other assets	1,119	1,194

Total assets	$172,180	$145,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,544	$3,991
Accrued compensation and benefits	7,217	8,554
Other accrued liabilities	3,842	4,612
Restructuring accrual	28	866
Deferred revenue	34,138	29,958
Notes payable	6,187	6,095

Total current liabilities	53,956	54,076

Non-current liabilities:
Other accrued liabilities	210	246
Deferred revenue	779	781
Notes payable	6,686	10,735

Total liabilities	61,631	65,838

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,385,456 and 26,837,235 shares issued and outstanding	33	27
Additional paid-in capital	393,796	354,800
Treasury stock: 383,300 shares at September 30, 2007, at cost	(2,141)	—
Accumulated other comprehensive loss	(325)	(332)
Accumulated deficit	(280,814)	(275,270)

Total stockholders’ equity	110,549	79,225

Total liabilities and stockholders’ equity	$172,180	$145,063

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscriptions and support	$15,669	$12,222	$45,241	$34,858
Service	8,338	8,241	24,550	22,185
License	5,310	6,491	18,802	19,317

Total revenue	29,317	26,954	88,593	76,360

Cost of revenue:
Subscriptions and support	5,383	3,822	15,295	10,934
Service	4,986	6,027	16,212	16,326
License	125	289	417	632
Amortization of acquired intangible assets	2,051	2,090	6,352	6,586

Total cost of revenue	12,545	12,228	38,276	34,478

Gross margin	16,772	14,726	50,317	41,882

Operating expenses:
Research and development	5,400	4,572	15,697	12,711
Sales and marketing	8,700	7,895	25,557	22,760
General and administrative	4,915	4,571	14,335	15,123
Restructuring charge	—	68	—	68

Total operating expenses	19,015	17,106	55,589	50,662

Loss from operations	(2,243)	(2,380)	(5,272)	(8,780)
Interest expense	(304)	(429)	(1,047)	(1,295)
Interest income	683	180	1,224	532
Other, net	(13)	(49)	(56)	131

Loss before provision for income taxes	(1,877)	(2,678)	(5,151)	(9,412)
Provision for income taxes	119	12	190	7

Net loss	$(1,996)	$(2,690)	$(5,341)	$(9,419)

Net loss per share, basic and diluted	$(0.06)	$(0.11)	$(0.18)	$(0.38)

Weighted average common shares outstanding, basic and diluted	32,473	25,131	29,781	24,914

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,341)	$(9,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,930	2,159
Amortization of intangible assets	6,352	6,586
Recovery of allowances for sales returns and doubtful accounts	(64)	(175)
Accretion of interest income on short-term investments	(165)	(30)
Amortization of discount on notes payable	200	171
Stock-based compensation	3,423	3,128
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,983	2,571
Prepaid expenses and other assets	(1,579)	80
Other assets	107	404
Accounts payable	(1,479)	845
Accrued compensation and benefits	(1,392)	980
Other accrued liabilities	(1,051)	201
Restructuring accrual	(838)	(1,612)
Deferred revenue	4,036	(1,684)

Net cash provided by operating activities	11,122	4,205

Cash flows from investing activities:
Purchases of property and equipment	(4,366)	(3,276)
Purchases of short-term investments	(27,603)	(4,502)
Sales and maturities of short-term investments	11,075	1,014
Release of restricted cash	23	110

Net cash used in investing activities	(20,871)	(6,654)

Cash flows from financing activities:
Net proceeds from the issuance of common stock pursuant to registered direct offering	32,710	—
Repayment of credit facility	(3,281)	(3,281)
Payment on notes payable	(876)	(1,085)
Purchases of treasury stock	(2,141)	—
Net proceeds from the issuance of common stock pursuant to employee benefit plans	2,869	2,338

Net cash provided by (used in) financing activities	29,281	(2,028)

Effect of foreign exchange rate changes on cash and cash equivalents	(237)	(430)

Net increase (decrease) in cash and cash equivalents	19,295	(4,907)
Cash and cash equivalents at beginning of period	10,176	18,356

Cash and cash equivalents at end of period	$29,471	$13,449

Supplemental disclosure of cash flow information
Interest paid	$935	$990

Taxes paid	$45	$9

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. (“SumTotal Systems”) develops markets, distributes and supports learning management and performance management software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2007, and for the three and nine-months periods ended September 30, 2007 and 2006, respectively, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. There were no significant changes in the accounting policies that occurred during the three and nine-month periods ended September 30, 2007 from those policies outlined in the Annual Report of Form 10-K which was filed with the SEC on March 16, 2007 that have materially affected the financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

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

Revenue Classification

SumTotal Systems derives its revenue from three sources: (1) the sales of on-demand subscriptions, maintenance and support services, hosting arrangements, and term license rental arrangements; (2) the sales of services performed in connection with consulting agreements and other “service transactions” as defined in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; and (3) the sales of software licenses and related royalty arrangements.

Revenue Recognition

Revenue from SumTotal Systems’ on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue derived from software products is subject to the guidance and requirements of SOP No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. In the event of a multiple element arrangement, SumTotal Systems evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items.

For all sales, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectability is reasonably assured.

SumTotal Systems typically uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. In addition, sales through its significant resellers are evidenced by a master agreement governing the relationship.

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

SumTotal Systems uses shipping documents, proof of electronic transmittal, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization, consulting services, or the services are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is shipped, or the access key is provided, to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenue as these services are provided. Delivery of on-demand subscriptions, hosting agreements and support agreements is generally considered to occur and revenue recognized on a straight-line basis over the life of the contract.

Allowances provided for estimated returns and discounts are recorded when the revenue is initially recognized and such allowances are adjusted periodically to reflect actual and anticipated experience.

Distributors, resellers and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these distributors and systems integrators have terms which are generally consistent with the standard terms and conditions for the sale of SumTotal Systems’ software to end users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to distributors, resellers and systems integrators is generally recognized on delivery or sell-in and after the end user has been identified.

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

Time-based license sales which always include post-contract support (“PCS”), may or may not include installation services that do not involve significant production, modification, or customization of software and may or may not include hosting services. These time-based license sales are recognized in accordance with paragraph 12 of SOP No. 97-2 because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where SumTotal Systems provides hosting for the customer, for the hosting element. As these arrangements are in essence subscriptions, SumTotal Systems recognizes revenue for the entire arrangement fee ratably over the longest performance period of these elements beginning at the time the customer has been provided access to the time-based license and can utilize the software, and after all other criteria for revenue recognition have been met. Delivery of the time-based license is considered to occur at the time when the customer has been provided with the necessary logon and access information required to utilize the time-based license, delivery of the PCS and hosting is generally considered to occur on a straight-line basis over the term of the contract, and delivery of the services (if included in the arrangement) that do not involve significant production, modification, or customization of software, is considered to occur as these services are delivered.

Many of SumTotal Systems’ software contracts include consulting implementation services. Consulting revenue from certain of these contracts is generally accounted for separately from the perpetual license revenue because the consulting arrangements qualify as “service transactions” as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of the same services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

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

For arrangements that require significant customization, modification or production of the software, or where software services are otherwise considered essential and separate accounting for the services is not permitted, SumTotal Systems recognizes revenue using contract accounting for both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, typically on a percentage-of-completion basis as evidenced by labor hours incurred to estimated total labor hours. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of the contract since SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which it is first determined that a loss is apparent. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized in accordance with SOP No. 81-1 is allocated for classification purposes in the statement of operations between license and service revenues based on an estimate of the fair value of the service portion of the arrangement as indicated by rates that SumTotal Systems separately sells similar services and use of the residual method for the license component.

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

Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the contract. Customers with perpetual or time-based licenses may also outsource to SumTotal Systems the hosting of their system on a SumTotal Systems’ server or a third party’s server for a monthly fee and an initial set-up fee. Based on the criteria outlined in EITF No. 00-03, Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, SumTotal Systems has determined that the vast majority of its hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, SumTotal Systems applies the provisions of SAB No. 104 to the arrangement. The costs of these services are recognized as incurred and included as a component in costs of services revenue.

On-Demand Subscriptions

These are subscriptions where the customer has purchased a bundled product that includes the use of a license over a term, hosting, maintenance and support and consulting services, and are all reported as service revenue. Under the terms and conditions of these on-demand sales, SumTotal Systems’ customers can only access services via SumTotal Systems’ hosted environment and they do not have the right of refund once their term has commenced. Therefore, these customers do not have the right to take possession of the software at any time during the hosting period without significant penalty, nor is it feasible for these customers to run the software on their own hardware or contract with another party unrelated to SumTotal Systems to host the software. In accordance with EITF No. 00-03,rrangements that do not give the customer such options are service contracts and are outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems recognizes revenue for these arrangements in accordance with the guidance provided by SAB No. 104. This revenue is included as a component of service, maintenance and other revenue on the accompanying consolidated statement of operations.

Based on the guidance of EITF No. 00-21, SumTotal Systems notes that the individual elements contained within each on-demand subscription sale do not have value to the customer on a stand-alone basis. As these specific elements are currently only provided by SumTotal Systems and are not sold separately, SumTotal Systems does not have evidence of the fair value for these elements. Further, as these customers are in fact purchasing an ongoing service activity and not discrete setup activities, the sales of SumTotal Systems’ on-demand subscriptions are considered to be a single unit of accounting in accordance with specific guidance. As these services are performed continuously through the contractual term of the arrangement revenue is recognized ratably over the contractual term as there is no other discernable pattern of service delivery and no other evidence suggesting that the revenue is earned or that the obligations are fulfilled in a different pattern.

Transactions including both Software Products and On-Demand Subscriptions

For multiple element arrangements that contain both software products and on-demand subscriptions, SumTotal Systems evaluates the arrangement based on EITF No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. In accordance with the provisions of EITF No. 03-05, when the arrangement contains one or more deliverables for which the functionality is not dependent on the software, the arrangement fee is allocated between the “non-software” and software deliverables in accordance with EITF No. 00-21 if the following criteria are met:

•	the delivered item has stand alone value;

•	there is objective and reliable evidence of the fair value of the undelivered elements as demonstrated by vendor-specific objective evidence or third party evidence; and

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

Deferred Revenue

Deferred revenue represents advanced payments for software licenses, services, maintenance and support, subscription services and hosting arrangements in advance of the time SumTotal Systems recognizes revenue. These deferred amounts are expected to be recognized as revenue based on the revenue policy outlined above.

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

As a result of the implementation of FIN No. 48, SumTotal Systems recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a $0.2 million reduction to the January 1, 2007 balance of retained earnings and as a $0.1 million increase in deferred tax assets . SumTotal Systems has a liability for unrecognized tax benefits of approximately $0.3 million as of January 1, 2007, all of which if recognized would result in a reduction of SumTotal System’s effective tax rate. SumTotal Systems recorded no increase to its liability for unrecognized tax benefits as of September 30, 2007. In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties related to income taxes as a component of income tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2006.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. For the three and nine-months ended September 30, 2007, 92,500 shares held in escrow for the MindSolve acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. For the three and nine-months ended September 30, 2006, 391,665 shares held in escrow for the Pathlore acquisition were not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same since the inclusion of potential common stock would be anti-dilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the three and nine-months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,996)	$(2,690)	$(5,341)	$(9,419)

Weighted average common shares used to compute basic and diluted net loss per share	32,473	25,131	29,781	24,914

Net loss per share, basic and diluted	$(0.06)	$(0.11)	$(0. 18)	$(0.38)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the three and nine-months ended September 30, 2007 and 2006 (in thousands, except weighted average prices):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Options to acquire shares of common stock	2,133	2,755	1,886	2,827

Weighted average option exercise price	$10.23	$10.15	$10.68	$10.04

Warrants to acquire shares of common stock	1,424	1,577	1,424	1,577

Weighted average warrant price	$7.54	$7.67	$7.54	$7.67

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three and nine-months ended September 30, 2007 and 2006 presented below (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,996)	$(2,690)	$(5,341)	$(9,419)
Unrealized gain on investments	13	2	11	2
Foreign currency translation loss adjustments	(8)	(100)	(4)	(480)

Comprehensive loss	$(1,991)	$(2,788)	$(5,334)	$(9,897)

SumTotal Systems’ total comprehensive loss for the three and nine-months ended September 30, 2007 and 2006 consisted of net loss, unrealized losses on investments and the change in foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss consists of foreign currency translation loss adjustments of $336,000 and $332,000 at September 30, 2007 and December 31, 2006, respectively, and an unrealized gain on investments of $11,000 at September 30, 2007.

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

The weighted-average fair value calculations for options granted within the period below are based on the following weighted average assumptions:

	Three-Months Ended September 30, 2007	Nine-Months Ended September 30, 2007
Risk-free interest rate	4.60%	4.69%

Expected volatility	85.40%	88.91%

Expected life (years)	6.25	6.15

Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

The weighted-average fair value calculations for SumTotal Systems’ employee stock purchase plan (“ESPP”) within the periods below are based on the following weighted average assumptions:

	Three-Months Ended September 30, 2007	Nine-Months Ended September 30, 2007
Risk-free interest rate	4.96%	5.05%

Expected volatility	57.05%	54.87%

Expected life (years)	0.50	0.50

The following table summarizes stock-based compensation expense related to employee stock options, ESPP and restricted stock units under SFAS No. 123R for the three-months ended September 30, 2007 and 2006, respectively, and were allocated as follows (in thousands):

	Three-Months Ended September 30, 2007	Three-Months Ended September 30, 2006
Subscriptions and support	$81	$76
Service	147	196

Cost of revenue	228	272

Research and development	156	138
Sales and marketing	266	288
General and administrative	632	420

Stock-based compensation expense included in operating expenses	1,054	846

Total stock-based compensation expense	$1,282	$1,118

The following table summarizes stock-based compensation expense related to employee stock options, ESPP and restricted stock units under SFAS No. 123R for the nine-months ended September 30, 2007 and 2006, respectively, and were allocated as follows (in thousands):

	Nine-Months Ended September 30, 2007	Nine-Months Ended September 30, 2006
Subscriptions and support	$201	$176
Service	412	578

Cost of revenue	613	754

Research and development	435	382
Sales and marketing	798	783
General and administrative	1,577	1,209

Stock-based compensation expense included in operating expenses	2,810	2,374

Total stock-based compensation expense	$3,423	$3,128

A summary of option activity under SumTotal Systems’ stock equity plans during the nine-months ended September 30, 2007 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	6,300	$6.80	7.12
Granted	1,254	7.25
Exercised	(374)	5.35
Cancelled	(410)	8.36

Outstanding at September 30, 2007	6,770	$6.87	6.97	$4,490

Exercisable at September 30, 2007	4,300	$7.17	5.86	$3,683

A summary of the status of the changes in SumTotal Systems’ restricted stock units during the nine-months ended September 30, 2007 is as follows:

	Number of Shares (in thousands)	Quoted Market Price of Common Stock on Grant Date
Non-vested restricted shares at December 31, 2006	75	$4.30
Granted	—	—
Vested	(25)	4.30
Cancelled	—	—

Non-vested restricted shares at September 30, 2007	50	$4.30

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$1.07 - $ 4.34	1,132	5.96	$3.38	1,081	$3.34
$4.39 - $ 4.65	1,036	7.47	4.50	563	4.51
$4.67 - $ 6.65	1,387	7.92	5.90	681	5.76
$6.71 - $ 7.37	1,078	8.65	7.07	191	7.20
$7.43 - $ 7.62	1,092	5.54	7.61	1,068	7.62
$7.68 -$83.42	1,045	6.07	13.28	716	15.71

$1.07 -$83.42	6,770	6.97	$6.87	4,300	$7.17

The total intrinsic value of options exercised during the three and nine-months ended September 30, 2007 was approximately $59,000 and $909,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the three and nine-months ended September 30, 2007 was approximately $98,000 and $239,000, respectively. The fair value of options and restricted shares vested was approximately $921,000 and $2,926,000 for the three and nine-months ended September 30, 2007, respectively. As of September 30, 2007, total unrecognized compensation costs related to non-vested stock options was $10.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years. The weighted average grant date fair value of options granted in the three and nine-months ended September 30, 2007 was $4.48 and $5.55, respectively.

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

As a result of the implementation of FIN No. 48, SumTotal Systems recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as a $0.2 million reduction to the January 1, 2007 balance of retained earnings and as a $0.1 million increase in deferred tax assets. SumTotal Systems has a liability for unrecognized tax benefits of approximately $0.3 million as of January 1, 2007, all of which if recognized would result in a reduction of SumTotal System’s effective tax rate. SumTotal Systems recorded no increase to its liability for unrecognized tax benefits as of September 30, 2007. In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties related to income taxes as a component of income tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 which would be SumTotal Systems’ fiscal year 2008 beginning January 1, 2008. SumTotal Systems is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The election, called the “fair value option” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for SumTotal Systems’ fiscal year 2008 beginning January 1, 2008 Management is currently evaluating whether SFAS No. 159 will have an impact on SumTotal Systems’ results of operations and financial condition.

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

The total purchase price was comprised of (in thousands):

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

The total purchase consideration was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulted in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $6.2 million. The following condensed balance sheet data presents the estimated fair value of the assets and liabilities assumed (in thousands):

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

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual changes of control payments are being expensed ratably over the contractual performance period. Total future obligations amount to $1,508,000 with scheduled payments of $920,000 and $588,000 in 2007 and 2008, respectively.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(10,590)	$2,722
Customer installed-base relationships	17,094	(6,988)	10,106
Customer hosted relationships	1,014	(717)	297
Customer contract relationships	8,525	(6,675)	1,850
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(25,950)	$14,975

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(8,827)	$4,485
Customer installed-base relationships	17,094	(4,418)	12,676
Customer hosted relationships	1,014	(565)	449
Customer contract relationships	8,525	(5,007)	3,518
Non-compete covenant	980	(781)	199

Total goodwill and intangible assets	$40,925	$(19,598)	$21,327

There was no impairment of goodwill or intangible assets for the three and nine-months ended September 30, 2007 and 2006, respectively.

The following represents the expected future amortization of intangible assets as of September 30, 2007 (in thousands):

Remainder of 2007	$2,050
2008	5,840
2009	4,038
2010	1,841
2011	1,080
2012	126

Total expected future amortization of intangible assets	$14,975

Amortization expense related to intangible assets was approximately $2.1 million and $2.1 million in the three-months ended September 30, 2007 and 2006, respectively, and approximately $6.4 million and $6.6 million in the nine-months ended September 30, 2007 and 2006, respectively.

NOTE 5: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Litigation settlement	$1,100	$1,054
MindSolve stockholder	712	666
Credit facility	4,375	4,375

Total current portion of notes payable	$6,187	$6,095

The non-current portion of notes payable consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Litigation settlement	$566	$1,375
MindSolve stockholder	651	610
Credit facility	5,469	8,750

Total non-current portion of notes payable	$6,686	$10,735

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

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Interbank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of September 30, 2007, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 5.36% plus 2.25%, resulting in a total interest rate of 7.61%. The Term Loan is due in principal installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of September 30, 2007, SumTotal Systems had $54.4 million, comprising $49.6 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $9.8 million at September 30, 2007.

In accordance with the terms of the Term Loan, during the three and nine-months ended September 30, 2007, SumTotal Systems made total payments of $1.3 million and $4.0 million, respectively, to Wells Fargo Foothill. Of these amounts, $1.1 million and $0.2 million were principal and interest, respectively, for the three-month period ended September 30, 2007 and $3.3 million and $0.7 million were principal and interest, respectively for the nine-month period ended September 30, 2007.

During July 2006, SumTotal Systems entered into an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures related to foreign trade receivables. As part of this agreement the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, SumTotal Systems will have $250,000 less in funds available for use including debt covenant compliance, under the Revolver. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes.

On September 26, 2007, SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 2.5 million United Kingdom (“U.K.”) Pound Sterling (“GBP”), equivalent $5.0 million U.S. Dollars (“USD”), for a value date of October 31, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.6 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the three and nine-months ended September 30, 2007, was a cumulative net loss of $7,000 and a cumulative net loss of $51,000, respectively, as compared to a cumulative net loss of $48,000 and to a cumulative net gain of $125,000 in the corresponding prior year periods. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability is included in notes payable on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2007 and totaled $1.7 million, of which $1.1 million and $0.6 million is classified as current and non-current, respectively.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve stockholder. Refer to Note 3, Acquisitions and Intangible Assets and Note 7, Commitments and Contingencies, for a further discussion of the MindSolve acquisition.

NOTE 6: RESTRUCTURING

The following table depicts restructuring activity for the nine-months ended September 30, 2007 (in thousands):

	Balance at December 31, 2006	Cash Expenditures	Balance at September 30, 2007
Vacated facilities	$714	$(703)	$11
Employee severance	48	(48)	—
Other	113	(94)	19

Total restructuring activity	$875	$(845)	$30

Obligations for restructured facility leases were accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $705,000 and $624,000 during the three-months ended September 30, 2007 and 2006, respectively, and $2,045,000 and $1,993,000 during the nine-months ended September 30, 2007 and 2006, respectively.

Future payments under operating lease obligations at September 30, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$5,965	$706	$2,532	$1,264	$507	$255	$701

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,508,000 with scheduled payments of $920,000 and $588,000 in 2007 and 2008, respectively.

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

SumTotal Systems has entered into various arrangements with hosting services vendors expiring through 2007 totaling $714,000.

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

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the form of letters, litigation, or other forms of communication. In addition, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended September 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$24,541	83.7%	$22,395	83.0%
Other Americas	959	3.3%	1,011	3.8%

Total Americas	25,500	87.0%	23,406	86.8%
Europe	3,065	10.5%	2,724	10.1%
Asia/Pacific	752	2.5%	824	3.1%

Total revenue	$29,317	100.0%	$26,954	100.0%

	Nine-Months Ended September 30,
	2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$71,762	81.0%	$60,973	79.9%
Other Americas	3,976	4.5%	3,161	4.1%

Total Americas	75,738	85.5%	64,134	84.0%
Europe	9,536	10.8%	9,322	12.2%
Asia/Pacific	3,319	3.7%	2,904	3.8%

Total revenue	$88,593	100.0%	$76,360	100.0%

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	September 30, 2007	December 31, 2006
United States	$89,430	$94,344
Europe	333	384
India	2,260	2,063
Asia/Pacific	136	136

Total long-lived assets	$92,159	$96,927

NOTE 10: REGISTERED DIRECT OFFERING

On May 23, 2007, SumTotal Systems sold approximately $35.1 million of common stock in a registered direct offering to accredited institutional investors. SumTotal Systems incurred approximately $2.4 million of transaction fees and expenses associated with the offering. The shares were offered through a prospectus supplement pursuant to SumTotal Systems’ effective $75.0 million shelf registration statement. The shelf registration statement, which was filed with the SEC and became effective in October 2006, allows SumTotal Systems to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. The May transaction involved the sale of 5,407,571 shares of SumTotal Systems’ common stock at a sale price of $6.50 per share. The common shares sold in this transaction, after giving effect for the weighted average period of time outstanding from the date of sale, are included in the computation of the basic and diluted net loss for the three and nine-month periods ended September 30, 2007, respectively. The net proceeds of the transaction will be used for general corporate purposes, to potentially repay or prepay debt and/or for investments and acquisitions.

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

NOTE 12: SUBSEQUENT EVENT

On October 30, 2007, SumTotal Systems’ announced that it will be taking a restructuring charge in the fourth quarter of 2007 for a reduction in its workforce to reduce its cost structure. The restructuring charge is anticipated to be approximately $1.0 million; however there are presently no assurances as to the final amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

During the three and nine-months ended September 30, 2007, we continued to implement our growth strategy. Highlights with respect to operations include:

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

•

released SumTotal Enterprise Suite™ 7.6 during the third quarter of 2007, which included a number of components of functionality based on customer feedback, the foremost which were ease of use and configurability; and

•

continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our subscription and support revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance. This has grown from 45% and 46% of our revenue in the three and nine-month periods ended September 30, 2006 to 53% and 51% in corresponding periods in 2007. Typically, these are annual contracts, most of which are renewed at the expiration of their term.

During the second quarter of 2007, we completed our registered direct offering through a prospectus supplement pursuant to our effective shelf registration statement in which we sold 5,407,571 shares of our common stock at $6.50 per share for aggregate gross proceeds of $35.1 million. The net proceeds of approximately $32.7 million will be used for general corporate purposes and working capital requirements, to potentially repay or prepay our debt, and investments and acquisitions. The capital will strengthen our balance sheet and allow us to continue to grow within our core learning and performance management business.

During the third quarter, we issued a press release announcing that our Board of Directors authorized the repurchase of up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured SEC Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with SEC Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion.

Total revenue increased from $27.0 million and $76.4 million in three and nine-month periods ending September 30, 2006, respectively, to $29.3 million and $88.6 million in corresponding periods in 2007, and our cash flow from operating activities increased from $4.2 million in the first nine-months of 2006 to $11.1 million in the corresponding period in 2007. Our net loss decreased from $2.7 million and $9.4 million in the three and nine-months ended September 30, 2006, respectively, to $2.0 million and $5.3 million in the corresponding periods in 2007, primarily due to the increase in our subscriptions and support revenue. We believe that our subscriptions and support revenue will continue to increase as a percentage of our overall business.

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

Comparison of Financial Data for the Three and Nine-Months Ended September 30, 2007 and 2006

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the three and nine-months ended September 30, 2007 and 2006:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscriptions and support	53.4%	45.3%	51.1%	45.6%
Service	28.4	30.6	27.7	29.1
License	18.2	24.1	21.2	25.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscriptions and support	18.4	14.2	17.3	14.3
Service	17.0	22.3	18.2	21.4
License	0.4	1.1	0.5	0.8
Amortization of intangible assets	7.0	7.8	7.2	8.6

Total cost of revenue	42.8	45.4	43.2	45.1

Gross margin	57.2	54.6	56.8	54.9

Operating expenses:
Research and development	18.4	17.0	17.7	16.6
Sales and marketing	29.7	29.3	28.8	29.8
General and administrative	16.8	17.0	16.2	19.8
Restructuring	0.0	0.3	0.0	0.1

Total operating expenses	64.9	63.6	62.7	66.3

Loss from operations	(7.7)	(8.9)	(5.9)	(11.5)
Other income (expense), net	1.3	(1.1)	0.1	(0.8)

Loss before income taxes	(6.4)	(10.0)	(5.8)	(12.3)
Provision for income taxes	0.4	0.0	0.2	0.0

Net loss	(6.8)%	(10.0)%	(6.0)%	(12.3)%

Comparison of Financial Data for the Three-Months Ended September 30, 2007 and 2006

Revenue

Revenue for the three-months ended September 30, 2007 and 2006 was as follows (in thousands, except percentages):

	Three-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$15,669	$12,222	3,447	28.2%
Percentage of net revenue	53.5%	45.3%
Services	8,338	8,241	97	1.2%
Percentage of net revenue	28.4%	30.6%
License	5,310	6,491	(1,181)	(18.2)%
Percentage of net revenue	18.1%	24.1%

Total revenue	$29,317	$26,954	$2,363	8.8%

In the three-months ended September 30, 2007, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $1.4 million. Revenue from SumTotal Systems’ sales of our acquired Performance Management product was approximately $1.2 million. Revenue from our acquired Pathlore customers decreased $0.2 million as our Pathlore customer base continued its migration to the SumTotal 7 Series.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the three-months ended September 30, 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Three-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
Hosting subscriptions	$3,606	$2,952	$654	22.2%
Term license rental arrangements	1,558	677	881	130.1%
On-demand subscriptions	1,724	612	1,112	181.7%

Total subscriptions	6,888	4,241	2,647	62.4%
Support maintenance	8,781	7,981	800	10.0%

Total subscriptions and support revenue	$15,669	$12,222	$3,447	28.2%

Approximately $2.4 million of the increase in subscriptions and support revenue in the three-months ended September 30, 2007 over the comparable period in 2006 was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series product suite and partner products and $0.9 million of the increase was the result of our acquired MindSolve customers. Changes to the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was primarily the result of $0.6 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series;

•

the increase in term license rental arrangements revenue was primarily the result of a $1.0 million increase in sales of term license contracts to new and existing customers related to the SumTotal 7 Series;

•

the increase in on-demand subscriptions revenue was primarily the result of a $0.8 million increase in sales to new and acquired MindSolve customers and a $0.3 million increase in sales of on-demand subscriptions contracts to new and existing customers related to the SumTotal 7 Series; and

•

the increase in support maintenance revenue was the result of $0.5 million from increased maintenance contract sales to new and existing customers related to the SumTotal 7 Series and $0.2 million from our acquired Pathlore customers.

Price changes in subscriptions and support revenue had no material effect on the three-months ended September 30, 2007 over the comparable period in 2006.

Service revenue. Service revenue was relatively unchanged in the three-months ended September 30, 2007 over the comparable period in 2006. There was a $0.3 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series, offset by a decrease of $0.3 million in service revenue from our acquired Pathlore customers, as our customer-base continued its migration to the SumTotal 7 Series. In the three-months ended September 30, 2006, our Pathlore service revenue was primarily related to the completion of installations of the Pathlore products sold prior to the acquisition in October 2005.

Price changes in service revenue had no material effect on our results for the three-months ended September 30, 2007 over the comparable period in 2006.

License revenue. The decrease in term license rental revenue in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to a $0.9 million decrease in sales of the SumTotal 7 Series and a $0.4 million decrease in license revenue from our acquired Pathlore customers as they migrated to the SumTotal 7 Series.

Price changes in license revenue had no material effect on our results for the three-months ended September 30, 2007 over the comparable period in 2006.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
United States	$24,541	$22,395	$2,146	9.6%
Percentage of net revenue	83.7%	83.1%
Other Americas	959	1,011	(52)	(5.1)%
Percentage of net revenue	3.3%	3.7%

Americas	25,500	23,406	2,094	8.9%
Percentage of net revenue	87.0%	86.8%
Europe	3,065	2,724	341	12.5%
Percentage of net revenue	10.5%	10.1%
Asia/Pacific	752	824	(72)	(8.7)%
Percentage of net revenue	2.5%	3.1%

Total revenue	$29,317	$26,954	$2,363	8.8%

The increase in total revenue for the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to increased sales of our software products in the Americas for the reasons addressed in the preceding discussion regarding revenue. Revenue in Europe increased due to the benefits of a change in sales management and foreign currency issues relating to the strengthening of the GBP and the Euro as compared to the USD. Revenue in Asia/Pacific was slightly lower in the three-months ended September 30, 2007 over the comparable period in 2006 due to lower sales in the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended September 30, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in the three-months ended September 30, 2007, nor 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended September 30,		Variance In Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$5,383	$3,822	$1,561	40.8%
Percentage of total revenue	18.4%	14.2%
Service	4,986	6,027	(1,041)	(17.3)%
Percentage of total revenue	17.0%	22.4%
License	125	289	(164)	(56.7)%
Percentage of total revenue	0.4%	1.1%
Amortization of intangible assets	2,051	2,090	(39)	(1.9)%
Percentage of total revenue	7.0%	7.8%

Total cost of revenue	$12,545	$12,228	$317	2.6%

Cost of subscriptions and support. The increase in cost of subscriptions and support in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to an increase of $0.6 million for employees of the former MindSolve organization, an increase of $0.4 million for employee related expenses for additional employees in the U.S. and India, an increase of $0.3 million in depreciation and amortization of equipment and software due to capital investment in support of our growing hosted revenue streams and software subscription and maintenance expenses related to the expanded user base and an increase of $0.2 million in other costs. We expect cost of subscriptions and support to continue to increase in 2007 to support our growing customer base.

Cost of services. The decrease in cost of services in the three-months ended September 30, 2007 over the comparable period in 2006 is primarily due to a combination of additional costs using more expensive outside consultants (as compared to SumTotal Systems’ personnel) and cost overruns associated with consultants in 2006, and better utilization of SumTotal Systems’ service personnel and consultants in 2007.

Cost of license. The decrease in cost of license in the three-months ended September 30, 2007 over the comparable period in 2006 is primarily due to a $0.2 million reduction in the use of third party licenses and content. We expect the cost of license to remain lower than 2006 levels during the remainder of 2007.

Amortization of intangible assets. The amortization of intangible assets remained flat in the three-months ended September 30, 2007 over the comparable period of 2006. Amortization of intangible assets from the MindSolve acquisition increased $0.3 million over the comparable pre-acquisition period in 2006, offsetting decreases of $0.1 million for certain Docent intangible assets which became fully amortized and $0.2 million for certain Pathlore intangible assets that decreased based on adjusted cash flow projections of the business versus projections made at acquisition.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-Months Ended September 30,
	2007	2006
Gross margin
Subscriptions and support	$10,286	$8,400
Percentage of subscriptions and support revenue	65.6%	68.7%
Services	3,352	2,214
Percentage of services revenue	40.2%	26.9%
License	5,185	6,202
Percentage of license revenue	97.6%	95.5%
Amortization of intangible assets	(2,051)	(2,090)
Percentage of license revenue	(38.6)%	(32.2)%

Total gross margin	$16,772	$14,726
Percentage of net revenue	57.2%	54.6%

Gross margin for subscriptions and support in the three-months ended September 30, 2007 decreased over the comparable period in 2006 primarily due to the lower overall margin of our Total Performance product acquired in November 2006 due to the investments in staff and support costs made to expand that business.

Gross margin for services in the three-months ended September 30, 2007 increased primarily due to a combination of additional costs using more expensive outside consultants (as compared to SumTotal Systems’ personnel) and cost overruns associated with consultants in 2006, and better utilization of SumTotal Systems’ service personnel and consultants in 2007.

Gross margin for license, exclusive of amortization of intangible assets in the three-months ended September 30, 2007 increased over the comparable period in 2006 primarily due to the reduced usage of third party licenses and content. Gross margin for license, inclusive of amortization of intangible assets decreased due to the decrease in license revenue and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charge expenses (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$5,400	$4,572	$828	18.1%
Percentage of net revenue	18.4%	17.0%
Sales and marketing	8,700	7,895	805	10.2%
Percentage of net revenue	29.7%	29.3%
General and administrative	4,915	4,571	344	7.5%
Percentage of net revenue	16.8%	17.0%
Restructuring charge	—	68	(68)	(100)%
Percentage of net revenue	—	0.3%

Total operating expenses	$19,015	$17,106	$1,909	11.2%
Percentage of net revenue	64.9%	63.5%

Research and development. The increase in research and development expense in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to $1.0 million in additional personnel related costs, including personnel added as a result of the acquisition of MindSolve and increased staffing in India, offsetting a $0.4 million decrease in consulting expense. Facility and equipment expense associated with additional personnel increased $0.2 million over the comparable period in 2006.

Sales and marketing. The increase in sales and marketing expense in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to increased salary costs from additional personnel, including personnel added as a result of the acquisition of MindSolve, and higher commissions due to the increased revenue level. Marketing programs expense decreased $0.1 million over the comparable period in 2006. Travel expense increased $0.1 million due to additional personnel over the comparable period in 2006. The remaining increase of $0.2 million was related to additional consulting expenses and other miscellaneous expenses.

General and administrative. The increase in general and administrative expense in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to a $0.4 million increase in expenses related to general and administrative personnel and a $0.2 million increase in stock-based compensation expense, offsetting a $0.1 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.2 million decrease related to miscellaneous and other expenses.

Restructuring charge. The restructuring charge in the three-months ended September 30, 2006 was due to a restructuring accrual adjustment as result of a final lease termination agreement for our Chicago facility in the third quarter of 2006.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2007	2006
Interest expense	$(304)	$(429)	$125	(29.1)%
Percentage of net revenue	(1.0)%	(1.6)%
Interest income	683	180	503	279.4%
Percentage of net revenue	2.3%	0.7%
Other expense, net	(13)	(49)	36	(73.5)%
Percentage of net revenue	(0.1)%	(0.2)%

Total non-operating expenses	$366	$(298)	$664	(222.8)%
Percentage of net revenue	1.2%	(1.1)%

Interest expense. The decrease in interest expense in the three-months ended September 30, 2007 over the comparable period in 2006 was attributable to a lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. The increase in interest income in the three-months ended September 30, 2007 over the comparable period in 2006 was due to higher cash balances as a result of our registered direct offering in the second quarter.

Other expense, net. The decrease in other expense, net in the three-months ended September 30, 2007 over the comparable period in 2006 was primarily due to a reduction in net foreign exchange loss. In the third quarter of 2006, we adopted a forward exchange hedging program for the USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Comparison of Financial Data for the Nine-Months Ended September 30, 2007 and 2006

Revenue

Revenue for the nine-months ended September 30, 2007 and 2006 was as follows (in thousands, except percentages):

	Nine-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$45,241	$34,858	$10,383	29.8%
Percentage of net revenue	51.1%	45.6%
Services	24,550	22,185	2,365	10.7%
Percentage of net revenue	27.7%	29.1%
License	18,802	19,317	(515)	(2.7)%
Percentage of net revenue	21.2%	25.3%

Total revenue	$88,593	$76,360	$12,233	16.0%

In the nine-months ended September 30, 2007, we continued our success in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $10.0 million. Revenue from SumTotal Systems’ sales of our acquired Performance Management product was approximately $2.6 million. Revenue from our acquired Pathlore customers decreased $0.4 million as our Pathlore customer base continued its migration to the SumTotal 7 Series.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the nine-months ended September 30, 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Nine-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
Hosting subscriptions	$10,878	$8,384	$2,494	29.7%
Term license rental arrangements	3,906	2,696	1,210	44.9%
On-demand subscriptions	4,368	1,357	3,011	221.9%

Total subscriptions	19,152	12,437	6,715	54.0%
Support maintenance	26,089	22,421	3,668	16.4%

Total subscriptions and support revenue	$45,241	$34,858	$10,383	29.8%

Approximately $6.5 million of the increase in subscriptions and support revenue in the nine-months ended September 30, 2007 over the comparable period in 2006 was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series product suite and partner products, $2.3 million of the increase was the result of our acquired MindSolve customers and $1.6 million of the increase was primarily the result of our former Pathlore customers renewing contracts at full value versus the acquired discounted fair value.

Changes to the components of subscriptions and support revenue were as follows:

•

the increase in hosting subscriptions revenue was the result of 2.3 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and $0.2 million from increased sales to our acquired Pathlore customers;

•

the increase in term license rental arrangements revenue was the result of a $1.7 million increase in contract sales to new and existing customers related to the SumTotal 7 Series, offsetting a $0.5 million decrease in term license arrangements revenue from our acquired Pathlore customers;

•

the increase in on-demand subscriptions revenue was the result of $1.0 million from increased sales of our partner’s performance management product and $2.0 million from increased sales to new and acquired MindSolve customers; and

•

the increase in support maintenance revenue was the result of $1.5 million from increased maintenance contract sales to new and existing customers related to the SumTotal 7 Series, $1.9 million from acquired Pathlore customers renewing maintenance contracts at full value versus the deferred revenue that we acquired from Pathlore which was written down on the acquisition date in accordance with acquisition accounting principles and which was recognized in the 2006 period and $0.2 million from new and acquired MindSolve customers.

Price changes in subscriptions and support revenue had no material effect on the nine-months ended September 30, 2007 over the comparable period in 2006.

Service revenue. The increase in service revenue in the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to a $3.9 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series and a $0.1 increase from additional consulting contracts to new and existing MindSolve customers, offsetting a decrease of $1.6 million in service revenue from our acquired Pathlore customers due to decreased Pathlore license sales and associated service contracts as our customer-base continued its migration to the SumTotal 7 Series. In the nine-months ended September 30, 2006, our Pathlore service revenue was primarily related to the completion of installations of the Pathlore products sold prior to the acquisition in October 2005.

Price changes in service revenue had no material effect on our results for the nine-months ended September 30, 2007 over the comparable period in 2006.

License revenue. The increase in license revenue in the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to a $0.9 million increase in sales of the SumTotal 7 Series and an increase of $0.1 million in license revenue from new Performance Management customers, offsetting a decrease of $1.5 million in license revenue from our acquired Pathlore customers as they migrated to the SumTotal 7 Series.

Price changes in license revenue had no material effect on our results for the nine-months ended September 30, 2007 over the comparable period in 2006.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Nine-Months Ended September 30,		Change in Dollars	Change in Percent
	2007	2006
United States	$71,762	$60,973	$10,789	17.7%
Percentage of net revenue	81.0%	79.8%
Other Americas	3,976	3,161	815	25.8%
Percentage of net revenue	4.5%	4.1%

Americas	75,738	64,134	11,604	18.1%
Percentage of net revenue	85.5%	84.0%
Europe	9,536	9,322	214	2.3%
Percentage of net revenue	10.8%	12.2%
Asia/Pacific	3,319	2,904	415	14.3%
Percentage of net revenue	3.7%	3.8%

Total revenue	$88,593	$76,360	$12,233	16.0%

The increase in total revenue for the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to increased sales of our software products in the Americas and for the reasons addressed in the preceding discussion regarding revenue. Revenue in Europe increased due to the benefits of a change in sales management and foreign currency issues relating to the strengthening of the GBP and the Euro as compared to the USD. Revenue in Asia/Pacific increased primarily due to increased sales of our software products throughout the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the nine-months ended September 30, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in the nine-months ended September 30, 2007, nor 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance In Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$15,295	$10,934	$4,361	39.9%
Percentage of total revenue	17.3%	14.3%
Service	16,212	16,326	(114)	(0.7)%
Percentage of total revenue	18.3%	21.4%
License	417	632	(215)	(34.0)%
Percentage of total revenue	0.5%	0.8%
Amortization of intangible assets	6,352	6,586	(234)	(3.6)%
Percentage of total revenue	7.2%	8.6%

Total cost of revenue	$38,276	$34,478	$3,798	11.0%

Cost of subscriptions and support. The increase in cost of subscriptions and support in the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to $1.6 million of additional expenses for the acquired MindSolve organization, a $1.1 million increase for an additional employees in the U.S. and India, a $0.9 million increase in equipment and software costs resulting from capital investment in support of our growing hosted revenue streams and software subscription and maintenance expenses related to the expanded user base, and a $0.9 million increase in other costs. We expect cost of subscriptions and support to continue to increase in 2007 to support our growing customer base.

Cost of services. Cost of services in the nine-months ended September 30, 2007 over the comparable period in 2006 is relatively unchanged and reflects the net additional deferral of $1.0 million of services expenses related to the customization and implementation of our products. Expenses related to service personnel increased $1.0 million in the nine-months ended September 30, 2007 over the comparable period in 2006 with additional employees in the U.S. and Europe, offsetting a staff decrease in India. Travel expenses increased $0.5 million in 2007 over 2006 due primarily to travel billable to customers and a worldwide services training forum. Other expenses decreased $0.6 million in 2007 over the comparable period in 2006.

Cost of license. The decrease in cost of services in the nine-months ended September 30, 2007 over the comparable period in 2006 is due to reduced usage of third party licenses and content. We expect the cost of license to remain lower than 2006 levels during the remainder of 2007.

Amortization of intangible assets. The decrease in amortization of intangible assets in the nine-months ended September 30, 2007 over the comparable period of 2006 primarily due to a $0.5 million decrease in the amortization of certain Docent intangible assets in which became fully amortized in 2007 and a $0.6 million decrease in the amortization of Pathlore intangibles based on adjusted cash flow projections of the business compared to projections made at acquisition, offsetting a $0.9 million increase in amortization of intangible assets related to the MindSolve acquisition over the comparable pre-acquisition period in 2006.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Nine-Months Ended September 30,
	2007	2006
Gross margin:
Subscriptions and support	$29,946	$23,924
Percentage of subscriptions and support revenue	66.2%	68.6%
Services	8,338	5,859
Percentage of services revenue	34.0%	26.4%
License	18,385	18,685
Percentage of license revenue	97.8%	96.7%
Amortization of intangible assets	(6,352)	(6,586)
Percentage of license revenue	(33.8)%	(34.1)%

Total gross margin	$50,317	$41,882
Percentage of net revenue	56.8%	54.8%

Gross margin for subscriptions and support in the nine-months ended September 30, 2007 decreased over the comparable period in 2006 primarily due to the lower overall margin of our Total Performance product acquired in November 2006 due to the investments in staff and support costs made to expand that business.

Gross margin for services in the nine-months ended September 30, 2007 increased primarily due to service costs for the nine-months ended September 30, 2007 remaining relatively constant to the comparable period in 2006 on an increase in service revenue of $2.4 million,

Gross margin for license, exclusive of amortization of intangible assets in the nine-months ended September 30, 2007, improved slightly over the comparable period in 2006, attributable to the reduced usage of third party licenses and content. Gross margin for license, inclusive of amortization of intangible assets improved to due to the decline in license revenue from the prior year and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charge expenses (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$15,697	$12,711	$2,986	23.5%
Percentage of net revenue	17.7%	16.6%
Sales and marketing	25,557	22,760	2,797	12.3%
Percentage of net revenue	28.8%	29.8%
General and administrative	14,335	15,123	(788)	(5.2)%
Percentage of net revenue	16.2%	19.8%
Restructuring charge	—	68	(68)	(100)%
Percentage of net revenue	—	0.1%

Total operating expenses	$55,589	$50,662	$4,927	9.7%
Percentage of net revenue	62.7%	66.3%

Research and development. The increase in research and development expenses in the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to $2.1 million in additional employee and related costs associated with additional personnel, including hiring related to the acquisition of MindSolve and increased staffing in India, $0.8 million in additional facility and equipment expenses and $0.1 million in increased travel and recruitment expenses for additional staff.

Sales and marketing. The increase in sales and marketing expense in the nine-months ended September 30, 2007 over the comparable period in 2006 was primarily due to an increase of $1.7 million in salary costs from additional personnel, including personnel added as a result of the acquisition of MindSolve and higher commissions due to higher revenue levels, a $0.2 million increase in travel expense associated with increase staff, a $0.2 million increase in staff recruitment expenses and other miscellaneous expenses, offsetting a decrease of $0.1 million in marketing programs.

General and administrative. The decrease in general and administrative expense in the nine-months ended September 30, 2007 over the comparable period in 2006 was due to a $0.9 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.5 million decrease related to facility and other expenses, offsetting a $0.2 million increase in expenses relating to general and administrative personnel and a $0.4 million increase in stock-based compensation expense.

Restructuring charge. The restructuring charge in the nine-months ended September 30, 2006 was due to a restructuring accrual adjustment as result of a final lease termination agreement for our Chicago facility in the third quarter of 2006.

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2007	2006
Interest expense	$(1,047)	$(1,295)	$248	(19.2)%
Percentage of net revenue	(1.2)%	(1.7)%
Interest income	1,224	532	692	130.1%
Percentage of net revenue	1.4%	0.7%
Other expense, net	(56)	131	(187)	(142.7)%
Percentage of net revenue	(0.1)%	0.2%

Total non-operating expenses	$121	$(632)	$753	(119.1)%
Percentage of net revenue	0.1%	(0.8)%

Interest expense. The decrease in interest expense in the nine-months ended September 30, 2007 over the comparable period in 2006 was attributable to a lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. The increase in interest income in the nine-months ended September 30, 2007 over the comparable period in 2006 was due to higher cash balances as a result of our registered direct offering in the second quarter.

Other income (expense), net. In the nine-months ended September 30, 2007, we experienced a net foreign exchange loss as opposed to a net foreign exchange gain in the prior comparable period. In third quarter of 2006, we adopted a forward exchange hedging program for the USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were $29.5 million of cash and cash equivalents and $22.3 million of short-term investments and a revolving credit facility with Wells Fargo Foothill to a maximum of $5.0 million, adjusted as described in the following paragraph, to meet the working capital requirements of the business.

In July 2006, under our Revolver with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at September 30, 2007.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital

Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with greater working capital and will be used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of September 30, 2007, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

On August 20, 2007, we issued a press release announcing that our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with the Securities and Exchange Commission’s Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion.

We believe that our available cash resources, combined with cash flows generated from operations will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next year. We have borrowing capacity available to us in the form of our credit facility with Wells Fargo Foothill that expires in 2009. We may also consider raising additional capital in the public markets as a means to meet our capital needs and to invest in our business. Our future liquidity and capital requirements will depend on numerous factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us, or at all.

Net cash provided by operating activities was $11.1 million during the nine-months ended September 30, 2007. The cash provided during the period primarily relates to collections of our trade receivables from our increased revenue in the fourth quarter of 2006 and the advance of funds from a major retail customer in the second quarter of 2007 as noted by a net decrease in accounts receivable of $6.0 million and a net increase in deferred revenue of $4.0 million, respectively. Offsetting these increases in operating cash are decreases in accrued compensation and benefits of $1.4 million, other accrued liabilities of $1.1 million and restructuring accrual of $0.8 million. Also included are adjustments to net loss for non-cash items which included intangible assets amortization of $6.4 million, stock-based compensation of $3.4 million and depreciation and amortization of 2.9 million.

Net cash used by investing activities was $20.9 million during the nine-months ended September 30, 2007. Purchases of property and equipment in the nine-months ended September 30, 2007 totaled $4.4 million and were primarily associated with increased staffing levels in our U.S. and India offices and additional leasehold improvements for expanding our facility in Hyderabad, India, and increased investment in our hosting equipment infrastructure. In addition, we purchased $27.6 million of short-term investments and had short-term investments maturities of $11.1 million of in the nine-months ended September 30, 2007. Short-term investments have increased primarily as a result of proceeds from the offering described above. As of September 30, 2007, short-term investments had a carrying value of $22.3 million.

Net cash provided by financing activities was $29.3 million in the nine-months ended September 30, 2007, and consisted of net proceeds from the offering described above of $32.7 million and $2.9 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options. Offset sources of financing are repayments of indebtedness under the Wells Fargo Foothill credit facility of $3.3 million, payments of $0.9 million under notes payable for Litigation Settlement and $2.1 million for purchases of treasury stock. Refer to Part II—Other Information—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $705,000 and $624,000 during the three-months ended September 30, 2007 and 2006, respectively, and $2,045,000 and $1,993,000 during the nine-months ended September 30, 2007 and 2006, respectively.

Future payments under operating lease obligations at September 30, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$5,965	$706	$2,532	$1,264	$507	$255	$701

In connection with the MindSolve acquisition in November 2006, we have two notes payable to a former MindSolve officer. Total future obligations amount to $1,438,000 and will be paid in two equal installments of $719,000 in November 2007 and 2008, respectively. In addition, effective with the MindSolve acquisition, we have change of control payments to be made to certain employees of MindSolve who are now our employees. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total future obligations amount to $1,508,000 with scheduled payments of $920,000 and $588,000 in 2007 and 2008, respectively.

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

We have entered into various arrangements with hosting services vendors expiring through 2007 totaling $714,000.

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

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and believe stock options provide our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may exceed the exercise price of options held by some of our employees and the effectiveness of our stock option program may be adversely impacted. For example, at September 30, 2007, 62% of our outstanding stock options had exercise prices in excess of the current market price of our common stock.

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

Interest rate risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at LIBOR rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on EBITDA. As of September 30, 2007, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 5.36% plus 2.25%, resulting in a total interest rate of 7.61%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

Foreign currency exchange risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the U.S. dollar. In the three and nine-months ended September 30, 2007, international revenue from our foreign subsidiaries accounted for approximately 16% and 19% of total revenue, which is relatively unchanged from 17% and 20% in the comparable periods in 2006, respectively. For the years ended December 31, 2006, 2005, and 2004, these sales amounted to 16%, 25%, and 29%, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter of 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary.

On September 26, 2007, we entered into a forward contract in which we sold approximately 2.5 million GBP, equivalent $5.0 million USD, for a value date of October 31, 2007, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.6 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.4 million loss.

The effect of foreign exchange rate fluctuations for the three and nine-months ended September 30, 2007, was a cumulative net loss of $7,000 and a cumulative net loss of $51,000, respectively, as compared to a cumulative net loss of $48,000 and to a cumulative net gain of $125,000 in the corresponding prior year periods. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations our future operating results.

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

We expect to continue to derive substantially all of our revenue from the licensing of our learning management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, services, on-demand subscriptions and hosting. We have not been GAAP profitable and we may not achieve GAAP profitability. If we fail to continue to generate adequate revenue from the SumTotal 7 Series and related services, we will continue to incur losses.

We are in the process of shifting our emphasis to a subscription and support revenue model by offering our products as on-demand subscriptions. We anticipate that our future financial performance and revenue growth will depend upon the acceptance and growth of our on-demand products. As a result, we are in the process of transitioning to support on-demand subscription products, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate. As we shift our focus to offering our products on-demand, we will likely incur a reduction in our traditional software license revenues, which may not be offset by our on-demand revenues. This transition may require more time and resources than we currently anticipate, which would adversely impact our financial results.

Furthermore, we recently announced we were taking actions to reduce our operating expenses, including the elimination of a number of positions, resulting in a one-time restructuring charge in the fourth quarter of 2007. While we believe the full benefit of the savings of these actions will commence in the first quarter of 2008, there can be no guarantee that these cost reductions will enable us to be profitable in 2008 or subsequent periods.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements for SumTotal 7 Series and the legacy products;

•	the mix of revenue from products and services;

•	our transition to offering our products as on-demand subscriptions and a subscriptions and support revenue model;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially SumTotal 7 Series and related services;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	ongoing costs and efforts in connection with compliance with Sarbanes-Oxley Section 404;

•	the timing of revenue and expense recognition;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with performance management and compensation management solutions, and the rapidly evolving nature of our market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and are essentially fixed in the short-term. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with Sarbanes-Oxley Section 404, may also increase and cause us to fall short of our forecasts. Failure to meet our forecasts would likely cause a decline in the price of our common stock.

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

Our business depends on the overall demand for learning management systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that the budgets for technology spending are reduced, demand for our products will also decrease. Furthermore, the market for our products may be disproportionately affected by weakness in general economic conditions or the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their learning management systems a priority. Weak economic conditions, or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced sales.

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

Although we generally attempt to limit contractually our liability for damages arising from defects and other mistakes in our software products and in rendering professional services, these contractual protections are not always available and may not be enforced or otherwise protect us from liability for claims such as warranty claims, refund claims, or litigation claims. If such a claim is successful, we may be required to refund money and our insurance may not be sufficient to cover our liability. Any of these consequences could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

If we fail to successfully manage our product transition to, or fail to successfully deploy upgrades to, our SumTotal 7 Series on a timely basis, our business and financial results will be harmed.

We introduced SumTotal 7.0 in late December 2004, SumTotal 7.1 in April 2005, SumTotal 7.2 in June 2006, SumTotal 7.5 in December 2006, and SumTotal 7.6 in June 2007, and plan to launch subsequent product releases. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to accurately forecast revenue from product sales and related services, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to successfully market and sell the product, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; and Hyderabad, India. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed, but revenue has not yet been recognized. If we fail to successfully manage the transition to new product offerings, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

The anticipated benefits of our acquisition of MindSolve may be delayed or may not be realized.

We expect that our acquisition of MindSolve will enhance our position in the performance management industry through the integration of MindSolve’s technologies, products, services, partnerships, and customer contacts into our current product offerings. Achieving the expected benefits of the acquisition, however, depends in part on the integration of MindSolve’s technology, products, operations, partnerships, and personnel in a timely and efficient manner. The challenges involved in successful integration include:

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

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. In addition, as part of our acquisition of MindSolve, we acquired its “Drag and Drop” patent and, as a result, patent protection may become a more important component of the methods we use to protect our proprietary technology. These legal protections afford only limited protection for our technology. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

Our products include third party technology, the loss of which could materially harm our business.

We use licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning management solutions until equivalent technology, if available, is identified, licensed and integrated.

Our credit facility requires compliance with certain restrictive covenants, and if we breach the covenants, we will be in default and the lender could demand immediate repayment and foreclose on the loan.

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, EBITDA levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of September 30, 2007 was approximately $9.8 million, and, if we were unable to repay such amounts, could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could significantly reduce our cash position or, if we are unable to repay the loan, leave us without the ability to control which assets are sold to satisfy the loan or sufficient assets to continue as a going concern. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Even though in the second quarter of 2007 we closed on a registered direct offering of our common stock, raising over $32 million after fees and expenses, if our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we believe we will be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ learning management software implementations and provide access to that software using the Internet. Computer viruses could be introduced into our systems or those of our customers which could disrupt the operation of our hosting systems or make them inaccessible to users. We also depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

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

The learning and performance management software markets are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may also experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services, which may harm our ability to attract new customers and retain existing customers.

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

The performance management and learning management systems software market is highly competitive, and we may be unable to compete successfully.

The market for our products and services is intensely competitive, dynamic and subject to rapid technology change. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of performance management and learning management systems;

•	providers of other performance management and learning management systems solutions;

•	vendors of other enterprise software applications that are beginning to offer learning delivery and management functionality;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

Additionally, companies may choose to develop their own learning and performance management software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the performance management and learning management systems market, and we expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

Our core offering, the SumTotal 7 Series, integrates solutions addressing the learning management, performance management and compensation management segments of our market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 7 Series. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire learning and performance management market, or selling to customers who only need solutions in a specific segment.

Certain of our competitors have greater resources to develop or acquire the products and technologies necessary to compete against us.

The market for our products and services is highly competitive and subject to rapid change, with no single company accounting for a dominant share of the market. Nevertheless, several market research firms have predicted continued vendor consolidation over the next several years. Some of our existing and potential competitors, such as Oracle Corporation and SAP AG, have longer operating histories and significantly greater financial, technical, marketing and other resources. These companies not only have more resources to develop their own products and technologies internally but can also use such resources to acquire competing products and technologies through acquisitions or other strategic transactions and quickly enter the performance and learning management market and compete with us on both product offerings and pricing. As a result, we may not be able to compete successfully against such current and future competitors, and competitive pressures that we encounter may seriously harm our business.

The performance management and learning management systems software markets may not grow to a sufficient size or at a sufficient rate to sustain our business.

Corporate training and education historically have been conducted primarily through classroom instruction and performance management solutions have traditionally been done using paper-based systems, desktop applications, spreadsheets, classroom settings, and human resource management systems. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success depends on the extent to which companies implement performance and learning management software solutions for the design, development, delivery and management of their corporate learning needs and performance management solutions for rating, reviewing and evaluating individuals.

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement performance and learning management software solutions or performance management solutions, they may still choose to develop such solutions internally. If the use of performance and learning management software does not become widespread, or if companies choose to develop such software or solutions internally rather than acquiring them from third parties, then our performance and learning management software and performance management solutions will not be commercially successful.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in our operating results;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts;

•	changes in conditions or trends in the learning and performance management market;

•

announcements by us or our competitors of significant customer wins, technological innovations, new products or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in demand for our products, including due to seasonality;

•	additions or departures of key personnel;

•	foreign currency, interest rate, and fixed income risks; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on September 30, 2007 was $68.5 million and $15.0 million, respectively.

We have experienced and may continue to experience turnover of senior management and key personnel, which could harm our business or operations.

Our success depends to a significant degree on the performance of the senior management team and other key employees. While certain of our Section 16 officers were granted two-year retention agreements in October 2005, at approximately the time our former chief executive officer resigned, these agreements expired in October 2007 and there is no guarantee that such officers will remain employed with us. We do not have employment agreements other than offer letters with our Section 16 officers or with any other key employee, and we do not maintain key person life insurance for any Section 16 officer or key employee. Furthermore, in August 2007, we announced the departure of our Chief Operating Officer, who would be leaving the Company by the end of the year. As a result of his departure, or the departure of any of our other Section 16 officers or key employees, there is a risk that we will be unable to effectively manage the Company and successfully meet operational and other challenges, which could harm our business.

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

We announced a restructuring in October 2007 which included the termination of employment of a number of our employees. In connection with the employment terminations, we offered, in exchange for releases of claims against us, severance packages to each of the terminated employees. There is no assurance that all of the terminated employees will sign the releases. Those that choose not to, may choose to sue us for wrongful termination, in which case, even though we believe such suits would be meritless, such suits may divert management resources and will be costly to defend. The results of such litigation, if any may be difficult to predict, and a judgment or settlement may adversely affect our operating results, which may result in a lower stock price.

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

In light of recent terrorist activity, political and military instability, and existing and possible United States military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and compete effectively in the performance and learning management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

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

Purchases of Equity Securities – Certain information regarding purchases made by us or on our behalf, or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the quarter ended September 30, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands) (1)
July 1-31, 2007	—	$—	—	$—
August 1-31, 2007	383,300	5.59	383,300	12,859
September 1-30, 2007	—	—	—	—

Third Quarter 2007	383,300	$5.59	383,300	$12,859

(1)	On August 20, 2007, we announced that our Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $15.0 million of shares of our common stock from time to time at prices and on terms satisfactory to us. The 2007 program does not have an expiration date.

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems

10.2*	Transition Agreement dated September 24, 2007 between David Crussell and SumTotal Systems

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

November 8, 2007	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on March 19, 2004)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems

10.2*	Transition Agreement dated September 24, 2007 between David Crussell and SumTotal Systems

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.