Form 10-K
period 2007-12-31
SUMTOTAL SYSTEMS INC
filed 2008-03-13
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes    ☒   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 3, 2008 was approximately 32,258,405 shares.

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 29, 2007, on the Nasdaq Stock Market LLC (“Nasdaq”) of $7.83 per share, was approximately $252.7 million. For the purpose of the foregoing computation, only the directors and executive officers of the registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Document incorporated by reference

As noted herein, the information called for by Part III of this Annual Report on Form 10-K is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be filed in conjunction with the registrant’s 2008 Annual Meeting of Stockholders, scheduled to be held on June 6, 2008, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007 (the “2008 Proxy Statement”). Only those portions of the 2008 Proxy Statement which specifically address the items required to be set forth herein are incorporated by reference.

SUMTOTAL SYSTEMS, INC.

FORM 10–K

For the Year Ended December 31, 2007

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

We maintain our executive offices and principal facilities at 1808 North Shoreline Boulevard, Mountain View, California 94043. Our telephone number is (650) 934-9500 and we maintain a website at www.sumtotalsystems.com. Investors can obtain copies of our Securities and Exchange Commission (“SEC”) filings from our web site free of charge, as soon as reasonably practicable following such reports being filed or furnished with the SEC. Investors may also obtain such reports free of charge from the SEC website at www.sec.gov. In addition, our charter documents, as well as the Code of Ethics for our Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors and Reporting Hotline Policy for the Anonymous Reporting, Receipt, Treatment and Retention of Concerns to our SumTotal Systems, Inc. Board of Directors’ Audit Committee Members or Executive Staff are posted on our website. We intend to post any amendments or waivers to our Code of Ethics on our website.

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

On March 18, 2004, we merged with Docent, Inc. (“Docent”), a public company listed on Nasdaq, to form SumTotal® Systems, Inc. (“SumTotal” or “SumTotal Systems”). For accounting purposes, the merger was treated as an acquisition by Click2learn of Docent. We acquired Pathlore Software Corporation (“Pathlore”), a privately held provider of learning management systems (“LMS”), on October 4, 2005. Expanding our focus to the broader talent management market, we acquired Mindsolve Technologies, Inc. (“MindSolve”), a privately held provider of performance management software, on November 14, 2006.

Company Overview

We are a global provider of learning, performance, and talent management solutions. Our offerings include learning, performance and compensation management software and services. Our markets are worldwide and include a broad range of industries. We are the global market share leader in learning management systems based on revenue, according to a 2007 study by Bersin & Associates, an independent market research firm. Our solutions automate the talent management processes within organizations including aligning individuals’ goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a subscription or perpetual license basis. Our solutions can be provided on an on-demand basis or deployed at the customer’s site. We have more than 1,500 customers worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities.

Industry Overview

Talent Management Market Drivers

Human capital is critical for any organization. In January 2005, HR Magazine stated that as much as 80% of a company’s worth is tied to its human capital. In order to operate and compete effectively, organizations need to recruit, train, evaluate and appropriately compensate their employees. We define these functions as talent management. The goal of talent management is to ensure that people have optimum skills and competencies to achieve the organization’s business objectives.

Challenges which impact successful talent management in today’s market include:

•

Changing Workforce Demographics. As the population ages in the United States (“U.S.”), the potential short fall of qualified workers has become a top concern for executives. The Economist, in October 2006, estimated that America’s 500 leading companies will lose approximately 50% of their senior managers over the next five years, and, by 2025, in Japan, the second largest economy in the world, the number of people aged 15 to 64 is projected to fall by 14%. Because of this demographic shift, talent management solutions are becoming increasingly important to retain workers longer, while simultaneously helping to attract the best new candidates and ensure that knowledge and experience are transferred throughout the organization;

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

Traditional Approaches

Traditionally, organizations use paper-based systems, desktop applications, spreadsheets and human resource management systems (“HRMS”) for their talent management needs. For example, organizations communicate goals through memos and email, manage performance appraisals using word processing programs, register students for training and track completions using spreadsheets, train individuals in a classroom setting and use handwritten notes for succession planning. In these examples, a single, integrated view of an employee’s goals, performance appraisals, training and succession plans does not exist. In addition, these traditional approaches are inefficient, costly and lacked the sophistication and specialized functionality that could provide an organization with a competitive advantage in today’s market. Traditional approaches often prevent organizations from benefiting from a holistic view of an individual, from goal setting through succession planning.

Learning, Performance and Talent Management Solutions

To meet today’s talent management challenges, organizations can benefit from implementing technology solutions to manage and automate the talent management processes. Talent management solutions help companies and government agencies around the world achieve measurable improvement in business results in vital areas such as sales, operations, manufacturing, support, finance and marketing. Through strategic and effective talent management, we believe that organizations are able to achieve superior business results by optimizing talent within organizations, as well as their extended enterprise of partners and channels. Talent management solutions enable organizations to train individuals to perform their jobs more efficiently or develop skills for future job opportunities, incentivize individuals based on performance, retain talent through performance-based promotions and ensure that compliance requirements are followed.

Talent management breaks down into two sub-domains; Talent Acquisition and Talent Development. Given the world-wide drivers for talent management, we have focused our energies and solutions on addressing the Talent Development areas. The core solutions comprising Talent Development are learning management, performance management, and compensation management.

Learning management systems are key to the development solution. According to independent industry analyst Bersin Associates, in its January 2006 study, “[t]he LMS is one of the only systems in the enterprise that is touched by nearly every employee and manager.” LMS solutions enable organizations to help maximize the productivity of their individuals. LMS, or eLearning, is defined as the automation and management of activities related to providing classroom-based training and web-based training, including content creation, facilities and instructor management, student management and compliance and certification tracking. With LMS solutions, organizations can address one or more of the following business challenges:

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

Employee performance management systems are also key to the development solution and represent one of the fastest growing markets within enterprise software. Organizations now face major demographic changes that affect the workforce, have growing needs for specialized skills, and struggle to recruit and maintain employees. Thus, companies have an increased need to track employee performance. Our employee performance management systems provide organizations a centralized platform to maintain, track, and evaluate employee performance data. Organizations can reduce significant risk and act on many areas affecting their workforce, including the ability to:

•	align individual goals with corporate strategy;

•	automate performance appraisal processes to save time and increase the quality of performance reviews;

•	diagnose employee skills gaps and provide actionable development plans that improve performance;

•	align employee compensation directly with individual performance;

•	reduce employee turnover by providing employees more engaged & systematic feedback processes, tracking career planning, and creating succession plans; and

•

reduce flight risk and decreases in productivity by providing succession planning tools that identify key positions across an organization, the criticality of losing specific employees, and how prepared an organization is to manage those positions.

Market Opportunity

According to a 2005 report by The Yankee Group, an independent research firm, the talent management market, which The Yankee Group refers to as the workforce lifecycle management market, is expected to grow from approximately $1.4 billion in 2005 to $2.2 billion in 2008, representing a compound annual growth rate of approximately 17% globally. Each of the market segments within talent management in which we compete is also growing. We believe the LMS market size is approximately $600 million. Furthermore, we also believe the performance management market is the fastest growing segment within talent management.

Our Solutions

Our flagship offering, the SumTotal Systems Enterprise SuiteTM (“SumTotal 7 Series”), is an integrated suite of software applications that combines learning management, performance management, compensation management and learning content management. We sell our solutions to organizations in a variety of industry sectors, targeting customers with 300 users to over 100,000 users. Our large customer base includes over 1,500 customers broadly distributed across a variety of industries.

Our solutions are deployed at the customer’s site, hosted by us or by another hosting provider. We offer our solutions on a subscription or perpetual basis.

The SumTotal 7 Series provides the following key benefits:

•

Talent Management Efficiencies. Organizations can reduce the time and resources required to track and manage the processes related to goal setting, performance reviews, training schedules and registrations, succession planning, and compensation adjustments. Using our solutions, customers are able to dramatically reduce administrative overhead, travel, and distribution costs as related to training;

•

Operating Cost Leverage. Our customers are able to improve productivity of employees, reduce turnover, improve employee satisfaction and reduce the time required to train employees, enabling the operations of the organization to run more efficiently;

•

Reduced Cost of Compliance. Many of our customers participate in regulated industries. For instance, individuals conducting clinical research must be trained in and comply with Good Clinical Practices, an international ethical and scientific quality standard for clinical trials involving human subjects. Our solutions enable compliance officers to measure training compliance, saving our customers fees and penalties associated with non-compliance;

•

Increased Revenue. Our solutions enable our customers to achieve faster time to market compared to traditional classroom training, thereby enhancing sales force readiness. For example, a worldwide organization can simultaneously train its employees on a new product days before market introduction, whereas traditional approaches, using worldwide classroom training would take considerably longer; and

•

Goal Alignment. Customers are able to align individual goals to organizational objectives to reduce inefficiencies and improve productivity by ensuring that all employees are working toward the same objectives. By centralizing both organizational and individual goals with goal progress and status, managers and employees can improve their performance.

Our Strengths

The strengths of our business include:

•

Market Share Leader in LMS. We are the global market share leader for LMS based on revenue, according to a 2007 report from Bersin & Associates. We believe our market position and brand recognition enhance our ability to be included in competitive selection processes and our large customer base enhances our reputation among potential customers;

•

Global Footprint. We have a global presence and our solutions support global operations. Our scalable solution has been implemented at many of the world’s largest organizations. We believe our global footprint provides a competitive advantage in selling to large, multi-national, multi-lingual organizations that have worldwide locations and needs;

•

Vertical Market Focus. We have Fortune 500 customers in numerous vertical markets. Each vertical market into which LMS and talent management solutions is sold has its own needs. For example, we have optimized our solutions for customers in the retail industry to operate in stores where point of sales operations constrain Internet bandwidth during business hours and new hire training is critical as annual employee turnover may exceed 100%. Our sales force is organized by vertical markets such as education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities. We believe this industry-focused approach gives us a competitive advantage because our sales force better understands the organization’s business;

•

Robust Product Functionality. We have developed a feature-rich solution suite with the flexibility to provide a low total cost of ownership for both large and small organizations. Our solution has a high degree of functionality including reporting capabilities and configurability, along with vertical industry functionality that provides a greater return on investment; and

•

Channel Partners. We have developed strong relationships with some of the largest human resource outsourcing companies (“HRO”), who purchase our solutions and install them as part of larger software implementations. Where customers choose to outsource their talent management needs to an HRO, our relationships allow us to acquire customers we may not have otherwise been able to reach.

Our Strategy

Our growth strategy is focused on the following objectives:

•

Continue to Grow the Core LMS Business. Our focus is on expanding our growth within our large installed customer base, acquiring new customers, increasing our international sales and penetrating the small and medium business (“SMB”) market. We plan to:

•

Further Penetrate Our Customer Base. While some of our implementations are enterprise wide, many customers have implemented our solutions only in selected divisions or locations. Opportunities exist to further penetrate our customer base by selling additional licenses and modules throughout these customers’ organizations and beyond to their extended organizations;

•

Acquire New Enterprise Customers. We believe enterprises will increasingly standardize on one LMS platform, and that we will be able to leverage our position as a leading worldwide LMS vendor to effectively compete for new enterprise customers;

•

Expand Internationally. While we have customers spread geographically across the Americas, Europe, the Middle East and Africa and Asia/Pacific, we believe the market outside the United States for LMS solutions remains under-penetrated. As a result, we have taken a number of steps to strengthen our international infrastructure, including strategically increasing the number of international employees and partners. We believe this will result in increased sales to international customers; and

•

Better Penetrate the SMB Market. We recently enhanced our hosted on-demand solution, which we believe will enable us to better serve potential customers in the SMB market who may not have the budget or IT resources to implement an on-premise enterprise LMS.

•

Expand Our Performance Management and Compensation Management Customer Base. As noted above, we believe that performance management is the fastest growing segment within the talent management market. To address this segment more effectively, in November 2006, we acquired MindSolve, a performance and compensation management company. The solution suite we obtained through the acquisition has received positive reviews from industry analysts and includes patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals. We believe that our strong position in the LMS market, coupled with our market-leading solutions, make us well positioned to drive growth in the performance and compensation management markets;

•

Expand Our Talent Management Offerings. Our LMS customer base provides us with a broad reach within the larger talent management market. Through acquisition, product development and partnerships, we expect to further expand our product offerings in talent management; and

•

Generate Partner Leverage. We intend to pursue opportunities to add additional partners who will embed our solutions in their broader offerings. Potential partners include HROs, OEMs and other software companies.

Products and Services

We are a global provider of learning, performance and talent management solutions. With the SumTotal 7 Series, we provide organizations with a single solution for managing their talent management needs—from goal setting to employee training and development to pay-for-performance to career development. Our integrated offering enables employees, managers and human resources personnel to manage performance objectives, conduct training, measure progress and plan and set compensation, all of which we believe will improve productivity and increase revenue and profitability. Furthermore, organizations can report, measure and analyze the impact of talent on desired business results and effectively manage performance.

The SumTotal on-demand solution, known as ResultsOnDemand®, offers organizations an affordable and fast implementation solution with enterprise-class talent and learning management capabilities. ResultsOnDemand operates in a segmented multiple customer, or multi-tenant, environment with bundled services that reduce the technical and functional administration usually associated with on-premise or hosted applications. With ResultsOnDemand, customers are provided with a personalized solution that includes their own branded interface, configured emails and notifications and tailored reports. All of the SumTotal 7 Series products are available as a hosted on-demand solution.

SumTotal 7 Series

The SumTotal 7 Series aligns individuals’ goals with organizational goals, prescribes learning plans and training, tracks certification and compliance related activities and correlates training with business results. The SumTotal 7 Series is an open, flexible and scalable web-based system that is configurable to the unique and changing needs of a customer. The suite of software solutions unifies collaborative content development, comprehensive learning management, knowledge management, performance management, real-time collaboration, and analytics into an integrated system. The SumTotal 7 Series is a global platform and is available in over 20 languages.

The SumTotal 7 Series solutions can be integrated with other enterprise applications, such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. The SumTotal 7 Series includes the following modules:

•

TotalLMS™. The TotalLMS module manages learners, content and resources. Organizations can centrally prescribe personalized training to individuals while segmenting functionality and data based on organizational structures such as location, department or customer. Individuals can take training via a variety of methods, including self-paced web, live interactive web, instructor-led, on-the-job, seminars, mentoring and written documentation;

•

TotalPerformance™. TotalPerformance is a module that enables organizations to establish and communicate critical corporate goals, measure performance and ensure that individuals and groups at all levels of the organization are aligned with business objectives. In addition, TotalPerformance provides organizations with the ability to manage talent strategically and plan for employee succession, career development and organizational workforce needs. TotalPerformance includes patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals;

•

TotalCompensation™. TotalCompensation is a module that enables organizations to manage and adjust employee compensation based on performance evaluations, competency ratings and other factors. Both managers and human resources professionals have the ability to adjust base salary, bonuses, cost of living, stock options and other compensation variables;

•

TotalAccess™. TotalAccess is a desktop module that provides a comprehensive, online learning environment without requiring a connection to the network, enabling users to access their learning offline through one-click downloads to their personal computer, and, when re-connected, one-click uploads to the server;

•

TotalLCMS™. TotalLCMS is a web-based module for training and simulation that enables team-based content creation, authoring and collaborative development for instructional designers, subject matter experts, project managers and reviewers;

•

TotalVersioning™. TotalVersioning is a module that automates the process of managing and tracking multiple versions of a learning activity and produces complete sets of reports for compliance management;

•

TotalCollaboration™. TotalCollaboration is a module that provides an interactive forum for employees to obtain information from experts and for organizations to capture information for future reference. TotalCollaboration enables employees to obtain immediate answers from experts via threaded discussions, enhancing an organization’s productivity and knowledge base; and

•

TotalInformation™. TotalInformation is a module that allows organizations to extend the learning experience beyond formal courseware to informal content and information by allowing individuals to quickly search, browse and access informal content such as documents, job-aids and video.

ToolBook Solution

Our ToolBook® Instructor and ToolBook Assistant enterprise learning content creation solutions are targeted at small teams and individual authors that require a robust, desktop instructional-design capability. These solutions enable our ToolBook customers to create their own media-rich interactive learning content for deployment on TotalLMS, other standards-compliant learning management systems or CD-ROMs. ToolBook Instructor, targeted at professional software developers, is a multimedia development system for creating sophisticated applications and simulations. ToolBook Assistant, targeted at learning professionals and content experts, is an easy-to-use authoring product that automates much of the process of developing learning applications. Both solutions are licensed on a per copy, perpetual basis.

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

Services

We complement our product solutions with a range of services to enable organizations to implement, evaluate and maintain their enterprise learning solutions. We typically bill our customers for these services on a time and materials basis. Our service offerings include:

•

Professional Services. Our range of professional services includes needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts;

•

Technical Support. We provide global customer support before, during and after installation of our software solutions. Assistance in the use of our solutions is available from technical support engineers by domestic and international e-mail, telephone, or through our self-service knowledge base. Support is typically provided on an annual contract basis, which includes software updates, bug fixes, documentation, and patches;

•

Hosting. We offer comprehensive hosting services that allow extended enterprises to successfully deploy our applications with minimal IT infrastructure and resources. Through our dedicated application hosting services, our customers receive worldwide access to our learning applications;

•	Training. We offer a comprehensive range of customer and partner training programs that are available online as well as in an instructor-led format at our facilities and customer sites;

•

BPO. We offer a set of managed services for business process outsourcers (“BPO”) to outsource the administration and support for each of our software solutions. BPO customers receive end user support, ongoing system administration, ongoing custom report design and delivery, regular contact with customers to review, analyze and improve operations, post-implementation process design consultation and end-user training; and

•	Content. We offer a range of third party content from our content partners that address industry-specific and solution area needs.

Technology, Research & Development

Our solutions are designed on a standards-based, open and scalable architecture, are web-based and are accessible by users through standard web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across the globe. The architecture has been designed to allow content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet enabled devices. This allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. The principles of customer success and innovation drive our product roadmap development.

Our efforts and expenditures in research and development are devoted to continually enhancing the functionality and scalability of our current product offerings and the development of new products. Our research and development expenditures are expensed as incurred. These expenses were $21.4 million, $18.7 million and $12.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and represented 17.6%, 17.6% and 16.5%, respectively, of total revenue from operations in those periods. These expenses for the year ended December 31, 2006 include a charge for in-process research and development of $1.1 million, which was written off in conjunction with our purchase accounting for the MindSolve acquisition. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the differing needs of our customers. Our software incorporates third party software in addition to code that we have developed ourselves. Server applications are based on standard web server technology and are implemented in Java, ASP, C#, or C++ with both native and standards-based connectivity to both the web server and the database. Key features of our technology include:

•

Scalable Platform. Our solutions are designed to run in a single or clustered application server environment, allowing individual hardware platforms to be sized to the specific needs of a customer. We are also able to add content servers in one or more geographic locations to provide the capacity to handle large courses and types of content to reduce network constrictions;

•

Multiple Simultaneous Cultures. Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the application. This includes such features as the support for multiple simultaneous languages from a single application server as well as the support of multiple currencies in a single system;

•

Ease of Implementation. Our solutions have been designed to be easily tailored to an organization’s business environment. Our system configuration enables administrators to control all aspects of the system including the functionality, workflows, notifications, reports and user interface. In addition, advanced use of web services and delivery of a web services Software Development Kit (“SDK”) allows organizations to easily integrate our solutions within their existing environments. A standard system can be quickly and easily deployed using automated installation scripts;

•

Standards-Based Open Architecture. Our solutions provide direct and standards-based connections to industry standard databases and web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is compatible with the Aviation Industry CBT Committee (“AICC”) AGR-010 Internet-based course management interface standards. We are also in conformance with the U.S. Department of Defense (“DOD”) Advanced Distance Learning (“ADL”) initiatives SCORM version 1.2 and 2004 specifications and the IMS metadata tagging version 1.0 specification; and

•

Remote and Wireless Operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our TotalAccess application allows users to access their learning offline through one-click downloads to their laptop, and, when re-connected, one-click uploads to the server. Our technology platform also allows us to deliver solutions through Internet enabled devices.

Backlog

As of December 31, 2007 and 2006, we had firm backlog orders of approximately $76 million and $64 million, respectively. Backlog includes all deferred revenue, and contractual commitments where the customer has not yet been billed for services performed or product delivered. Backlog consists primarily of support contracts for our license products, hosting contracts, implementation services work contracted but not performed, the unperformed portion of our on-demand subscriptions and licenses with unfulfilled product deliverables or acceptances. Although we expect that most of the current backlog will be recognized as revenue over the next 12 months, there is no assurance that all such backlog will be recognized over the next 12 months, or at all.

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

We also have telesales representatives focused on certain product lines and smaller customers. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support.

We conduct a variety of marketing programs to promote our learning, performance, and talent management solutions, including advertising in national business and technology magazines and trade publications, attending major trade shows, conducting direct mail and e-mail campaigns, public seminars, web-based seminars and public relations activities focused on company news and successful applications of our solutions. As a leading provider of talent and learning technologies, we participate as an exhibitor and speaker at numerous trade shows. We also maintain an area on our website where potential customers can obtain information about our solutions.

Revenue by geographic region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2007		2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$97,219	79.7%	$83,861	79.1%	$55,881	74.5%
Other Americas	6,183	5.1%	5,148	4.9%	3,187	4.3%

Total Americas	103,402	84.8%	89,009	84.0%	59,068	78.8%
Europe, Middle East and Africa	14,023	11.5%	13,050	12.3%	13,034	17.4%
Asia/Pacific	4,499	3.7%	3,929	3.7%	2,868	3.8%

	$121,924	100.0%	$105,988	100.0%	$74,970	100.0%

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

Human Resource Outsourcers

We also have formed alliances with several HROs that include our learning, performance and talent solutions as part of a complete HRMS outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, performance management, content management and synchronous web collaboration technologies that extend the value of the SumTotal solution.

Customers

We provide our learning, performance, and talent management solutions to over 1,500 customers covering 15 million users, and including approximately one half of the Fortune 100 across a broad range of geographies and industries. We serve clients in a variety of industries such as education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities. No customer accounted for greater than 10% of our total consolidated revenue in 2007, 2006 or 2005.

Competition

We compete primarily in the learning, performance and talent management markets. The market for our products and services is highly competitive and subject to rapid change. Furthermore, it is a dynamic industry in which there has been consolidation, which we expect to continue.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Much of our development work is performed in India, where the legal protection of proprietary technology is not as developed as it is in the United States and, thus, to the extent we learn of violations of the law or breaches of contractual obligations, our remedies are more limited than in the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. Our means of protecting our intellectual property rights, both here and abroad, may not be adequate to protect us from the infringement or misappropriation of our intellectual property rights by others.

International Operations

In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by establishing additional reseller relationships to expand the geographic reach of our enterprise learning, performance, and talent management solutions. Our success in international markets will consequently depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

In November 2002, we established an office in Hyderabad, India to increase our research and development and global services capacity at a lower cost than would be possible by adding this capacity in the United States. We rely on this office to enable us to support our customers and deliver new releases of our solutions on time and within our established budgets. As of December 31, 2007, we had 341 employees in this office, up from 294 and 235 at December 31, 2006 and 2005, respectively.

Employees

As of December 31, 2007, we had 806 employees. Of these employees, 113 were engaged in sales and marketing, 246 in research and development, 330 in services and support and 117 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, product support, sales and senior management personnel.

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

We have a history of losses and we may not achieve profitability under generally accepted accounting principles (“GAAP”) on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. We have not been GAAP profitable and we may not achieve GAAP profitability. If we fail to generate adequate revenue from the SumTotal 7 Series, successor products and related services, we will continue to incur losses.

Furthermore, we have taken actions to reduce our operating expenses, including the elimination of a number of positions, in the fourth quarter of 2007. While we believe the full benefit of the savings of these actions will commence in the first quarter of 2008, there can be no guarantee that these cost reductions will enable us to be profitable in 2008 or subsequent periods.

In addition, in the future, we expect to continue to incur additional non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses. Further, starting with the first quarter of fiscal 2006, we were required to record as an expense, charges related to all current non-vested outstanding and future grants of stock options in our reported results of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. This had the impact of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

We are currently increasing our emphasis on subscription-based, on-demand offerings, which could slow our short term revenue growth and affect our revenue derived from perpetual license sales.

While we continue to offer and support our software on a perpetual license model, we are in the process of increasing our emphasis on a subscription revenue model by offering our products as on-demand subscriptions. We anticipate that our future financial performance and revenue growth will depend upon the acceptance and growth of our on-demand products. Offering on-demand subscription products represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate. As we increase our focus on offering our products on-demand, we may incur a reduction in our traditional perpetual software license revenues, which may not be offset by our on-demand revenues. Moreover, our short term financial results could be affected by upfront investments required to grow our on-demand offerings.

Additionally, we recognize revenue for our on-demand products over the term of the agreement instead of in the quarter in which the agreement is signed, as is typically the case with our perpetual software licenses. As a result, our operating results may not immediately reflect any increases or decreases in sales of our on-demand offerings, and our short term financial results could be impacted if customers choose our on-demand products instead of our perpetual software offerings. Furthermore, continued revenue from these services requires our customers to renew such subscriptions. Unexpected customer cancellations or low renewal rates of subscriptions could adversely impact our financial results.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	our increased focus on offering our products as on-demand subscriptions;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially the SumTotal 7 Series, successor products to the SumTotal 7 Series, related services and our on-demand subscriptions;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	the timing of revenue and expense recognition;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

Our limited operating history with performance management and compensation management solutions, and the rapidly evolving nature of our market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and are essentially fixed in the short-term. To the extent our future revenue is difficult to predict, we may not be able to adjust spending in response to revenue shortfalls. Other expenses, as a result of changes in the law or otherwise, such as expenses related to litigation or compliance with government regulations, may also increase and cause us to fall short of our forecasts. Failure to meet our forecasts would likely cause a decline in the price of our common stock.

Our sales cycles in our traditional perpetual license business line are lengthy, making the timing of sales difficult to predict and also requiring considerable resources and expense with no assurance that such sales will occur.

For our traditional perpetual license business line, the period between our initial contact with a potential customer and a customer’s purchase of our products and services is lengthy and often extends over several fiscal quarters or a fiscal year. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which typically requires significant time, capital and other resources. Also, as we offer both on-demand solutions and perpetual licenses, this might create customer confusion regarding our offerings, which may delay purchases of our perpetual licensed products and lengthen our sales cycle. The delay or failure to complete sales in a particular quarter could reduce our revenue for that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of a significant portion of our revenue, and our revenue growth would be harmed. Many of our potential customers for perpetual licenses are large organizations which generally take more time to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these large organizations may have a significant impact on our revenue. In addition, we must expend and allocate resources prior to completing a sales transaction, with no guarantee that such transaction will result in an actual sale. Furthermore, the lengthening of our sales cycles may create increased difficulties in negotiating such sales on terms favorable to us. This may result in a delay or failure to generate revenue from our sales efforts and may adversely affect our stock price.

Adverse economic conditions, including reduced information technology spending or increased unemployment may adversely impact our business.

Our business depends on the overall demand for learning, performance and talent management systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that the budgets for technology spending are reduced, demand for our products and services will also decrease. Furthermore, the market for our products and services may be disproportionately affected by weakness in general economic conditions or the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their learning, performance, and talent management systems a priority. Weak economic conditions, or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced sales.

We rely on partnerships, alliances and other relationships to conduct our business, including internationally, and our business may be adversely affected if they do not perform as expected.

Our business relies on a variety of partnerships, alliances and other relationships, such as those with content partners, resellers, original equipment manufacturers, solution integrators, human resource outsourcers and technology partners, to develop, market and sell our products and solutions, including in many foreign countries. We also use independent third parties to provide engineering services, including customer implementation and product development, including customer implementation and product development. As our business grows and evolves, through adding new products and solutions or possible third party or product acquisitions, we have relied, and in the future, we may rely more heavily, on these types of partnerships globally. As a result, we have had to, and may in the future, have to renegotiate or terminate existing relationships. There can be no assurance that we will be able to enter into new contracts, or amend or terminate our existing contracts on favorable terms, or at all. In addition, if we amend or terminate any of our contracts, our former partners may become our competitors in the future. These former partners may be unhappy with their new relationships, and may, as a result, commence litigation against us, regardless of the merits of such litigation. Litigation is expensive to defend, and even the threat of legal proceedings diverts resources, and management attention from operating our business and causes increases in our expense levels, all of which may negatively affect the price of our common stock.

Moreover, our success in international markets will depend to a large degree on the success of these independent partners, with whom we have a limited working experience and over whom we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer so our future success will depend in part on our ability to attract, train and motivate new distributors, resellers, alliance partners and systems integrators and expand our relationships with current independent partners.

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

If we fail to manage successfully our product transition, adapt to rapidly changing technology and evolving industry standards, or deploy upgrades to our products successfully and on a timely basis, our business and financial results will be harmed.

The learning, performance and talent management markets are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Additionally, although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, specific operating systems, or other combinations of licensed software, there may be existing or future platforms or user interfaces that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Our success depends on our ability to adapt to a rapidly changing landscape, to offer new products and services to address our customers’ changing demands and to develop and maintain consistent software product performance characteristics across different combinations of licensed software. We may also experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services, which may harm our ability to attract new customers and retain existing customers.

Since the formation of SumTotal Systems in 2004, we have introduced major product upgrades in December 2004, April 2005, June 2006, December 2006, and June 2007, and plan to launch subsequent product releases in 2008. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to forecast revenue from product sales and related services accurately, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to market and sell the product successfully, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; Gainesville, Florida; and Hyderabad, India. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed. If we fail to manage the transition to new product offerings successfully, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Further, we have plans to discontinue supporting certain legacy products and encourage customers of these products to upgrade to a newer version of our software. However, if these customers chose not to upgrade, our financial results may be harmed.

Our lack of product diversification, and our reliance on the SumTotal Systems 7 Series and its successor products, means that any decline in price or demand for our products and services would seriously harm our business.

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

The anticipated benefits of our entry into the Performance Management industry may be delayed or may not be realized as we integrate products and employees and adapt to a new market with different competitors.

We expect to continue to enhance our position in the performance management industry through the further integration of our performance and compensation management technologies, products, services, partnerships, and customer contacts into our current product offerings. Nevertheless, we may not realize all of the anticipated benefits associated with our entry into the performance management market in a timely manner or at all. Additionally, we had limited experience competing in this space and now face new and different competitors with more experience selling and delivering such software and services. If we are unable to generate greater growth and acceptance of our performance management offering, our business and financial results may be harmed.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property which could diminish the value of our products and services or deter customers from purchasing our products regardless of whether these claims are successful.

From time-to-time, we are involved in legal proceedings or threats of legal proceedings. Litigation is expensive to defend and even the threat of legal proceedings, regardless of their merit, diverts management attention from operating our business and causes increases in our expense levels. We have received, and may in the future receive, threatening letters and notice of claims of infringement of other parties’ proprietary rights. In addition, there are patent-holding companies, entities that do not make or sell products, which may threaten or bring claims against us alleging that our products infringe upon their proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment, deter potential customers from purchasing our products and services, or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all. In the event of an adverse judgment against us (including a judgment or settlement which may impose adverse conditions on us), we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software products, any of which may adversely affect our operating results and cause us to miss our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive harm.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. In addition, our “Drag and Drop” patent is part of our performance management offering and, as a result, patent protection may become a more important component of the methods we use to protect our proprietary technology. These legal protections afford only limited protection for our technology. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. Consequently the value of our products and services to our customers could diminish substantially.

Our products include third party technology, the loss of which could materially harm our business.

We use licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning, performance, and talent management solutions until equivalent technology, if available, is identified, licensed and integrated.

Our credit facility requires compliance with certain restrictive covenants, and if we breach the covenants, we will be in default and the lender could demand immediate repayment and foreclose on the loan.

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of December 31, 2007 was approximately $8.75 million. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our cash flow is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could significantly reduce our cash position. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Even though in the second quarter of 2007 we closed on a registered direct offering of our common stock, raising over $32 million after fees and expenses, if our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we may be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

Any future acquisitions we make, or attempt to make, will need to be integrated into our business and require significant time and effort from our management team, which may disrupt our business and harm our operating results or financial condition.

We have made and may continue to make acquisitions of businesses and technologies to enhance our existing business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or products, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination as evidenced in previous combination and acquisition transactions. For example, although we completed the acquisition of Pathlore in October 2005, the related difficulty in integrating the financial controls and procedures resulted in a material control weakness to our accounting for business combinations in fiscal year 2005 and contributed to our filing an extension to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Moreover, the integration of the products, product roadmap, and operations from the acquisition of Pathlore, MindSolve and any other company we may acquire is a continuing activity and will be for the foreseeable future.

Our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders.

There can be no assurance that we will be able consummate or expand future business combinations, if any, on favorable terms or on a timely basis, or that we will be able to integrate successfully businesses, products, technologies or personnel that we might acquire. Failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately, the price of our common stock. Further, we might be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the revenue generated from this investment.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ learning, performance, and talent management software implementations and provide access to that software using the Internet and also use the Internet to deliver our on-demand subscription services to our customers. Computer viruses could be introduced into our systems or those of our customers which could disrupt the operation of our hosting systems or make them inaccessible to users. We also depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information or personal data, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or personal data, or could cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions. Each of our key third party networks and systems component providers, Internet service providers and telecommunications companies partners have experienced significant outages in the past and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems, which could require us to pay service level credits to our customers or cause our customers to believe we were at fault and withhold payments due to us or sue us for breach of contract, which would result in decreased revenue and a possible decline in the price of our common stock.

Our disaster recovery plan might be insufficient if a major interruption occurs, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations, including software solutions we host for some of our customers, depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. For instance, a number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains, or in Hyderabad, India where the infrastructure is not as robust as in the United States. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading us to pay service level credits or customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in the price of our common stock.

The learning, performance and talent management systems market is highly competitive, and we may be unable to compete successfully.

The market for our products and services is intensely competitive, dynamic and subject to rapid technology change. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of learning, performance and talent management systems;

•	providers of other learning, performance and talent management systems solutions;

•	vendors of other enterprise software applications that are beginning to offer products with learning, performance and talent management functionality;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

Additionally, companies may choose to develop their own learning, performance, and talent management software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the learning, performance and talent management systems market, and we expect the intensity of competition to increase in the future. Additionally, some of our existing and potential competitors, such as Oracle Corporation and SAP AG, have longer operating histories and significantly greater financial, technical, marketing and other resources. These companies not only have more resources to develop their own products and technologies internally but can also use such resources to acquire competing products and technologies through acquisitions or other strategic transactions and quickly enter the learning, performance and talent management market and compete with us on both product offerings and pricing. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

Our core offering, the SumTotal 7 Series, integrates solutions addressing the learning management, performance management and compensation management segments of our market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Additionally, we had limited experience competing in the performance management space prior to our acquisition of MindSolve and now face new and different competitors with more experience selling and delivering performance management software and services. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 7 Series. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire learning, performance, and talent management market, or selling to customers who only need solutions in a specific segment.

The learning, performance and talent management systems software markets may not grow to a sufficient size or at a sufficient rate to sustain our business.

Corporate training and education historically have been conducted primarily through classroom instruction and performance management solutions have traditionally been done using paper-based systems, desktop applications, spreadsheets, classroom settings, and human resource management systems. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success depends on the extent to which companies implement learning, performance and talent management software solutions for the design, development, delivery and management of their corporate learning needs and performance management solutions for rating, reviewing, evaluating, developing and compensating individuals.

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement learning, performance and talent management software solutions or performance management solutions, they may still choose to develop such solutions internally. If the use of learning, performance and talent management software does not become widespread, or if companies choose to develop such software or solutions internally rather than acquiring them from third parties, then our learning, performance and talent management software and solutions will not be commercially successful.

Our operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We, as well as our customers and our partners, are increasingly doing business outside of the United States. Accordingly, our business is subject to a number of risks inherent in international operations, including:

•	difficulties and costs of recruiting and retaining qualified personnel in our offices outside of the United States;

•	difficulties managing a geographically dispersed workforce and sales organization with different learning styles and cultures;

•	export controls, import tariffs and other barriers to trade;

•	changes in laws or regulatory requirements, including tax laws;

•	reduced protection of intellectual property rights;

•	political and economic instability;

•	reliability of infrastructure;

•	potential difficulties in collecting accounts in foreign countries; and

•	fluctuations in currency exchange rates.

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

Our efforts in Hyderabad are subject to a number of risks inherent in international operations. However, certain risks are particularly acute in India, such as:

•	employee turnover;

•	increasing salaries;

•	increased expenses due to fluctuations in currency exchange rates; and

•	less reliable infrastructure.

If our India operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us or customer implementations, our ability to fix defects in our SumTotal 7 Series, our ability to develop new versions of our SumTotal 7 Series and successor products, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers and might negatively impact our customer satisfaction.

In addition, our engineering efforts are based primarily out of three offices: Bellevue, Washington; Gainesville, Florida and Hyderabad, India. If the offices fail to work together successfully, we may experience delays in fixing defects in our products, customer implementations, or in developing and releasing future versions of our product.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in our operating results;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts;

•	changes in conditions or trends in the learning, performance, and talent management market;

•

announcements by us or our competitors of significant customer wins, technological innovations, new products or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our growing emphasis on selling subscription-based, on-demand solutions;

•	fluctuations in demand for our products, including due to seasonality;

•	additions or departures of key personnel;

•	foreign currency, interest rate, and fixed income risks; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

Our success depends to a significant degree on the performance of the senior management team and other key employees, and there is no guarantee that such officers or key employees will remain employed with us. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance. Furthermore, in August 2007, we announced the departure of our Chief Operating Officer, who left the Company at the end of 2007. As a result of his departure, or the departure of any of our other key employees, there is a risk that we would be unable to effectively manage the Company and successfully meet operational and other challenges, which could harm our business.

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

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new, complex and subject to proposed changes. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to retain a favorable assessment of our internal controls over financial reporting during fiscal 2008. If we are unable to effectively remediate any future material weaknesses identified by us or our independent registered public accounting firm, we will be unable to assert that our internal controls are effective, and we may not be able to timely file, or file at all, our periodic financial reports. Even if we are able to file such reports, there may be a loss of stockholder confidence, leading to an adverse effect on the price of our stock.

Future changes in securities laws and regulations may increase our expenses.

Past changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing standards of the NASDAQ Global Market, have increased our expenses as we devote resources to respond to the requirements. Although recent changes to the Sarbanes-Oxley Act of 2002 are intended to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. The securities laws and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and executive officers, which could adversely affect our business.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on December 31, 2007 was $68.5 million and $12.9 million, respectively.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and income taxes could cause us to recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), the AICPA and SEC continue to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. FIN No. 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective income tax rate and consequently, affect our operating results.

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

As of December 31, 2007, we had federal and state NOL and research and development (“R&D”) tax credit carry-forwards available to offset future taxable income. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

In addition, we could be liable for the misuse or unauthorized disclosure of personal data. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. While in May 2007, we became certified under the European Union Safe Harbor which regulates the collection, disclosure and use of personal data, failure to comply with these various regulations could subject us to fines, and cause customers to lose confidence in our software products and related services, thereby negatively affecting our revenue and expense.

Terrorism and United States military actions may adversely affect our business.

In light of recent terrorist activity, political and military instability, and existing and possible United States military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and compete effectively in the learning, performance, and talent management markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

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

Our headquarters is located in Mountain View, California where we lease approximately 22,000 square feet of office space with a term expiring in February 2010 and approximately 2,200 square feet of office space with a term expiring in July 2008.

We lease approximately 39,400 square feet of office space for our engineering and sales headquarters in Bellevue, Washington, of which we use approximately 37,900 square feet with a term expiring in December 2008. We sublease the remaining 1,500 square feet to an unrelated party with a term corresponding to our lease. On February 14, 2008, we entered into an additional amendment of our lease for the Bellevue facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008 occurs. The total aggregate base rent payments for the five year period ending December 31, 2013 will be approximately $7.5 million. Our base rent payments for the Bellevue facility in 2007 were $0.9 million.

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

The contractual commitments, estimated sublease income and restructuring charges associated with all these properties are discussed in Note 9, Restructuring, and Note 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

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

Market Information

Our common stock is traded in the Nasdaq Global Market System under the symbol “SUMT.” The table below provides the quarterly high and low prices, as reported by Nasdaq, for the last two fiscal years.

	Fiscal Year 2007 Price Per Share		Fiscal Year 2006 Price Per Share
	High	Low	High	Low
First Quarter	$8.87	$5.69	$5.06	$4.20
Second Quarter	$8.95	$6.81	$6.95	$4.85
Third Quarter	$8.20	$5.11	$7.77	$5.05
Fourth Quarter	$6.00	$4.48	$7.73	$5.85

Holders of Record

As of March 3, 2008, there were approximately 169 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

Dividends

We did not pay any dividends in fiscal years 2007, 2006 or 2005 and we do not currently anticipate paying cash dividends to our stockholders in the foreseeable future. We expect that we will retain all of future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with the Securities and Exchange Commission’s Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion. As of December 31, 2007, we have purchased 628,243 shares of common stock for an aggregate cost of approximately $3.4 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands) (1)
August 20-31, 2007	383,300	$5.59	$2,141	$12,859
October 1-31, 2007	30,000	5.73	172	12,687
November 1-30, 2007	149,199	4.84	723	11,964
December 1-31, 2007	65,744	4.82	317	11,647

Total	628,243	$5.34	$3,353	$11,647

(1)	On August 20, 2007, our Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $15.0 million of shares of our common stock from time to time at prices and on terms satisfactory to us. The 2007 program does not have an expiration date.

Stock Performance Graph

The graph below compares the cumulative total stockholder return as of December 31 of each year on (1) our common stock with (2) the Nasdaq Stock Market (U.S. companies) Index and (3) the Nasdaq Computer and Data Processing Services Index from December 31, 2002 to December 31, 2007 (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 2002 and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Our stock price, as reflected in the graph, is the stock price of Click2learn from 2002 through March 18, 2004, and the stock price of SumTotal Systems from March 19, 2004 through December 31, 2007.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Global Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2007(1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions and support	$61,281	$48,480	$30,699	$19,846	$7,788
Service	34,285	29,988	21,856	14,748	12,565
License	26,358	27,520	22,415	20,610	9,134

Total revenue	121,924	105,988	74,970	55,204	29,487

Cost of revenue:
Subscriptions and support (6)	21,224	15,316	9,225	7,331	2,520
Service (6)	23,020	21,399	13,823	10,120	7,420
License	517	1,196	1,119	1,434	589
Amortization of intangible assets	8,403	8,828	4,316	4,794	1,176

Total cost of revenue	53,164	46,739	28,483	23,679	11,705

Gross margin	68,760	59,249	46,487	31,525	17,782

Operating expenses:
Research and development (6)	21,425	17,556	12,357	11,558	6,024
Sales and marketing (6)	35,531	31,676	25,480	22,489	12,123

	Year Ended December 31,
	2007(1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)
	(in thousands, except per share data)
General and administrative (6)	19,016	19,858	16,348	10,984	5,559
Restructuring charge	759	68	316	1,137	—
Provision for litigation settlement	—	—	2,683	—	—
In-process research and development	—	1,120	—	1,326	—

Total operating expenses	76,731	70,278	57,184	47,494	23,706

Loss from operations	(7,971)	(11,029)	(10,697)	(15,969)	(5,924)
Other income (expense), net	462	(913)	(324)	(37)	(236)

Loss before provision for income taxes	(7,509)	(11,942)	(11,021)	(16,006)	(6,160)
Provision for income taxes	217	12	95	26	—

Net loss	$(7,726)	$(11,954)	$(11,116)	$(16,032)	$(6,160)

Net loss per share, basic and diluted:	$(0.25)	$(0.47)	$(0.51)	$(0.87)	$(0.67)

Weighted average common shares outstanding, basic and diluted	30,405	25,234	21,819	18,367	9,237

Stock-based Compensation:

Subscriptions and support	$268	$246	$43	$9	$—
Service	549	769	95	24	—
Research and development	590	526	117	100	—
Sales and marketing	1,072	1,041	282	231	—
General and administrative	2,024	1,576	431	1,061	—

	$4,503	$4,158	$968	$1,425	$—

Consolidated Balance Sheet Data:

Cash, cash equivalents, restricted cash and short-term investments	$49,325	$15,729	$19,146	$34,718	$12,862
Working capital (deficit)	23,671	(6,113)	1,250	27,890	9,847
Total assets	171,040	145,063	141,547	95,792	32,665
Notes payable, current portion	6,157	6,095	4,877	—	3,521
Notes payable, non-current portion	4,661	10,735	13,125	—	—
Stockholders’ equity	108,458	79,225	78,302	68,279	18,496

(1)	During fiscal year 2007, we recorded a $0.7 million restructuring charge for employee severance and other costs.
(2)	On November 14, 2006, we acquired MindSolve for $11.3 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements. Also during the third fiscal quarter of 2006, we recorded a $68,000 restructuring charge related to a termination agreement related to our previous Chicago, Illinois facility. This charge represented the difference between the remaining estimated lease liability and the termination settlement of $0.7 million. Refer to Note 9, Restructuring, and in particular, Fiscal Year 2006, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(3)	On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, Pathlore Acquisition, in the Notes to the Consolidated Financial Statements. Also during the fourth quarter of fiscal year 2005, we recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore. Refer to Note 9, Restructuring, and in particular, Fiscal Year 2005, in the Notes to the Consolidated Financial Statements. Further, in the first quarter of fiscal year 2006, we entered into an agreement to settle all patent infringement claims with IpLearn, LLC (“IpLearn”) that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock valued at $181,000 to IpLearn. This was accounted for in the fourth quarter of fiscal year 2005.
(4)	During fiscal year 2004, we recorded a $1.1 million restructuring charge subsequent to the acquisition of Docent on March 18, 2004. We also assigned $1.3 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method (“FIN No. 4”). To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to their present value, using a discount rate of 25%, to estimate the value of the IPR&D. These projects were completed as part of the releases of SumTotal Suite 7.0 and 7.1 in December 2004 and April 2005, respectively.

(5)	Amounts per share and weighted average common shares outstanding for 2003 have been retroactively adjusted to reflect the conversion of Click2learn shares into our shares at a ratio of 0.3188 of our shares for each Click2learn share on March 18, 2004.
(6)	Net loss includes stock-based compensation expense, as is indicated in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a global provider of learning, performance, and talent management solutions. Our offerings include learning, performance and compensation management software and services. Our markets are worldwide and include a broad range of industries. We are the global market share leader in learning management systems based on revenue, according to a 2007 study by Bersin & Associates, an independent market research firm. Our solutions automate the talent management processes within organizations including aligning individuals’ goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a subscription or perpetual license basis. Our solutions can be provided on an on-demand basis or deployed at the customer’s site. We have more than 1,500 customers worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities.

Executive Summary

During 2007, we continued to implement our growth strategy. Highlights with respect to operations include:

•	continued penetration into our customer base by selling additional licenses and modules;

•	acquired new enterprise customers as enterprises increasingly standardize on one LMS platform;

•	continued our sales into the SMB market through our on-demand solutions;

•	expanded our performance management customer base through new customers and selling into our existing customer base;

•

released SumTotal Enterprise Suite™ 7.6 during the third quarter of 2007, which included a number of components of functionality based on customer feedback, the foremost which were ease of use and configurability; and

•

continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our subscription and support revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance. This has grown from 46% of our revenue in 2006 to 50% in 2007.

During the second quarter of 2007, we completed a registered direct offering through a prospectus supplement pursuant to our effective shelf registration statement in which we sold 5,407,571 shares of our common stock at $6.50 per share for aggregate gross proceeds of $35.1 million. The net proceeds of approximately $32.7 million will be used for general corporate purposes and working capital requirements, to potentially repay or prepay our debt, and investments and acquisitions. The capital strengthens our balance sheet and allows us to continue to grow within our core learning, performance, and talent management business.

During the third quarter of 2007, our Board of Directors authorized the repurchase of up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured SEC Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with SEC Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion.

Total revenue increased from $106.0 million to $121.9 million when comparing 2006 to 2007, and our cash flow from operating activities increased from $8.1 million to $12.8 million when comparing 2006 to 2007. Our net loss decreased from $12.0 million to $7.7 million when comparing 2006 to 2007.

Sources of Revenue

We generate revenue from three sources: (1) maintenance and support services, subscription fees from clients accessing our on-demand software, which we also refer to as on-demand subscriptions and hosting arrangements, all of which we refer to as subscriptions and support sales, (2) services performed in connection with consulting agreements and (3) sales of software licenses and related products.

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

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2007, had an accumulated deficit of $283.2 million.

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

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. The Notes to the Consolidated Financial Statements, contained elsewhere in this Report, contain additional information regarding our accounting policies and other disclosures required by generally accepted accounting principles.

Revenue Recognition

We recognize revenue from three sources: (1) maintenance and support services, subscription fees from clients accessing our on-demand software, which we also refer to as on-demand subscriptions and hosting arrangements, all of which we refer to as subscriptions and support sales, (2) services performed in connection with consulting agreements and (3) sales of software licenses and related products. Sales taxes collected from customers are recorded on a net basis.

Revenue derived from software licenses and related products is subject to the guidance and requirements of AICPA SOP No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from our on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with these standards, we recognize revenue when all of the following four conditions are met:

1.	Persuasive evidence of an arrangement exists. For the vast majority of transactions, we consider a non-cancelable agreement signed by our customer and us to be persuasive evidence of an arrangement. For maintenance renewals, an arrangement is evidenced by cash collection or a customer purchase order;

2.	Delivery has occurred. In perpetual licensing arrangements, we consider delivery to have occurred when the software has been delivered to our customer in the manner prescribed in the contractual arrangement and there are no further performance obligations. Services (including professional services, maintenance, and hosting) and our on-demand subscriptions are typically considered delivered as performed;

3.	Fee is fixed or determinable. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than ninety days to be beyond our customary payment terms. In these cases or if the arrangement price is subject to refund, concession or other adjustment, then we consider the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses; and

4.	Collection is probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the recognition of revenue until cash collection.

We sell both perpetual and time-based software licenses. Our customers may or may not purchase with licenses the following: (i) support services that provides for technical support and product updates, generally over renewable 12-month periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, we recognize license revenues under the residual method or the contract accounting method.

Residual Method. License fees are recognized upon delivery whether sold separately or together with other services, described above, provided that: (i) the revenue recognition requirements above have been met, (ii) payment of the license fees is not dependent on any implementation or performance criteria, (iii) the related services do not contain any acceptance provisions, and (iv) services are not essential to the functionality of the software. In these cases, we recognize license revenue utilizing the residual method, as prescribed in SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e.: maintenance, professional services and hosting), but does not exist for one or more of the delivered elements in the arrangement (i.e.: software license). Under the residual method, we defer the fair value of undelivered elements and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue assuming the other revenue recognition criteria are met. Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance or hosting, then the entire amount of revenue is recognized over the delivery period.

Vendor-specific objective evidence is established for most maintenance and hosting of our products based upon the amounts we charge when maintenance and hosting are sold separately. Vendor-specific objective evidence for maintenance in arrangements where license value is greater than one million dollars, we utilize the contractual stated renewal rate, provided that the stated renewal rate is considered substantive.

Partner Arrangements. Distributors, resellers and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these partners have terms which are generally consistent with the standard terms and conditions for the sale of our software to end-users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to our partners is generally recognized on delivery or sell-through and after the end user has been identified.

Contract Accounting Method. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Typically, a percentage-of-completion basis is evidenced by labor hours incurred compared to estimated total labor hours to complete the project. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items. We utilize the cost basis alternative to allocate revenue under SOP No. 81-1. We have the ability to produce reasonably dependable estimates of contract billings and contract costs.

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

When total cost estimates exceed revenues, we accrue for the estimated losses immediately. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Maintenance and Hosting Revenue

These arrangements are recognized on a straight-line basis over the life of the contract. Based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware we have determined that the vast majority of our hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows us to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, we recognize the arrangement ratably under the provisions of SAB No. 104, Revenue Recognition.

On-Demand Subscriptions

In hosted arrangements where we provide our software applications as a service, we considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, we follow the provisions of SAB No. 104 and EITF No. 00-21. Customers will typically prepay for these services, amounts which we will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include set-up fees which are sold on a set fee and/or customization which are billed on a time-and-materials basis. We recognize the revenue from these services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete and the customer has access to the software. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value as a period expense.

Allowance for Sales Returns and Doubtful Accounts

We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all our products and services, we maintain an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance, current economic trends, changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2007. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to our revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Commissions

Commissions are generally expensed as they become payable. Our ResultsOnDemand commissions are deferred and amortized to sales expense over the noncancelable terms of our related subscription contracts with our customers, which are typically 12 to 36 months.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually, typically during the fourth quarter, in accordance with the provisions of SFAS No. 142. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the annual goodwill impairment test, we consider ourself to be one reporting unit.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Restructuring Charges

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. In accordance with SFAS No. 146, a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 9, Restructuring, in the Notes to the Consolidated Financial Statements.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that we believe is more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, net in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made. To the extent that such realizable deferred tax assets related to the results of the acquired company prior to the acquisition, there would be a reduction to goodwill.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R Share-Based Payment, which established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes a previous accounting under APB No. 25, for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to record the impact of SFAS No. 123R.

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Subscriptions and support	50.3%	45.7%	40.9%
Services	28.1	28.3	29.2
License	21.6	26.0	29.9

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscriptions and support	17.4	14.5	12.3
Services	18.9	20.2	18.4
License	0.4	1.1	1.5
Amortization of intangible assets	6.9	8.3	5.8

Total cost of revenue	43.6	44.1	38.0

Gross margin	56.4	55.9	62.0

Operating expenses:
Research and development	17.6	16.6	16.5
Sales and marketing	29.1	29.9	34.0
General and administrative	15.6	18.7	21.8
Restructuring charge	0.6	—	0.4
Provision for litigation settlement	—	—	3.6
In-process research and development	—	1.1	—

Total operating expenses	62.9	66.3	76.3

Loss from operations	(6.5)	(10.4)	(14.3)
Other expense, net	0.3	(0.9)	(0.4)

Loss before income taxes	(6.2)	(11.3)	(14.7)
Provision for income taxes	0.1	—	0.1

Net loss	(6.3)%	(11.3)%	(14.8)%

Comparison of Financial Data for the Years Ended December 31, 2007 and 2006

Revenue

Revenue for 2007 and 2006 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$61,281	$48,480	$12,801	26.4%
Percentage of net revenue	50.3%	45.7%
Service	34,285	29,988	4,297	14.3%
Percentage of net revenue	28.1%	28.3%
License	26,358	27,520	(1,162)	(4.2)%
Percentage of net revenue	21.6%	26.0%

Total revenue	$121,924	$105,988	$15,936	15.0%

In 2007, we continued our success in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series and legacy products and services to new and existing customers was approximately $11.3 million. Revenue from SumTotal Systems’ sales of our Performance Management product increased by approximately $4.6 million.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the year 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
Hosting subscriptions	$14,786	$11,499	$3,287	28.6%
Term license rental arrangements	5,514	3,507	2,007	57.2%
On-demand subscriptions	6,063	2,395	3,668	153.2%

Total subscriptions	26,363	17,401	8,962	51.5%
Support maintenance	34,918	31,079	3,839	12.4%

Total subscriptions and support revenue	$61,281	$48,480	$12,801	26.4%

Approximately $8.8 million of the increase in subscriptions and support revenue in 2007 over the prior year was the result of subscription and support contract sales to new and existing customers related to the SumTotal 7 Series and legacy product suites, $3.6 million of the increase was the result of our acquired MindSolve customers and $0.4 million of the increase was the result of increased sales of third party products.

Changes to the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $3.3 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $2.0 million increase in contract sales to new and existing customers related to the SumTotal 7 Series and legacy products;

•

the increase in on-demand subscriptions revenue was the result of $0.4 million from increased sales of a third-party performance management product and $3.3 million from increased sales to TotalPerformance customers; and

•

the increase in support maintenance revenue was the result of $3.5 million from increased contract sales to customers related to the SumTotal 7 Series and legacy products and $0.3 million from new and acquired TotalPerformance customers.

Price changes in subscriptions and support had no material effect on our revenue in 2007 over the prior year.

Service revenue. The increase in service revenue in 2007 over the prior year was primarily due to a $3.9 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series and legacy products and a $0.4 million increase from additional consulting contracts to new and existing TotalPerformance customers.

Price changes in service had no material effect on our revenue in 2007 over the prior year.

License revenue. The decrease in license revenue in 2007 over the comparable period in 2006 was primarily due to a $1.3 million decrease in sales of our perpetual license products as new SMB customers purchased our subscription offerings rather than the perpetual products we sold historically, offset partially by an increase of $0.2 million in license revenue from new TotalPerformance customers.

Price changes in license had no material effect on our revenue in 2007 over the prior year.

Geographic region. We sell our product in three geographic regions: Americas; Europe, Middle East and Africa; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
United States	$97,219	$83,861	$13,358	15.9%
Percentage of net revenue	79.7%	79.1%
Other Americas	6,183	5,148	1,035	20.1
Percentage of net revenue	5.1%	4.9%

Americas	103,402	89,009	14,393	16.2
Percentage of net revenue	84.8%	84.0%
Europe, Middle East and Africa	14,023	13,050	973	7.5
Percentage of net revenue	11.5%	12.3%
Asia/Pacific	4,499	3,929	570	14.5
Percentage of net revenue	3.7%	3.7%

Total revenue	$121,924	$105,988	$15,936	15.0%

The increase in total revenue in 2007 over the prior year was primarily due to increased sales of our software products in the Americas and for the reasons addressed in the preceding discussion regarding revenue. Revenue in Europe, Middle East and Africa increased due to the benefits of a change in sales management and the strengthening of the British Pound Sterling (“GBP”) and the Euro versus the U.S. Dollar (“USD”). Revenue in Asia/Pacific increased primarily due to benefits of our investments in sales and marketing throughout the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in 2007 over the prior year.

No customer accounted for greater than 10% of total revenue in either 2007 or 2006.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
Subscriptions and support	$21,224	$15,316	$5,908	38.6%
Percentage of total revenue	17.4%	14.5%
Service	23,020	21,399	1,621	7.6%
Percentage of total revenue	18.9%	20.2%
License	517	1,196	(679)	(56.8)%
Percentage of total revenue	0.4%	1.1%
Amortization of intangible assets	8,403	8,828	(425)	(4.8)%
Percentage of total revenue	6.9%	8.3%

Total cost of revenue	$53,164	$46,739	$6,425	13.7%

Cost of subscriptions and support. The increase in cost of subscriptions and support in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to $2.1 million of additional expenses for the acquired MindSolve organization, a $1.4 million increase for an additional 27 employees in the U.S. and India, a $1.2 million increase in equipment and software costs resulting from capital investment in support of our growing hosted revenue streams and software subscription and maintenance expenses related to the expanded user base, a $0.4 million increase for costs related to third party performance management revenue and a $0.8 million increase in other infrastructure costs related to the increase in employees and equipment. We expect cost of subscriptions and support to continue to increase in 2008 to support our growing customer base.

Cost of services. The increase in the cost of services in the year ended December 31, 2007 over the comparable period in 2006 was due to a $1.3 million increase for additional service personnel, a $0.7 million increase for additional third party support for large projects and offset by a $0.4 million decrease in other costs. We expect cost of services to continue to increase in 2008 to support the on-going business and large project orders received in 2007.

Cost of license. The decrease in cost of services in the year ended December 31, 2007 over the comparable period in 2006 is due to reduced usage of third party licenses and content. We expect the cost of license to continue to remain at the 2007 levels.

Amortization of intangible assets. The decrease in amortization of intangible assets in the twelve-months ended December 31, 2007 over the comparable period of 2006 is primarily due to a $0.3 million decrease in the amortization of certain Docent intangible assets which became fully amortized in 2007 and a $1.2 million decrease in the amortization of Pathlore intangibles in line with cash flow projections of the business made at the acquisition, offsetting a $1.1 million increase in amortization of intangible assets related to the MindSolve acquisition reflecting a full year of amortization in 2007.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Year Ended December 31,
	2007	2006
Gross margin
Subscriptions and support	$40,057	$33,164
Percentage of subscriptions and support revenue	65.4%	68.4%
Services	11,265	8,589
Percentage of services revenue	32.9%	28.6%
License	25,841	26,324
Percentage of license revenue	98.0%	95.7%
Amortization of intangible assets	(8,403)	(8,828)
Percentage of license revenue	(31.9)%	(32.1)%

Total gross margin	$68,760	$59,249
Percentage of net revenue	56.4%	55.9%

Gross margin percent for subscriptions and support in the year ended December 31, 2007 decreased over the comparable period in 2006 due to the lower overall margin percent of our TotalPerformance product acquired in November 2006, together with investments in staff and support costs made to expand that business and additional depreciation expense as we invested in our hosting infrastructure.

Gross margin percent for services in the twelve-months ended December 31, 2007 increased over the comparable period in 2006 due to benefits received from additional investments in headcount in 2006 and the integration of the Pathlore services organization.

Gross margin percent for license, exclusive of amortization of intangible assets in the twelve-months ended December 31, 2007, improved slightly over the comparable period in 2006, attributable to the reduced usage of third party licenses and content. Gross margin percent for license, inclusive of amortization of intangible assets improved to due to the decline in license revenue from the prior year and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charge expenses (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
Research and development	$21,425	$17,556	$3,869	22.0%
Percentage of net revenue	17.6%	16.6%
Sales and marketing	35,531	31,676	3,855	12.2%
Percentage of net revenue	29.1%	29.9%
General and administrative	19,016	19,858	(842)	(4.2)%
Percentage of net revenue	15.6%	18.7%
Restructuring charge	759	68	691	1,016.2%
Percentage of net revenue	0.6%	0.1%
In-process research and development	—	1,120	(1,120)	(100.0)%
Percentage of net revenue	0.0%	1.1%

Total operating expenses	$76,731	$70,278	$6,453	9.2%

Percentage of net revenue	62.9%	66.3%

Research and development. The increase in 2007 research and development expense compared to 2006 was primarily due to $2.5 million in additional employee and related costs associated with additional personnel, including hiring related to the acquisition of MindSolve and increased staffing, $1.2 million in additional facility and equipment expenses, $0.1 million in increased travel and recruitment expenses for additional staff and a $0.1 million increase in stock-based compensation. We expect research and development expense to increase in 2008 due to continued investment in future versions our SumTotal product series for LMS and Performance Management.

Sales and marketing. The increase in 2007 sales and marketing expense compared to 2006 was primarily due to an increase of $3.0 million in employee and related costs from additional personnel and commissions, including; $1.4 million in North America, $0.7 million in International, $0.8 million in performance management and $0.1 million in lead generation, a $0.1 million increase in travel expense associated with increased staff, a $0.7 million increase in staff recruitment expenses and other miscellaneous expenses and a $0.1 million increase in marketing programs. We expect sales and marketing expenses to increase in 2008 to support increased revenue expectations.

General and administrative. The decrease in general and administrative expense in 2007 compared to 2006 was due to a $0.9 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.5 million decrease related to facility and other expenses, offsetting a $0.2 million increase in expenses relating to general and administrative personnel and a $0.4 million increase in stock-based compensation expense. We expect a small increase in general and administrative expenses for 2008.

Restructuring charge. During the fourth quarter of 2007, we recorded a restructuring charge of $759,000 in employee severance costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of 31 employees. The restructuring charge in 2006 was due to a restructuring accrual adjustment as result of a final lease termination agreement for our Chicago facility in the third quarter of 2006.

In-process research and development. In 2007, we recognized no in-process research and development costs. In 2006, we assigned $1.1 million of costs in the Mindsolve acquisition to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use and immediately wrote off these costs in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These estimates of cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D. These projects were completed by the end of 2007.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2007 which was allocated as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenue	$817	$1,015

Research and development	590	526
Sales and marketing	1,072	1,041
General and administrative	2,024	1,576

Stock-based compensation included in operating expenses	3,686	3,143

Total stock-based compensation expense	$4,503	$4,158

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2007	2006
Interest expense	$(1,312)	$(1,724)	$412	(23.9)%
Percentage of net revenue	(1.1)%	(1.6)%
Interest income	1,840	702	1,138	162.1%
Percentage of net revenue	1.5%	0.6%
Other income (expense), net	(66)	109	(175)	(160.6)%
Percentage of net revenue	(0.1)%	0.1%

Total non-operating income (expenses), net	$462	$(913)	$1,375	150.6%

Percentage of net revenue	0.3%	(0.9)%

Interest expense. The 2007 decrease in interest expense compared to 2006 was attributable to a lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. The 2007 increase in interest income compared to 2006 was due to higher cash balances as a result of our registered direct offering in the second quarter of 2007 and higher interest rates.

Other income (expense), net. In 2007, we experienced a net foreign exchange loss as opposed to a net foreign exchange gain in the prior comparable period due to our forward exchange hedging program for the USD and GBP contracts which minimized fluctuations related to changes in exchange rates.

Provision for income taxes

We incurred operating losses for all periods from inception through December 31, 2007 with no provision provided for U.S. income taxes until 2007, where $13,000 was provided for alternative minimum taxes. Additionally, we recorded a $204,000 provision for foreign income taxes for 2007. In 2006 we recorded no provision for U.S. income taxes and a $12,000 provision for foreign income taxes. For further discussion of our income taxes, refer to Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements.

Comparison of Financial Data for the Years Ended December 31, 2006 and 2005

Revenue

Revenue for the years ended 2006 and 2005 was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Subscriptions and support	$48,480	$30,699	$17,781	57.9%
Percentage of net revenue	45.7%	40.9%
Services	29,988	21,856	8,132	37.2%
Percentage of net revenue	28.3%	29.2%
License	27,520	22,415	5,105	22.8%

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Percentage of net revenue	26.0%	29.9%

Total revenue	$105,988	$74,970	$31,018	41.4%

Throughout 2006, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series products and services to new and existing customers was approximately $17.0 million. The acquisition of MindSolve added $0.3 million of revenue. Revenue from the Pathlore installed customer base increased $13.7 million as a result of a full year of sales activity in 2006 compared to three months in 2005, following the acquisition of Pathlore in October 2005.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the year ended 2006 over the prior year was as follows (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Hosting subscriptions	$11,499	$8,188	$3,311	40.4%
Term license rental arrangements	3,507	2,257	1,250	55.4%
On-demand subscriptions	2,395	582	1,813	311.5%

Total subscriptions	17,401	11,027	6,374	57.8%
Support maintenance	31,079	19,672	11,407	58.0%

Total subscriptions and support revenue	$48,480	$30,699	$17,781	57.9%

Approximately $11.2 million of the increase in subscriptions and support revenue in 2006 was the result of a full year of subscription and support revenue from the acquired Pathlore customer base, compared to only three months in 2005, $0.3 million of the increase was from service contract sales to new and acquired MindSolve customers, and $6.3 million of the increase was from service contract sales to new and existing customers related to the SumTotal 7 Series product suite.

Changes to the components of subscriptions and support revenue were as follows:

•

$1.3 million of the increase in hosting subscriptions revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $2.0 million was from sales of hosting contracts to new and existing customers related to the SumTotal 7 Series;

•

$0.8 million of the increase in term license rental arrangements revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $0.5 million was from additional in term license rental arrangements contracts related to the SumTotal 7 Series;

•

the increase in on-demand subscriptions revenue was the result of $0.8 million from increased sales of our partner’s performance management product, $0.3 million from increased sales to new and acquired MindSolve customers and $0.7 million was from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005; and

•

$8.4 million of the increase in maintenance revenue resulted from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $3.0 million of the increase was from maintenance contract sales to new and existing customers related to the SumTotal 7 Series.

Price changes in subscriptions and support revenue had no material effect in 2006 compared to 2005.

Service revenue. The increase in service revenue in 2006 over the prior year was primarily due to a $0.7 million increase in consulting revenue from a full year of revenue from Pathlore customers in 2006 versus only three months in 2005 and $7.4 million was from additional consulting contracts to new and existing customers related to the SumTotal 7 Series.

License revenue. The increase in license revenue in 2006 over the prior year was primarily due to a $3.3 million increase in sales of the SumTotal 7 Series. License revenue from our Pathlore installed customer-base increased by $1.8 million, as a result of a full year of sales activity in 2006 compared to only three months in 2005. Pricing levels were relatively similar during both years.

Geographic region. We sell our product in three geographic regions: Americas; Europe, Middle East and Africa; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
United States	$83,861	$55,881	$27,980	50.1%
Percentage of net revenue	79.1%	74.5%
Other Americas	5,148	3,187	1,961	61.5%
Percentage of net revenue	4.9%	4.3%

Americas	89,009	59,068	29,941	50.7%
Percentage of net revenue	84.0%	78.8%
Europe, Middle East and Africa	13,050	13,034	16	0.1%
Percentage of net revenue	12.3%	17.4%
Asia/Pacific	3,929	2,868	1,061	37.0%
Percentage of net revenue	3.7%	3.8%

Total revenue	$105,988	$74,970	$31,018	41.4%

The $31.0 million increase in total revenue for 2006 over the prior year was primarily due to increased sales of our software products in the Americas. Revenue in Europe, Middle East and Africa remained relatively unchanged, due to unusually high turnover in our sales organization. Revenue in Asia/Pacific increased by $1.1 million, or 37%, primarily due to increased sales of our software products in Japan.

Price changes had no material effect on our revenue in any region in 2006 as compared to 2005.

No customer accounted for greater than 10% of total revenue in either 2006 or 2005.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Subscriptions and support	$15,316	$9,225	$6,091	66.0%
Percentage of total revenue	14.5%	12.3%
Service	21,399	13,823	7,576	54.8%
Percentage of total revenue	20.2%	18.4%
License	1,196	1,119	77	6.9%
Percentage of total revenue	1.1%	1.5%
Amortization of intangible assets	8,828	4,316	4,512	104.5%
Percentage of total revenue	8.3%	5.8%

Total cost of revenue	$46,739	$28,483	$18,256	64.1%

Cost of subscriptions and support. The increase in the cost of subscriptions and support in the twelve-months ended December 31, 2006, over the comparable period in 2005 was due to a $3.3 million increase in employee related costs including a full year of charges from the Pathlore acquisition in October, 2005, the addition of MindSolve in November, 2006, and investments in additional SumTotal Systems headcount. Facilities and equipment expenses, including depreciation from new hosting equipment increased by $1.5 million over 2005. Costs related to third party performance management revenue increased by $0.8 million compared to 2005. The remaining increases were $0.2 million from stock-based compensation and $0.3 million in other expenses.

Cost of services. The increase in the cost of services in the twelve-months ended December 31, 2006, over the comparable period in 2005 was due to a $4.6 million increase in employee related costs including a full year of charges from the Pathlore acquisition in October, 2005, and investments in additional SumTotal Systems headcount. Travel expenses associated with increased staff levels increased $0.8 million over 2005, with a portion of these expenses recoverable in projects billed to customers. Facilities and equipment expenses associated with the increased headcount increased $1.0 million over 2005. Costs associated with our customer satisfaction program increased by $0.3 million over 2005. The remaining increases were $0.7 million from stock-based compensation and $0.2 million in other expenses.

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

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Year Ended December 31,
	2006	2005
Gross margin:
Subscriptions and support	$33,164	$21,474
Percentage of subscriptions and support revenue	68.4%	70.0%
Services	8,589	8,033
Percentage of services revenue	28.6%	36.8%
License	26,324	21,296
Percentage of license revenue	95.7%	95.0%
Amortization of intangible assets	(8,828)	(4,316)
Percentage of license revenue	(32.1)%	(19.3)%

Total gross margin	$59,249	$46,487
Percentage of net revenue	55.9%	62.0%

Gross margin percent for subscriptions and support declined in the twelve-months ended December 31, 2006, over the comparable period in 2005. The lower margin percent was a result of the integration of the Pathlore acquisition where expenses were booked for the full year, but there was no benefit for the deferred revenue written off at the time of the acquisition. Additionally investments were made for the hosting and the TotalPerformance revenue streams.

Gross margin percent for services declined in the twelve-months ended December 31, 2006, over the comparable period in 2005. The lower margin percent was a result of lowered efficiencies as we worked through the integration of the Pathlore acquisition service employees and investments in additional employees for service revenue growth. Gross margin in 2006 was also impacted by $0.3 million of costs associated with our customer satisfaction program, and by $0.8 million for stock-based compensation charges related to the adoption of SFAS No. 123R.

Gross margin for license, remained relatively consistent at 96% and 95% for 2006 and 2005, respectively.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charge expenses (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Research and development	$17,556	$12,357	$5,199	42.1%
Percentage of net revenue	16.6%	16.5%
Sales and marketing	31,676	25,480	6,196	24.3%
Percentage of net revenue	29.9%	34.0%
General and administrative	19,858	16,348	3,510	21.5%
Percentage of net revenue	18.7%	21.8%
Restructuring charge	68	316	(248)	(78.5)%
Percentage of net revenue	—	0.4%
Provision for litigation settlement	—	2,683	(2,683)	(100.0)%
Percentage of net revenue	—	3.6%
In-process research and development	1,120	—	1,120	100.0%
Percentage of net revenue	1.1%	—

Total operating expenses	$70,278	$57,184	$13,094	22.9%

Percentage of net revenue	66.3%	76.3%

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

In-process research and development. In 2006, we assigned $1.1 million of assets obtained in the Mindsolve acquisition to IPR&D that had not yet reached technological feasibility and had no alternative future use and immediately wrote off these assets in accordance with FIN No. 4. To estimate the value of the IPR&D, we calculated the expected cash flows attributed to the completed portion of the IPR&D. These estimates of cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2006 which was allocated as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cost of revenue	$1,015	$138

Research and development	526	117
Sales and marketing	1,041	282
General and administrative	1,576	431

Stock-based compensation included in operating expenses	3,143	830

Total stock-based compensation expense	$4,158	$968

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Year Ended December 31,		Change in Dollars	Change in Percent
	2006	2005
Interest expense	$(1,724)	$(394)	$(1,330)	337.6%
Percentage of net revenue	(1.6)%	(0.5)%
Interest income	702	701	1	0.1%
Percentage of net revenue	0.7%	0.9%
Other income (expense), net	109	(631)	740	117.3%
Percentage of net revenue	0.1%	(0.8)%

Total non-operating expenses	$(913)	$(324)	$(589)	181.8%

Percentage of net revenue	(0.9)%	(0.4)%

Interest expense. The increase in interest expense was attributable to the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. Interest income was relatively unchanged in 2006.

Other income (expense), net. The reduction in other expense in 2006 was primarily due to net foreign transaction exchange gains as a result of the strengthening of the GBP against the USD. Beginning in the third quarter of 2006, we adopted a forward exchange hedging program for USD and GBP contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Provision for Income Taxes

We incurred operating losses for all periods from inception through December 31, 2006 and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign income taxes of $12,000 for 2006 and $95,000 for 2005. For further discussion of our income taxes, refer to Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity were $19.2 million of cash and cash equivalents, $30.1 million of short-term investments and a revolving credit facility with Wells Fargo Foothill to a maximum of $5.0 million, adjusted as described in the following paragraph, to meet the working capital requirements of the business.

In July 2006, under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at December 31, 2007.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with greater working capital and will be used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of December 31, 2007, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with the Securities and Exchange Commission’s Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated any time at in the discretion of the Board of Directors.

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

Fiscal Year 2007

Net cash provided by operating activities was $12.8 million in 2007. The cash provided during the period primarily relates to collections of our trade receivables , including those from a major retail customer in the second quarter of 2007, noted by a net decrease in accounts receivable of $1.8 million and a net increase in deferred revenue of $5.9 million, respectively. Offsetting these increases in operating cash are decreases in other accrued liabilities of $1.2 million and restructuring accrual of $0.8 million and our net loss of $7.7 million. Also included in cash provided by operating activities are adjustments to net loss for non-cash items which included intangible assets amortization of $8.4 million, stock-based compensation of $4.5 million and depreciation and amortization of $4.1 million.

Net cash used by investing activities was $29.9 million in 2007. Purchases of property and equipment totaled $5.8 million and were primarily associated with increased staffing levels in our U.S. and India offices and additional leasehold improvements for expanding our facility in Hyderabad, India, and increased investment in our hosting equipment infrastructure. In addition, we purchased $40.3 million of short-term investments and had short-term investments maturities of $16.2 million in 2007. Short-term investments have increased primarily as a result of proceeds from the offering described above. At December 31, 2007, short-term investments had a carrying value of $30.1 million.

Net cash provided by financing activities was $26.1 million in 2007, and consisted of net proceeds from the offering described above of $32.7 million and $3.1 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options. Net cash used by financing activities includes repayments of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million, aggregate payments of $1.9 million for notes payable related to the Litigation Settlement and the MindSolve Shareholder (refer to Note 8, Borrowings, in the Notes to Consolidated Financial Statements) and $3.4 million for purchases of treasury stock.

Fiscal Year 2006

Net cash provided by operating activities was $8.1 million in 2006. The cash provided during the period was primarily related to increases in accounts payable of $1.1 million, accrued compensation and benefits of $3.0 million and deferred revenue of $1.9 million. Other cash provided by operating activities was the result of adjustments to net loss for non-cash items which included intangible assets amortization of $8.8 million, stock-based compensation of $4.2 million, depreciation and amortization of $2.9 million and an in-process research and development charge of $1.1 million. The substantial increase in stock-based compensation was a result of the adoption of SFAS No. 123R effective January 1, 2006. The in-process research and development expenses was a result of the acquisition of MindSolve on November 14, 2006. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to Consolidated Financial Statements for a further discussion of the MindSolve acquisition. Offsetting cash provided by operating activities was cash used in operating activities, including an increase in accounts receivables of $1.8 million and a decrease in restructuring accrual of $1.8 million. The net increase in accounts receivable was due to the record revenue we recorded in the fourth quarter of 2006. The reduction in the accrued restructuring liability was a result of cash payments of the related restructuring liability. With a payment made in January 2007 of $0.7 million pursuant to a lease termination agreement for the Chicago facility, we will have substantially reduced on-going cash payments related to previous restructuring charges. Refer to Note 9, Restructuring, in the Notes to Consolidated Financial Statements.

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

Fiscal Year 2005

Net cash provided in operating activities was $1.6 million for the year ended December 31, 2005, which was an increase of $1.5 million from $0.1 million in 2004. This increase was the result of an improvement in our net loss partially offset by smaller adjustments to reconcile net loss to net cash used in operating activities and less cash generated from changes in assets and liabilities.

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

Commitments

Contractual obligations, including interest, at December 31, 2007 include the following (in thousands):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$12,783	$2,540	$2,681	$1,957	$1,746	$1,753	$2,106
Notes payable to Wells Fargo Foothill	9,439	4,916	4,523	—	—	—	—
Payments under litigation settlement	1,459	1,167	292	—	—	—	—
MindSolve shareholder notes	719	719	—	—	—	—	—
MindSolve change of control	588	588	—	—	—	—	—
Contractual hosting services	1,615	853	692	70	—	—	—

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described below.

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $2.7 million, $2.4 million and $2.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Notes payable to Wells Fargo Foothill include regularly scheduled quarterly principal payments of $1,093,750 and interest payments using an estimated interest rate of 9.0%. For a further discussion of the Wells Fargo Foothill credit facility, refer to Note 8, Borrowings, in Notes to Consolidated Financial Statements.

On March 14, 2006, we entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. Refer to Note 8, Borrowings, in the Notes to the Consolidated Financial Statements.

As a result of the MindSolve acquisition in November 2006, we have a note payable to a former MindSolve shareholder. In addition, as a result of the MindSolve acquisition, we are required to make change of control payments to former employees of MindSolve as set forth above. These contractual change of control payments are being accrued ratably over the contractual period. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

We have entered into various arrangements with hosting services vendors with original periods expiring through 2010 totaling $1.6 million.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of our Section 16 officers. In the event of a change of control and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a Termination Event, we will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by our Current Report on Form 8-K filed by us on August 17, 2006. In addition to his change of control agreement, the terms of Mr. Villareal’s offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal on November 1, 2007.

From time to time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, without limitation, from time-to-time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Our management does not believe that any of the foregoing claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly and time consuming and may distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $36.8 million at December 31, 2007 and $30.7 million at December 31, 2006. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue. These deferred amounts are expected to be recognized as revenue in accordance with our revenue recognition policy, as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our potential dilution for the years ended December 31, 2007, 2006 and 2005 was 1.99%, (0.42)% and 6.6%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving us, divided by the total outstanding shares at the beginning of the year. Many of these options have ten-year exercise periods, and have exercise prices higher than the current market price of our common stock. At December 31, 2007, 66% of our outstanding stock options had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. The Compensation Committee has delegated the grants of stock options to non-executive employees to a committee comprised of certain Section 16 Officers.

Options granted from fiscal 2005 through 2007 are summarized as follows (share amounts in thousands):

Options outstanding at December 31, 2004	5,976
Options granted	5,414
Options exercised	(1,233)
Cancellations	(3,750)

Options outstanding at December 31, 2007	6,407

Average annual options granted, net of cancellations	555
Weighted average shares outstanding for the three years ended December 31, 2007	25,819
Shares outstanding at December 31, 2007	32,194
Options outstanding as a percent of shares outstanding at December 31, 2007	19.9%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2007, 2006 and 2005	2.1%

Generally, we grant stock options to our new employees when hired and our existing employees on a periodic basis. During the year ended December 31, 2007, we made grants of options to purchase approximately 1.5 million shares of our stock, which resulted in approximately a 0.5 million net grant of options for 2007 after deducting 0.9 million shares for cancelled options. The net options granted in 2007, after forfeitures, represented approximately 8% of our total outstanding options of approximately 6.4 million as of December 31, 2007.

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

We adopted FIN No. 48 effective January 1, 2007. In conjunction with our FIN No. 48 evaluation, we reviewed the uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes. The implementation of FIN No. 48 resulted in a charge to accumulated deficit of $202,000.

As a result of the implementation of FIN No. 48, we recognized a $325,000 increase in liability for unrecognized tax benefits, including an accrual for interest and penalties of $47,000 which was accounted for as a $202,000 increase to the January 1, 2007 balance of accumulated deficit and as a $123,000 increase in deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands) is as follows:

Balance at January 1, 2007	$278
Additions based on tax positions related to the current year	122
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$400

We have unrecognized tax benefits of approximately $278,000 and accrued interest and penalties of $47,000 as of January 1, 2007, all of which if recognized would result in a reduction of our effective tax rate. We recorded an increase of our unrecognized tax benefits of $122,000 for the period from January 1, 2007 to December 31, 2007.

In accordance with FIN No. 48, we have decided to classify interest and penalties as a component of income tax expense. Interest and penalties were $47,000 at the date of adoption and are included in the accrued liabilities. During 2007, we accrued additional interest and penalties related to unrecognized tax benefits for prior years of $16,000 in the income tax provision. Interest and penalties totalling $63,000 at December 31, 2007 are not included in the above table. We are subject to audit by various taxing authorities for open returns from 2001 through 2006.

We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our operations or financial position.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We will be required to adopt EITF No. 07-03 in the first quarter of fiscal year 2008. We do not expect the adoption of EITF No. 07-03 to have a material effect on our operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. We do not expect the adoption of SFAS No. 160 to have a material effect on our operations or financial position.

In December 2007, the SEC issued SAB No. 110 which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether we have sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not expect the adoption of SAB No. 110 to have a material effect on our operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of December 31, 2007 and 2006.

Interest rate risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on EBITDA. As of December 31, 2007, SumTotal Systems’ interest rate under the $17.5 million credit facility (the “Term Loan”) was a LIBOR rate of 5.23% plus 2.25%, resulting in a total interest rate of 7.48%. The Term Loan is due in installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

Foreign currency exchange risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the U.S. dollar. For the years ended December 31, 2007, 2006, and 2005, these sales amounted to 20%, 21% and 25%, respectively. All foreign subsidiaries use the local currency as their functional currency.

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

On December 27, 2007, we entered into a forward contract in which we sold approximately 2.5 million GBP, equivalent $5.0 million USD, for a value date of January 31, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations was cumulative net gains (losses) of $0.2 million, $0.4 million, and ($0.6) million for the years ended December 31, 2007, 2006 and 2005, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on its future operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2007 (in thousands, except per share data):

	Fiscal Year 2007, Quarter Ended
	March 31	June 30	September 30	December 31 (1)
Revenue	$29,050	$30,226	$29,317	$33,331
Gross margin	16,372	17,173	16,772	18,443
Loss from operations	(1,575)	(1,453)	(2,243)	(2,700)
Net loss	(1,826)	(1,519)	(1,996)	(2,385)
Net loss per share, basic and diluted	$(0.07)	$(0.05)	$(0.06)	$(0.07)

	Fiscal Year 2006, Quarter Ended
	March 31	June 30	September 30	December 31 (2)
Revenue	$24,301	$25,105	$26,954	$29,628
Gross margin	13,082	14,074	14,726	17,367
Income (loss) from operations	(4,071)	(2,328)	(2,380)	(2,250)

	Fiscal Year 2006, Quarter Ended
	March 31	June 30	September 30	December 31 (2)
Net loss	(4,436)	(2,292)	(2,690)	(2,536)
Net loss per share, basic and diluted	$(0.18)	$(0.09)	$(0.11)	$(0.09)

(1)	During the fourth quarter of 2007, SumTotal Systems recorded a restructuring charge of $759,000 in employee severance and other costs. Refer to Note 9, Restructuring, and in particular, Fiscal Year 2007, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(2)	On November 14, 2006, we acquired MindSolve for $11.3 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

SumTotal Systems, Inc.

Mountain View, California

We have audited SumTotal Systems Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SumTotal Systems Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SumTotal Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SumTotal Systems, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of SumTotal Systems, Inc. as of December 31, 2006 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited Schedule II – Consolidated Schedule of Valuation and Qualifying Accounts as of and for each of the years ended December 31, 2007, 2006 and 2005 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. at December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109. Also, as discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised), Share Based Payment.

Also, in our opinion, Schedule II – Consolidated Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SumTotal Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 12, 2008

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$19,182	$10,176
Restricted cash	—	23
Short-term investments	30,143	5,530
Accounts receivable, net of allowance for sales returns and doubtful accounts of $722 and $899	26,734	28,516
Prepaid expenses and other current assets	4,482	3,718

Total current assets	80,541	47,963
Property and equipment, net	7,901	5,945
Goodwill	68,461	68,461
Intangible assets, net	12,924	21,327
Other assets	1,213	1,367

Total assets	$171,040	$145,063

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,326	$3,991
Accrued compensation and benefits	8,630	8,554
Other accrued liabilities	3,759	4,612
Restructuring accrual	100	866
Deferred revenue	35,898	29,958
Notes payable	6,157	6,095

Total current liabilities	56,870	54,076

Non-current liabilities
Other accrued liabilities, non-current	193	246
Deferred revenue, non-current	858	781
Notes payable, non-current	4,661	10,735

Total liabilities	62,582	65,838

Commitments and contingencies (Note 10)
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,822,576 shares issued, with 32,194,333 outstanding in 2007 and 26,837,235 issued and outstanding in 2006	33	27
Additional paid-in capital	395,069	354,800
Treasury stock, 628,243 shares at cost	(3,353)	—
Accumulated other comprehensive loss	(92)	(332)
Accumulated deficit	(283,199)	(275,270)

Total stockholders’ equity	108,458	79,225

Total liabilities and stockholders’ equity	$171,040	$145,063

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Subscriptions and support	$61,281	$48,480	$30,699
Service	34,285	29,988	21,856
License	26,358	27,520	22,415

Total revenue	121,924	105,988	74,970

Cost of revenue:
Subscriptions and support	21,224	15,316	9,225
Service	23,020	21,399	13,823
License	517	1,196	1,119
Amortization of intangible assets	8,403	8,828	4,316

Total cost of revenue	53,164	46,739	28,483

Gross margin	68,760	59,249	46,487

Operating expenses:
Research and development	21,425	17,556	12,357
Sales and marketing	35,531	31,676	25,480
General and administrative	19,016	19,858	16,348
Restructuring charge	759	68	316
Provision for litigation settlement	—	—	2,683
In-process research and development	—	1,120	—

Total operating expenses	76,731	70,278	57,184

Loss from operations	(7,971)	(11,029)	(10,697)
Interest expense	(1,312)	(1,724)	(394)
Interest income	1,840	702	701
Other income (expense), net	(66)	109	(631)

Loss before provision for income taxes	(7,509)	(11,942)	(11,021)
Provision for income taxes	217	12	95

Net loss	$(7,726)	$(11,954)	$(11,116)

Net loss per share, basic and diluted	$(0.25)	$(0.47)	$(0.51)

Weighted average common shares outstanding, basic and diluted	30,405	25,234	21,819

	Year Ended December 31,
	2007	2006	2005
Stock-based compensation expenses:
Subscriptions and support	$268	$246	$43
Service	549	769	95
Research and development	590	526	117
Sales and marketing	1,072	1,041	282
General and administrative	2,024	1,576	431

Total stock-based compensation expenses	$4,503	$4,158	$968

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2004	20,665,467	21	321,620	—	—	(1,012)	(150)	(252,200)		68,279
Issuance of stock options in connection with the Pathlore acquisition	—	—	245	—	—	—	—	—	—	245
Common stock issued for the acquisition of Pathlore	3,999,980	4	18,236	—	—	—	—	—	—	18,240
Stock-based compensation for fully vested options issued below fair market value	—	—	22	—	—	—	—	—	—	22
Extension of terminated employee stock options cancellation date	—	—	136	—	—	—	—	—	—	136
Issuance of restricted stock	275,000	—	1,182	—	—	(1,182)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	810	—	—	—	810
Stock options exercised	252,995	—	782	—	—	—	—	—	—	782
Common stock sold pursuant to the employee stock purchase plan	95,144	—	398	—	—	—	—	—	—	398
Reversal of unearned stock-based compensation for terminated employees	(100,000)	—	(580)	—	—	580	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,116)	(11,116)	(11,116)
Unrealized loss on investments	—	—	—	—	—	—	(4)	—	(4)	(4)
Translation adjustments	—	—	—	—	—	—	510	—	510	510

Total comprehensive loss									$(10,610)

	Common Stock		Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2005	25,188,586	25	342,041	—	—	(804)	356	(263,316)		78,302
Reversal of unearned stock-based compensation pursuant to SFAS No. 123R	—	—	(804)	—	—	804	—	—	—	—
Common stock issued for the acquisition of MindSolve	925,000	1	6,431	—	—	—	—	—	—	6,432
Stock options exercised	556,095	1	2,136	—	—	—	—	—	—	2,137
Common stock sold pursuant to the employee stock purchase plan	164,803	—	657	—	—	—	—	—	—	657
Stock-based compensation under SFAS No. 123R	—	—	4,158	—	—	—	—	—	—	4,158
Shares issued for warrant exercise	17,331	—	—	—	—	—	—	—	—	—
Shares issued to settle IpLearn litigation	41,667	—	181	—	—	—	—	—	—	181
Shares issued for Pathlore adjustment	3	—	—	—	—	—	—	—	—	—
Cancelled restricted shares	(56,250)	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,954)	(11,954)	(11,954)
Unrealized loss on investments	—	—	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	—	—	(690)	—	(690)	(690)

Total comprehensive loss									$(12,642)

Balances at December 31, 2006	26,837,235	$27	$354,800	$—	$—	$—	$(332)	$(275,270)		$79,225
Stock options exercised	424,076	1	2,184	—	—	—	—	—	—	2,185

	Common Stock		Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Common stock sold pursuant to the employee stock purchase plan	150,194	—	866	—	—	—	—	—	—	866
Common stock issued in private placement, net of fees	5,407,571	5	32,705	—	—	—	—	—	—	32,710
Stock-based compensation under SFAS No. 123R	—	—	4,503	—	—	—	—	—	—	4,503
Tax benefit related to stock options	—	—	11	—	—	—	—	—	—	11
Purchase of treasury stock	—	—	—	(628,243)	(3,353)	—	—	—	—	(3,353)
Issuance of restricted stock	28,500	—	—	—	—	—	—	—	—	—
Cancelled restricted shares	(25,000)	—	—	—	—	—	—	—	—	—
FIN No. 48 adjustment	—	—	—	—	—	—	—	(203)	—	(203)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,726)	(7,726)	(7,726)
Unrealized gain on investments	—	—	—	—	—	—	4	—	4	4
Translation adjustments	—	—	—	—	—	—	236	—	236	236

Total comprehensive loss									$(7,486)

Balances at December 31, 2007	32,822,576	$33	$395,069	(628,243)	$(3,353)	$—	$(92)	$(283,199)		$108,458

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,726)	$(11,954)	$(11,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,115	2,946	1,892
Amortization of intangible assets	8,403	8,828	4,316
Accretion of interest income on short-term investments	(373)	(46)	(114)
Loss on disposals of property and equipment	—	10	54
Provision for (recovery of) sales returns and doubtful accounts	241	72	342
Provision for litigation settlement	—	—	2,683
Deferred tax expense	(40)	—	—
Tax benefit related to stock options	11	—	—
Accretion of interest expense on notes payable	249	234	—
Stock-based compensation	4,503	4,158	968
In-process research and development	—	1,120	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,764	(1,843)	(1,328)
Prepaid expenses and other current assets	(783)	(303)	(510)
Other assets	189	417	(329)
Accounts payable	(1,710)	1,105	(1,497)
Accrued compensation and benefits	27	2,967	(552)
Other accrued liabilities	(1,171)	272	171
Restructuring accrual	(766)	(1,773)	(981)
Deferred revenue	5,862	1,883	7,573

Net cash provided by operating activities	12,795	8,093	1,572

Cash flows from investing activities:
Purchases of property and equipment	(5,797)	(4,464)	(3,273)
Proceeds on sale of property and equipment	—	—	19
Cash used in acquisitions, net of cash received	—	(3,448)	(31,769)
Purchases of short-term investments	(40,327)	(6,877)	(6,877)
Sales and maturities of short-term investments	16,175	2,050	15,462
Release of restricted cash	23	110	29

Net cash used in investing activities	(29,926)	(12,629)	(26,409)

Cash flows from financing activities:
Borrowings on line of credit facilities	—	—	17,500
Repayments on credit facility	(4,375)	(4,375)	—
Payments of notes payable	(1,885)	(1,377)	(1,533)
Purchase of treasury stock	(3,353)	—	—
Proceeds from secondary offering	35,150	—	—
Expenses associated with secondary offering	(2,440)	—	—
Net proceeds from the issuance of common stock and exercises of common stock options	3,051	2,794	1,179

Net cash provided by (used in) financing activities	26,148	(2,958)	17,146

Effect of foreign exchange rate changes on cash	(11)	(686)	539

Net increase (decrease) in cash and cash equivalents	9,006	(8,180)	(7,152)
Cash and cash equivalents at beginning of year	10,176	18,356	25,508

Cash and cash equivalents at end of year	$19,182	$10,176	$18,356

Supplemental disclosure of cash flow information
Interest paid	$1,238	$1,245	$373

Income taxes paid	$59	$47	$87

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$—	$6,432	$18,240

Common stock issued for litigation settlement	$—	$181	$—

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. develops, markets, distributes and supports learning, performance and talent management software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent by Click2learn. The terms “SumTotal Systems”, “SumTotal” and the “Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of SumTotal Systems and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions have been eliminated in consolidation.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents of $19.2 million and $10.2 million at December 31, 2007 and 2006, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Restricted Cash

SumTotal Systems had $23,000 in restricted cash representing an irrevocable letter of credit at December 31, 2006 which was released in 2007.

Short-term Investments

Short-term investments of $30.1 million and $5.5 million at December 31, 2007 and 2006, are stated at fair value. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject SumTotal Systems to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. SumTotal Systems’ cash, cash equivalents, restricted cash and short-term investments are deposited with several financial institutions, which, at times, may exceed federally insured limits. Cash, cash equivalents and short-term investments are invested in short-term highly liquid investment-grade obligations of commercial issuers.

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At December 31, 2007 and 2006, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. For the year ended December 31, 2007 and 2006 and 2005, no customers accounted for greater than 10% of SumTotal Systems total consolidated revenues.

Revenue Recognition

SumTotal Systems recognizes revenue from three sources: (1) maintenance and support services, subscription fees from clients accessing our on-demand software, which SumTotal Systems also refers to as on-demand subscriptions and hosting arrangements, all of which SumTotal Systems refers to as subscriptions and support sales, (2) services performed in connection with consulting arrangements, and (3) sales of software licenses and related products. Sales taxes collected from customers are recorded on a net basis.

Revenue derived from software licenses and related products is subject to the guidance and requirements of AICPA SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement, SumTotal Systems evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with these standards, SumTotal Systems recognizes revenue when all of the following four conditions are met:

1.	Persuasive evidence of an arrangement exists. For the vast majority of transactions, SumTotal Systems considers a non-cancelable agreement signed by our customer and SumTotal Systems to be persuasive evidence of an arrangement. For maintenance renewals, an arrangement is evidenced by cash collection or a customer purchase order;

2.	Delivery has occurred. In perpetual licensing arrangements, SumTotal Systems considers delivery to have occurred when the software has been delivered to the customer in the manner prescribed in the contractual arrangement and there are no further performance obligations. Services (including professional services, maintenance, and hosting) and on-demand subscriptions are typically considered delivered as performed;

3.	Fee is fixed or determinable. SumTotal Systems considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within SumTotal Systems’ standard payment terms. SumTotal Systems considers payment terms greater than ninety days to be beyond SumTotal Systems’ customary payment terms. In these cases, or if the arrangement price is subject to refund, concession or other adjustment, then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses; and

4.	Collection is probable. SumTotal Systems conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if SumTotal Systems expects that the customer will be able to pay amounts under the arrangement as payments become due. If SumTotal Systems determines that collection is not probable, SumTotal Systems defers the recognition of revenue until cash collection.

SumTotal Systems sells both perpetual and time-based software licenses. SumTotal Systems’ customers may or may not purchase with licenses the following: (i) support services that provides for technical support and product updates, generally over renewable 12-month periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, SumTotal Systems recognizes license revenues under the residual method or the contract accounting method.

Residual Method. License fees are recognized upon delivery whether sold separately or together with other services, described above, provided that: (i) the revenue recognition above have been met, (ii) payment of the license fees is not dependent on any implementation or performance criteria, (iii) the related services do not contain any acceptance provisions, and (iv) services are not essential to the functionality of the software. In these cases, SumTotal Systems recognizes license revenue utilizing the residual method, as prescribed in SOP No. 97-2, as amended by SOP No. 98-9. Under the residual method, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e.: maintenance, professional services and hosting), but does not exist for one or more of the delivered elements in the arrangement (i.e.: software license). Under the residual method, SumTotal Systems defers the fair value of undelivered elements and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue assuming the other revenue recognition criteria are met. Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

SumTotal Systems allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance or hosting, then the entire amount of revenue is recognized over the delivery period.

Vendor-specific objective evidence is established for most maintenance and hosting of our products based upon the amounts we charge when maintenance and hosting are sold separately. Vendor-specific objective evidence for maintenance in arrangements where license value is greater than one million dollars, SumTotal Systems utilizes the contractual stated renewal rate, provided that the stated renewal rate is considered substantive.

Partner Arrangements. Distributors, resellers and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these partners have terms which are generally consistent with the standard terms and conditions for the sale of SumTotal Systems’ software to end-users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to SumTotal Systems’ partners is generally recognized on delivery or sell-through and after the end user has been identified.

Contract Accounting Method. Where the services are essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Typically, a percentage-of-completion basis is evidenced by labor hours incurred compared to estimated total labor hours to complete the project. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items. SumTotal Systems utilizes the cost basis alternative to allocate revenue under SOP No. 81-1. SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs.

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

When total cost estimates exceed revenues, SumTotal Systems accrues for the estimated losses immediately. Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Maintenance and Hosting Revenue

These arrangements are recognized on a straight-line basis over the life of the contract. Based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, SumTotal Systems has determined that the vast majority of SumTotal Systems’ hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, SumTotal Systems recognizes the arrangement ratably under the provisions of SAB No. 104, Revenue Recognition.

On-Demand Subscriptions

In hosted arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 104 and EITF No. 00-21. Customers will typically prepay for these services, amounts which SumTotal Systems will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include set-up fees which are sold on a set fee and/or customization which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from these services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete and the customer has access to the software. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems will recognize a loss for incurred and projected direct costs in excess of the contract value as a period expense.

Allowance for Sales Returns and Doubtful Accounts

SumTotal Systems assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as its historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all SumTotal Systems’ products and services, SumTotal Systems maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, SumTotal Systems analyzes historical payment performance, current economic trends, changes in customer demand of its products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of its customers or any of the other factors SumTotal Systems uses to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2007. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to SumTotal Systems’ revenue and accounts receivable. If the future actual returns were to deviate from the historical data on which the reserve had been established, SumTotal Systems’ revenue could be adversely affected. Accounts receivable are written-off to revenue or bad debt expense when all collection efforts have been exhausted and it is deemed uncollectible.

Commissions

Commissions are generally expensed as they become payable. SumTotal Systems’ ResultsOnDemand commissions are deferred and amortized to sales expense over the noncancelable term of its related subscription contracts with its customers, which are typically 12 to 36 months.

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually, typically during the fourth quarter, in accordance with the provisions of SFAS No. 142. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the annual goodwill impairment test, SumTotal Systems considers itself to be one reporting unit.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146. In accordance with SFAS No. 146, a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 9, Restructuring, in the Notes to the Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). The Company will capitalize qualifying internal payroll and external contracting and consulting costs related to the development of internal use software after the conceptualization and formulation stage has been completed. The Company ceases capitalization at the time the software is placed in service and amortizes such costs which are included in property, plant and equipment over the estimated useful life of the software.

Research and Development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage using the working model approach. Capitalized costs are amortized based on current and estimated future revenue for each product with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product. SumTotal Systems recorded amortization expenses under SFAS No. 86 of $0, $0.3 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005, were $0.8 million, $0.9 million and $0.7 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Refer to Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(7,726)	$(11,954)	$(11,116)

Weighted average outstanding shares used to compute basic and diluted net loss per share	30,405	25,234	21,819

Net loss per share, basic and diluted	$(0.25)	$(0.47)	$(0.51)

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, less outstanding unvested shares. For the years ended December 31, 2007 and 2006, 92,500 shares held in escrow for the MindSolve acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. For the year ended December 31, 2005, 399,998 shares held in escrow for the Pathlore acquisition are not included in the weighted average number of common shares outstanding during the period for both basic and diluted net loss per share. As SumTotal Systems had a net loss for each of the periods presented, basic and diluted net loss per share are the same.

The following table sets forth the common stock options and warrants that were excluded from the computation of diluted loss per share because their effects would have been anti-dilutive for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Options to acquire shares of common stock	1,945,768	2,374,837	4,389,860
Weighted average exercise price	$10.19	$10.11	$8.80

Warrants to acquire shares of common stock	1,424,239	1,424,239	1,576,975
Weighted average warrant price	$7.54	$7.81	$7.67

Since SumTotal Systems was in a loss position as of December 31, 2007, 2006 and 2005, 2,396,485, 1,768,498 and 160,387 options with strike prices below the weighted average fair value of common stock were excluded from the diluted weighted average shares calculation, respectively.

Foreign Currency Remeasurement and Transactions

The functional currencies of SumTotal Systems’ foreign subsidiaries are the local foreign currencies. All assets and liabilities denominated in foreign currencies are remeasured in USD at the balance sheet date exchange rate. Revenue and expenses are remeasured in USD at the weighted average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are included in accumulated other comprehensive income (loss). Differences between intercompany accounts caused by currency fluctuations are recorded as a translation adjustment in other comprehensive income (loss) due to their long-term nature. Foreign currency transaction gains and losses are included in other expense, net in the Consolidated Statements of Operations and totaled a gain of $0.2 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively, and a loss of $0.6 million in the year ended December 31, 2005. During the third quarter 2006, SumTotal Systems began entering into 30 day forward contracts for USD and GBP amounts to hedge anticipated cash flows from SumTotal Systems’ U.K. subsidiary. These instruments do not qualify for hedge accounting and as such, they are marked-to-market and the change in fair value is recorded as other income. For the year ended December 31, 2007 and 2006, SumTotal Systems experienced an aggregate loss of $0.1 million and $0.3 million, respectively, on settled forward contracts which are included in other expense, net in the Consolidated Statements of Operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Gain (Loss)

SumTotal Systems’ total comprehensive loss for the years ended December 31, 2007, 2006 and 2005 consisted of net loss, the change in the ending balances of the unrealized gains and losses on investments and the change in foreign currency translation adjustments.

The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive gain (loss) consists of cumulative foreign currency translation unrealized gains and (losses) and of $(96,000), $(332,000) and $358,000 at December 31, 2007, 2006 and 2005, respectively, and net unrealized gains and (losses) on SumTotal Systems’ available-for-sale securities of $4,000, $0 and $(2,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation Expense

Years Ended December 31, 2007 and 2006

On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes SumTotal Systems previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. SumTotal Systems applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R.

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

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. Prior to the adoption of SFAS No. 123R, SumTotal Systems accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in SumTotal Systems’ consolidated statements of operations, other than as related to restricted stock units and option grants to employees and directors with exercise prices below the quoted market price of the underlying stock at the date of grant. Stock-based compensation expense recognized in SumTotal Systems’ consolidated statement of operations for fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2006 and future years is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the fiscal years 2007 and 2006 of approximately 11.85% was based on historical compound annual forfeiture experience. In presenting the pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, SumTotal Systems accounted for forfeitures as they occurred.

SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the loss position, there were no such tax benefits during the years ended December 31, 2007 or 2006. Prior to the adoption of SFAS No. 123R those benefits would have been reported as operating cash flows had SumTotal Systems received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from SumTotal Systems’ stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from the use of the simplified method under SAB No. 107. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of the stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

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

	Year Ended December 31,
	2007	2006
Risk-free rate	4.62%	4.90%
Expected volatility	87.86%	98.24%
Expected life (years)	6.17	6.25

The weighted-average fair value calculations for SumTotal Systems’ Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free rate	5.05%	4.86%
Expected volatility	54.87%	42.03%
Expected life (years)	0.5	0.5

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock and units under SFAS No. 123R for the years ended December 31, 2007 and 2006 which was allocated as follows (in thousands):

	Year Ended December 31, 2007,	Year Ended December 31, 2006,
Subscriptions and support	$268	$246
Service	549	769

Total costs of revenue	817	1,015
Research and development	590	526
Sales and marketing	1,072	1,041
General and administrative	2,024	1,576

Stock-based compensation included in operating expenses	3,686	3,143

Total stock-based compensation expense	$4,503	$4,158

Year Ended December 31, 2005

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

The purpose of the acceleration was to enable SumTotal Systems to avoid recognizing the future compensation expense associated with the adoption of SFAS No. 123R. The pre-tax charge avoided amounted to approximately $7.0 million over the course of the remainder of the original vesting periods, which, on average, is approximately 1.9 years from January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on GAAP because they had exercise prices in excess of the price of SumTotal Systems’ common stock at the date of acceleration.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal Year 2006

The following table reflects the net loss and basic and diluted net loss per share for the year ended December 31, 2005 compared with the pro forma information for the year ended December 31, 2005. The table displays the impact to the net loss if SumTotal Systems were to have changed its accounting policy in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure and retroactively restated the years ended December 31, 2005 as if SumTotal Systems had adopted SFAS No. 123.

(in thousands except per-share amounts):	Year Ended December 31, 2005
Net loss as reported in the prior period (1)	$(11,116)
Stock-based compensation expense related to employee stock options and ESPP (2)	(13,357)

Net loss, including the effect of stock-based compensation expense	$(24,473)

Weighted average common shares outstanding, basic and diluted	21,819

Basic and diluted net loss per share as reported for the prior period (1)	$(0.51)

Basic and diluted net loss per share, including the effect of stock-based compensation expense	$(1.12)

(1)	Net loss and net loss per share prior to fiscal year 2006 did not include stock-based compensation expense for employee stock options under SFAS No. 123 because SumTotal Systems did not adopt the fair value recognition provisions of SFAS No. 123.
(2)	Stock-based compensation expense prior to fiscal year 2006 is calculated based on the pro forma application of SFAS No. 123 and is presented net of any related tax benefit.

The weighted average fair value of options granted was $3.81 for the year ended December 31, 2005. SumTotal Systems calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table for the year ended December 31, 2005:

	Stock Options 2005	Employee Stock Purchase Plan 2005
Dividend yield	0%	0%
Volatility	105%–108%	39%
Risk free interest rates	3.63%–4.45%	2.79%
Expected lives	6.25 years	6 months

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

The above model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

In 2005, SumTotal Systems recorded $244,000 in stock-based compensation expense relating to the issuance of restricted stock to certain executive officers, under FIN No. 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25, $566,000 in stock-based compensation expense relating to unvested “in the money” common stock options assumed as a result of the Docent acquisition, $136,000 in stock-based compensation expense relating to extending the expiration date on stock options for employees who terminated during the period when SumTotal Systems was not in compliance with the SEC filing requirements and were therefore unable to exercise their stock options and $22,000 in stock-based compensation expense related to fully vested options issued below fair market value.

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

SumTotal Systems adopted FIN No. 48 effective January 1, 2007. In conjunction with FIN No. 48 evaluation, SumTotal Systems had reviewed the uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes.

As a result of the implementation of FIN No. 48, SumTotal Systems recognized a $325,000 increase in liability for unrecognized tax benefits, including an accrual for interest and penalties of $47,000, which was accounted for as a $202,000 increase to the January 1, 2007 accumulated deficit and as a $123,000 increase in deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands) is as follows:

Balance at January 1, 2007	$278
Additions based on tax positions related to the current year	122
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$400

SumTotal Systems has unrecognized tax benefits of approximately $278,000 and accrued interest and penalties of $47,000 as of January 1, 2007, all of which if recognized would result in a reduction of our effective tax rate. SumTotal Systems recorded an increase of our unrecognized tax benefits of $122,000 for the period from January 1, 2007 to December 31, 2007.

In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties were $47,000 at the date of adoption and are included in accrued liabilities. During 2007, SumTotal Systems accrued additional interest and penalties related to unrecognized tax benefits for prior years of $16,000 in the income tax provision. Interest and penalties totaling $63,000 at December 31, 2007 are not included in the above table. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2001 through 2006.

SumTotal Systems does not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SumTotal Systems does not expect that the adoption of SFAS No. 157 will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SumTotal Systems does not expect the adoption of SFAS No. 159 to have a material effect on its operations or financial position.

In June 2007, the FASB ratified EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. SumTotal Systems will be required to adopt EITF No. 07-3 in the first quarter of fiscal year 2008. SumTotal Systems does not expect the adoption of EITF No. 07-03 to have a material effect on its operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to our results of operations under FAS No. 141R

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. SumTotal Systems does not expect the adoption of SFAS No. 160 to have a material effect on its operations or financial position.

In December 2007, the SEC issued SAB No. 110 which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether SumTotal Systems has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SumTotal Systems does not expect the adoption of SAB No. 110 to have a material effect on its operations or financial position.

Reclassifications

Certain insignificant amounts have been reclassified to conform to current period presentation.

NOTE 3: BALANCE SHEET COMPONENTS

Prepaid and Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	December 31,
	2007	2006
Prepaid and deferred cost of sales	$2,168	$1,993
Prepaid event costs	173	66
Prepaid expenses and other	1,326	994
Deferred tax asset	164	—
Prepaid insurance	193	234
Prepaid rent and deposits	458	431

Total prepaid and other current assets	$4,482	$3,718

Prepaid cost of sales consists of payment to third party vendors for which the cost will be amortized over the same period as the maintenance and royalty revenue to which it relates.

Other Assets

The following table sets forth the components of other assets (in thousands):

	December 31,
	2007	2006
Deposits and other	$793	$710
Prepaid loan costs	303	476
Prepaid insurance	117	181

Total other assets	$1,213	$1,367

Accrued Compensation and Benefits

The following table sets forth the components of accrued compensation and benefits (in thousands):

	December 31,
	2007	2006
Accrued commissions	$2,689	$2,721
Accrued vacation pay	2,917	2,126
Other accrued compensation and benefits	3,024	3,707

Total accrued compensation and benefits	$8,630	$8,554

NOTE 4: SHORT-TERM INVESTMENTS

The amortized cost and fair values of SumTotal Systems’ short-term investments are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$12,029	$5	$(2)	$12,032
Commercial paper	18,110	2	(1)	18,111

Total marketable securities	$30,139	$7	$(3)	$30,143

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$2,594	$1	$(1)	$2,594
Commercial paper	2,437	—	—	2,437
U.S. agency	499	—	—	499

Total marketable securities	$5,530	$1	$(1)	$5,530

The cost of securities sold is determined based on the specific identification method. The December 31, 2007 short-term investments consist primarily of taxable, investment grade and liquid, corporate bonds, debentures and commercial paper with maturities or callable dates between three months to one year. The unrealized decline in the fair value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

NOTE 5: PROPERTY AND EQUIPMENT

Depreciation and amortization expense was $4.1 million, $2.9 million and $1.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively. In 2006, SumTotal Systems disposed of assets with a gross book value of $314,000 resulting in a loss of $10,000 on their disposal.

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$1,484	$1,048
Computer equipment	11,969	8,371
Software	4,475	2,846
Furniture and fixtures	1,887	1,332

	19,815	13,597
Less accumulated depreciation and amortization	(11,914)	(7,652)

Total property and equipment, net	$7,901	$5,945

NOTE 6: ACQUISITIONS AND INTANGIBLE ASSETS

MindSolve Acquisition

On November 14, 2006, SumTotal Systems acquired MindSolve, a leading provider of Performance Management products and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of November 14, 2006.

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

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible and intangible assets acquired less assessed liabilities of $6.2 million. The following condensed balance sheet data presents the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash and cash equivalents	$123
Accounts receivable	936
Prepaid expenses and other assets	119
Equipment and leasehold improvements	150
In-process research and development	1,120
Goodwill	6,155
Intangible assets	4,450
Other assets	78

13,131

Liabilities assessed:
Accrued liabilities	(220)
Deferred revenue	(1,648)

(1,868)

Total consideration	$11,263

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

	Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$2,190	3.00
Customer installed-base relationships	1,710	5.00
Customer backlog	550	3.00

Purchase Price	Estimated Weighted Average Useful Lives in Years
$4,450	3.77

SumTotal Systems assigned $1.1 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use and wrote off these assets as of the date of the acquisition in accordance with FIN No. 4, Applicability of FASB No. 2, Business Combinations Accounted for by the Purchase Method. To estimate the value of the IPR&D, SumTotal Systems calculated the expected cash flows attributed to the completed portion of the IPR&D. These cash flows considered the contribution of the core and developed technologies, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core and developed technologies contribution, were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D. These projects were completed in 2007.

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at December 31, 2007 amounts to $719,000 and will be paid in December 2008. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These are contractual change of control payments and are being accrued ratably over the contractual performance period and were expected to total $1,544,000. In 2007, control payments of $956,000 were paid and SumTotal Systems expects scheduled payments of $588,000 in 2008.

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

The total purchase consideration was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $34.6 million. The following condensed balance sheet data presents the fair value of the assets acquired and liabilities assessed (in thousands):

Assets acquired:
Cash and cash equivalents	$3,282
Restricted cash	80
Accounts receivable	5,690
Prepaid expenses and other assets	420
Equipment and improvements	463
Goodwill	34,647
Intangible assets	20,530
Other assets	173

65,285

Liabilities assessed:
Accounts payable	(1,008)
Accrued liabilities	(1,563)
Restructuring accrual	(1,488)
Deferred revenue	(4,028)
Notes payable	(2,035)
Accrual for litigation settlement	(620)
Other liabilities	(1,626)

(12,368)

Total consideration	$52,917

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

2005
Total revenue	$96,519

2005
Net loss	$(12,952)

Net loss per share, basic and diluted	$(0.52)

Weighted average common shares outstanding, basic and diluted	24,911

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and intangible assets are as follows (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,178)	$2,134
Customer installed-base relationships	17,094	(7,844)	9,250
Customer hosted relationships	1,014	(768)	246
Customer contract relationships	8,525	(7,231)	1,294
Non-compete covenant	980	(980)	—

	$40,925	$(28,001)	$12,924

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(8,827)	$4,485
Customer installed-base relationships	17,094	(4,418)	12,676
Customer hosted relationships	1,014	(565)	449
Customer contract relationships	8,525	(5,007)	3,518
Non-compete covenant	980	(781)	199

	$40,925	$(19,598)	$21,327

	Balance at December 31, 2006	Additions	Amortization	Balance at December 31, 2007
Goodwill	$68,461	$—	$—	$68,461

Intangible assets:
Acquired technology	$4,485	—	(2,351)	$2,134
Customer installed-base relationships	12,676	—	(3,426)	9,250
Customer hosted relationships	449	—	(203)	246
Customer contract relationships	3,518	—	(2,224)	1,294
Non-compete covenant	199	—	(199)	—

	$21,327	$—	$(8,403)	$12,924

	Balance at December 31, 2005	Additions	Amortization	Balance at December 31, 2006
Goodwill	$62,306	$6,155	$—	$68,461

Intangible assets:
Acquired technology	$4,750	2,190	(2,455)	$4,485
Customer installed-base relationships	14,100	1,710	(3,134)	12,676
Customer hosted relationships	653	—	(204)	449
Customer contract relationships	5,504	550	(2,536)	3,518
Non-compete covenant	698	—	(499)	199

	$25,705	$4,450	$(8,828)	$21,327

The change in the gross carrying amount of goodwill in fiscal year 2006 represents the addition of $6.2 million for the MindSolve acquisition. The changes in gross intangible assets carrying amounts from December 31, 2005 to December 31, 2006 represent the addition of $4.5 million for the MindSolve acquisition.

There was no impairment of goodwill or intangible assets in the years ended December 31, 2007, 2006 and 2005.

The following represents the expected future annual amortization of intangible assets as of December 31, 2007 (in thousands):

Amortization
2008	$5,840
2009	4,038
2010	1,841
2011 and thereafter	1,205

$12,924

NOTE 8: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	December 31,
	2007	2006
Credit Facility	$4,375	$4,375
Litigation Settlement	1,116	1,054
MindSolve Shareholder	666	666

Total current portion of notes payable	$6,157	$6,095

The non-current portion of notes payable consists of the following (in thousands):

	December 31,
	2007	2006
Credit Facility	$4,375	$8,750
Litigation Settlement	286	1,375
MindSolve Shareholder	—	610

Total non-current portion of Notes Payable	$4,661	$10,735

Credit Facility

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million, as adjusted, to meet the working capital requirements of the business.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the LIBOR rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement As of December 31, 2007, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 5.23% plus 2.25%, resulting in a total interest rate of 7.48%. The Term Loan is due in principal installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of December 31, 2007, SumTotal Systems had $52.1 million, comprising $47.3 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of December 31, 2007. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $8.8 million at December 31, 2007.

In accordance with the terms of the Term Loan, SumTotal Systems made total payments of $5.4 million to Wells Fargo Foothill during 2007, of which $4.4 million and $1.0 million were principal and interest, respectively.

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

On December 27, 2007, we entered into a forward contract in which we sold approximately 2.5 million GBP, equivalent $5.0 million USD, for a value date of January 31, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations was cumulative net gains (losses) of $0.2 million, $0.4 million, and ($0.6) million for the years ended December 31, 2007, 2006 and 2005, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability is included in notes payable on the accompanying Consolidated Balance Sheet at December 31, 2007 and totaled $1.4 million, of which $1.1 million and $0.3 million is classified as current and non-current, respectively.

MindSolve Shareholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable to a former MindSolve shareholder. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

NOTE 9: RESTRUCTURING

The following table depicts the 2007 and 2006 restructuring activity (in thousands):

	Balance at December 31, 2006	Additions	Reductions/Cash Expenditures	Balance at December 31, 2007
Vacated facilities	$714	$—	$(705)	$9

Employee severance	48	657	(645)	60

Other	113	102	(184)	31

	$875	$759	$(1,534)	$100

	Balance at December 31, 2005	Additions	Reductions/Cash Expenditures	Balance at December 31, 2006
Vacated facilities	$1,662	$68	$(1,016)	$714

Employee severance	742	—	(694)	48

Other	235	—	(122)	113

	$2,639	$68	$(1,832)	$875

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals. Of these restructured leases, only the Bellevue, Washington lease was outstanding as of December 31, 2007.

Obligations for restructured facility leases presented in the tables above are accrued on the balance sheet at their net present values including estimated future sublease rentals based on current market expectations.

Fiscal Year 2007

During the fourth quarter of 2007, SumTotal Systems recorded a restructuring charge of $759,000 in employee severance and other costs to reduce expenses and realign business structure with the new direction of the Company. In addition, SumTotal Systems estimates it will be incurring additional employee related restructuring charges of approximately $140,000 in the first half of 2008.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $2,769,000, $2,429,000 and $2,600,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Future payments under operating lease obligations at December 31, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$12,783	$2,540	$2,681	$1,957	$1,746	$1,753	$2,106

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at December 31, 2007 amounts to

$719,000 and will be paid in December 2008. In addition, effective with the MindSolve acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments are being accrued ratably over the contractual performance period and are expected to total $1,544,000. In 2007, control payments of $956,000 were paid and SumTotal Systems expects scheduled payments of $588,000 in 2008. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

In October 2005, retention bonuses were granted to certain officers of SumTotal Systems. These bonuses were paid in two equal amounts in 2006 and 2007 except for a former officer of SumTotal whose retention bonus was all paid in January 2007. These retention bonuses were accrued ratably over the performance period.

SumTotal Systems has entered into various arrangements with hosting services vendors with original periods expiring through 2010 totaling $ 1.6 million.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted a form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal and the subsequent termination of a Section 16 officer in a manner defined as a Termination Event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal on August 17, 2006. In addition to his change of control agreement, the terms of Mr. Villareal’s offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal on November 1, 2007.

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including; claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on its future business, operating results and/or financial condition.

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $36.8 million at December 31, 2007 and $30.7 million at December 31, 2006. Deferred revenue is created when SumTotal Systems bills clients for product or services prior to recognition of the related revenue. Approximately 19%, 45% and 36% of deferred revenue in 2007 resulted from license contracts with acceptance issues or royalty and rental revenue which are recorded as revenue as they are earned; contracts to deliver support and maintenance for our software products; and contracts to deliver professional services, including consulting, training, hosting and on-demand subscriptions, for our software products, respectively. These contracts typically have terms of one year, therefore SumTotal Systems recognizes the revenue ratably over their life. When the contracts expire, SumTotal Systems contacts the client to renew their contract, however does not record accounts receivable or deferred revenue until a purchase order, contract amendment or payment is received.

NOTE 11: GUARANTEES, WARRANTIES AND INDEMNIFICATION

SumTotal Systems has adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, SumTotal Systems is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

On May 23, 2007, SumTotal Systems sold approximately $35.1 million of common stock in a registered direct offering to accredited investors. SumTotal Systems incurred approximately $2.4 million of transaction fees and expenses associated with the offering. The shares were offered through a prospectus supplement pursuant to SumTotal Systems’ effective $75 million shelf registration statement. The shelf registration statement, which was filed with the SEC and became effective in October 2006, allows SumTotal Systems to offer and sell an aggregate of $75 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. The transaction involved the sale of 5,407,571 shares of SumTotal Systems’ common stock at a purchase price of $6.50 per share. The net proceeds of the transaction will be used for general corporate purposes, to potentially repay or prepay debt and/or investments and acquisitions. As of December 31, 2007, there was approximately $39.9 million in debt and equity securities eligible to be sold through the shelf registration statement.

In connection with the 925,000 shares of common stock issued related to the acquisition of MindSolve, as described in Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements, SumTotal Systems had granted certain registration rights.

These registration rights were subject to cutback rights by the managing underwriter of the underwritten offering whereby SumTotal Systems may have included in any offering only the number of registrable securities which, in the good faith opinion of such underwriter, could have been included without being likely to adversely affect the price, timing or distribution of the class of the securities offered or the market for the class of securities offered or for the common stock. These registration rights expired in 2007.

In connection with the 3,999,980 shares of common stock issued related to the acquisition of Pathlore, as described in Note 6, Acquisitions and Intangible Assets, and in particular, Pathlore Acquisition, in the Notes to the Consolidated Financial Statements, SumTotal Systems had granted certain registration rights on a best efforts basis.

These registration rights were subject to cutback rights by the managing underwriter of the underwritten offering whereby SumTotal Systems may have included in such offering only the number of registrable securities which, in the good faith opinion of such underwriter, could have be included without being likely to adversely affect the price, timing or distribution of the class of the securities offered or the market for the class of securities offered or for the common stock. These registration rights expired in 2007.

Warrants

The terms of the outstanding warrants at December 31, 2007 are summarized in the following table:

Original Warrant Holders	Total Number of Common Shares	Exercise Price Per Share	Expiration Date
June 20, 2003 Investors	718,725	$5.95	June 20, 2008
Craig-Hallum Capital Group, LLC	118,922	5.95	June 20, 2008
November 20, 2001 Investors	436,756	9.80	November 18 and 20, 2008
December 10, 2001 Investors	149,836	9.80	December 10, 2008

	1,424,239	$7.54

On June 20, 2003, SumTotal Systems sold to certain accredited investors a total of 2,378,453 shares of its common stock at a price of $5.23 per share in a private placement transaction. SumTotal Systems also sold warrants to purchase 832,445 shares of common stock at an exercise price of $5.96 per share. An anti-dilution clause was triggered by the IpLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements,

resulting in an adjustment to the exercise price for the warrants from $5.96 to $5.95 per share. The purchase price for the warrants was $0.39 per warrant. Craig-Hallum Capital Group, LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent was issued warrants for the purchase of an additional 118,922 shares on the same terms as the warrants issued to investors. On December 1, 2006, warrant holders in the June 20, 2003 Investors group exercised an aggregate of 113,720 warrants in a “cashless exercise” which resulted in the issuance of 17,331 common shares. The aforementioned warrants outstanding at December 31, 2007 will expire on June 20, 2008.

In transactions closing on November 20, 2001 and December 10, 2001, SumTotal Systems sold 1,173,184 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, SumTotal Systems issued the investors warrants for the purchase of an additional 586,592 shares of common stock at an exercise price of $12.55 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $12.55 per share to $10.48. An anti-dilution clause was also triggered by the IpLearn litigation settlement in 2006 (refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements), resulting in another adjustment to the exercise price for the warrants from $10.48 to $10.46 per share. Most recently, an anti-dilution clause was triggered by the registered direct offering transaction closing in May 2007 resulting in an adjustment to the exercise price of the warrants from $10.48 per share to $9.80 per share. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 20,467 common shares on November 20, 2001 which expired on November 20, 2006, and for the purchase of 8,990 common shares on December 10, 2001 which expired on December 10, 2006, both at an exercise price of $7.15 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. An anti-dilution clause was triggered by the IpLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in another adjustment to the exercise price for the warrants from $7.16 to $7.15 per share.

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

For purchase periods prior to February 1, 2006, the purchase price of shares acquired in the period under the ESPP was 85% of the lesser of the fair market value of the shares on the first day of the offering period or the fair market value of the shares on the purchase date. The offering period was twenty four months ending on the purchase date.

On February 1, 2006, SumTotal Systems amended the plan for future offering periods to change the offering price to 90% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date and shortened the offering period from twenty-four months to six months. The change was made in order to reduce the expense charged to future statements of operations as a result of SumTotal Systems implementing SFAS No. 123R. The stock-based compensation expense associated with the ESPP was $282,000 and $177,000 in 2007 and 2006, respectively.

The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the total number shares purchased under the plan reaches the maximum allowed by the plan; or (3) March 24, 2009.

As of December 31, 2007 and 2006, there were 299,806 and 190,053 shares, respectively, reserved for issuance under the plan.

Stock Option Plans

SumTotal Systems has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of stock options to officers, employees, consultants and directors to acquire up to 7,725,521 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan (the “IntelliPrep Plan”).

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

The weighted average valuation of options granted was $5.31, $5.01 and $3.81 for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of SumTotal Systems’ stock option and restricted stock activity is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price Per Share
Balances at December 31, 2004	1,651,832	5,975,907	8.39
Options granted	(2,329,954)	2,329,954	4.59
Restricted stock granted	(275,000)	—	0.001
Options exercised	—	(252,995)	3.08
Options cancelled	1,147,377	(1,147,377)	8.59
Restricted stock cancelled	100,000	—	0.001

Balance at December 31, 2005	294,255	6,905,489	7.24
Additional shares reserved	1,500,000	—	—
Options granted	(1,283,686)	1,283,686	6.17
Options exercised	—	(556,095)	3.84
Options cancelled	1,333,003	(1,333,003)	9.73
Restricted stock cancelled	56,250	—	0.001
IntelliPrep Plan	(46,802)	—	—

Balance at December 31, 2006	1,853,020	6,300,077	6.80
Options granted	(1,450,730)	1,450,730	6.97
Restricted stock granted	(28,500)	—	0.001
Restricted stock units granted	(66,500)	—	—
Options exercised	—	(424,076)	5.15
Options cancelled	919,755	(919,755)	8.20
Restricted stock cancelled	25,000	—	0.001

Balance at December 31, 2007	1,252,045	6,406,976	$6.74

On October 31, 2007, the Compensation Committee approved an offer letter grant to a senior executive a restricted stock grant of 28,500 shares at a grant date fair value of $5.03 per share and purchase consideration of $0.001 per share, subject to time based vesting over a period of four years, and a restricted stock unit grant of up to 66,500 restricted stock units, subject to performance and time based vesting over a period of four years.

On May 26, 2005, the Compensation Committee granted to four senior executives a total of 275,000 shares of restricted stock at a grant date fair value of $4.30 with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years and the remaining 50% after three years. Since the date of the grant, a total of 181,250 in unvested shares have been cancelled as a result of executives who left the employment of SumTotal Systems prior to vesting. As of December 31, 2007, 68,750 shares have had restrictions released pursuant to the vesting provisions described above.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 1.07- 4.34	1,100,504	5.25	$3.39	1,072,441	$3.36
4.39- 4.65	971,668	7.24	4.50	594,586	4.51
4.67- 6.65	1,456,153	7.70	5.79	729,458	5.78
6.71- 7.37	987,461	7.92	7.07	343,329	7.12
7.43- 7.62	931,708	5.55	7.61	910,246	7.62
7.68-83.42	959,482	5.76	13.12	692,193	15.11

$ 1.07-83.42	6,406,976	6.64	$6.74	4,342,253	$6.99

The aggregate intrinsic value for options outstanding as of December 31, 2007 was approximately $1.7 million and the aggregate intrinsic value for options exercisable was $1.6 million. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $1.0 million. The total intrinsic value of shares issued under the employee stock purchase plan during the year ended December 31, 2007 and 2006 was approximately $239,000 and $239,000, respectively. The fair value of options and restricted stock vested was approximately $4.6 million for the year ended December 31, 2007. As of December 31, 2007, total unrecognized compensation costs related to non-vested stock options was $10.3 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

Stock Reserved for Issuance

SumTotal Systems had common stock reserved for future issuance at December 31, 2007 as follows (in thousands):

Stock option plans	7,726
Warrants	1,424
Employee stock purchase plan	300
Registered direct offering	92

Total shares reserved for issuance	9,542

NOTE 13: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements of operations. Currently, management does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it is a single operating and reporting segment.

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2007		2006		2005
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$97,219	79.7%	$83,861	79.1%	$55,881	74.5%
Other Americas	6,183	5.1%	5,148	4.9%	3,187	4.3%

Total Americas	103,402	84.8%	89,009	84.0%	59,068	78.8%
Europe, Middle East and Africa	14,023	11.5%	13,050	12.3%	13,034	17.4%
Asia/Pacific	4,499	3.7%	3,929	3.7%	2,868	3.8%

	$121,924	100.0%	$105,988	100.0%	$74,970	100.0%

For the years ended December 31, 2007, 2006 and 2005, international revenue from SumTotal Systems’ foreign subsidiaries accounted for approximately 20%, 21% and 25%, respectively, of total revenue.

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, and other long-term assets by geographic location are as follows (in thousands):

	December 31,
	2007	2006
United States	$87,781	$94,517
Europe, Middle East and Africa	279	384
India	2,300	2,063
Asia/Pacific	139	136

	$90,499	$97,100

No customers accounted for greater than 10% of SumTotal Systems’ total consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2007 and 2006, respectively.

NOTE 14: INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$(9,284)	$(13,161)	$(10,144)
Foreign	1,775	1,219	(877)

	$(7,509)	$(11,942)	$(11,021)

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$13	$—	$—
State	—	—	—
Foreign	244	12	95

	257	12	95

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(40)	—	—

	(40)	—	—

	$217	$12	$95

SumTotal Systems’ income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax benefit at statutory rate of 34%	$(2,553)	$(4,060)	$(3,747)
Operating losses not benefited	3,040	4,015	3,644
Tax contingency reserve	98	—	—
Permanent differences:
IPR&D write-off	—	381	—
Stock-based compensation	—	—	154
Other permanent differences	117	78	19
Foreign taxes (taxed at varying rates)	(485)	(402)	25

	$217	$12	$95

As of December 31, 2007, SumTotal Systems had federal net operating loss carry-forwards (“NOL”) and research and development tax credit carry-forwards (“R&D”) available to offset future taxable income and future income taxes, respectively, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2008	$7,586	$394
From 2009 through 2014	86,451	1,233
From 2015 through 2027	238,711	3,893

	$332,748	$5,520

As of December 31, 2007, SumTotal Systems had NOL carry-forwards for state tax purposes of approximately $109 million.

Upon future realization of the deferred tax assets acquired in certain business combinations, $44.2 million of the valuation allowance will be allocated first to reduce goodwill and non-current intangibles and then to income tax expense.

Included in the December 31, 2007, valuation allowance is approximately $4.7 million related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

SumTotal Systems’ ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2008, if not utilized. SumTotal Systems estimates that approximately $218 million of the NOL carry-forwards will not be utilizable because of the Internal Revenue Code Section 382 limitation.

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Federal and State net operating loss carry-forwards	$117,527	$121,643
Foreign net operating loss carry-forwards	3,509	2,140
Research and development tax credit carry-forwards	6,723	6,336
Other provisions and expenses not currently deductible	4,309	5,461

Gross deferred tax assets	132,068	135,580
Valuation allowance for deferred tax assets	(128,422)	(129,078)

Net deferred tax assets	3,646	6,502

Deferred income tax liabilities:
Intangible assets	(3,483)	(6,502)

Total deferred tax liabilities	(3,483)	(6,502)

Net deferred tax assets	$163	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets decreased $0.7 million, $0.3 million and $1.6 million in the years ended December 31, 2007, 2006 and 2005, respectively. In addition to valuation allowance changes due to continuing operations in 2007, the valuation allowance decreased approximately $5.4 million related to expiration of NOLs and tax credits, and other adjustments. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

A provision has not been made at December 31, 2007, for U.S. or additional foreign withholding taxes on approximately $4.1 million of undistributed earnings from the SumTotal Systems’ foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings. The Indian subsidiary is operating under a “tax holiday” agreement that reduces its India corporate income tax to zero until the year 2009.

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

SumTotal Systems adopted FIN No. 48 effective January 1, 2007. In conjunction with its FIN No. 48 evaluation, SumTotal Systems reviewed the uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes. The implementation of FIN No. 48 resulted in a charge to accumulated deficit of $202,000.

As a result of the implementation of FIN No. 48, SumTotal Systems recognized a $325,000 increase in liability for unrecognized tax benefits, including an accrual for interest and penalties of $47,000, which was accounted for as a $202,000 increase to the January 1, 2007 balance of accumulated deficit and as a $123,000 increase in deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands) is as follows:

Balance at January 1, 2007	$278
Additions based on tax positions related to the current year	122
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$400

SumTotal Systems has unrecognized tax benefits of approximately $278,000 and accrued interest and penalties of $47,000 as of January 1, 2007, all of which if recognized would result in a reduction of our effective tax rate. SumTotal Systems recorded an increase of its unrecognized tax benefits of $122,000 for the period from January 1, 2007 to December 31, 2007.

In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties were $47,000 at the date of adoption and are included in accrued liabilities. During 2007, SumTotal Systems accrued additional interest and penalties related to unrecognized tax benefits for prior years of $16,000 in the income tax provision. Interest and penalties totalling $63,000 at December 31, 2007 are not included in the above table. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2001 through 2006.

NOTE 15: EMPLOYEE BENEFIT PLANS

SumTotal Systems has adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees to contribute up to 60% of their pre-tax salary, subject to a maximum IRS contribution limit, for the year ended December 31, 2007, subject to certain limitations. The 401(k) Plan provides for employer matching contributions at the discretion of the Board of Directors.

Starting in January 2006, all eligible employees who elect to participate in the Plan receive a company matching contribution of 50% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are paid by SumTotal Systems with employee contributions. The employee vests into these company-match contributions at 30% after one-year, 60% after two years and 100% after three-years of employment with SumTotal Systems or its subsidiaries. Total contributions by SumTotal Systems to the SumTotal Systems 401(k) Plan for the year ended December 31, 2007 were $1.1 million.

Beginning November 14, 2006 and coinciding with the acquisition of MindSolve, former MindSolve employees continued to participate in the MindSolve Simple IRA Plan which included company matching of employee contributions up to a maximum of 3% of salary. Contributions by SumTotal Systems for the year ended December 31, 2007 were $18,000. For 2007, former MindSolve employees could elect to participate in either the MindSolve Simple IRA or the SumTotal Systems 401(k) Plan.

NOTE 16: SUBSEQUENT EVENT

On February 14, 2008, SumTotal Systems entered into an additional amendment of its lease for the Bellevue facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008 occurs. The total aggregate base rent payments for the five year period ended December 31, 2013 will be approximately $7.5 million. SumTotal Systems’ base rent payments for the Bellevue facility in 2007 were $0.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

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

In connection with the preparation of our annual financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of December 31, 2007, which appears as the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the front of the Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors and executive officers may be found in our 2008 Proxy Statement under the headings titled “Proposal 1 – Election of Directors” and “Executive Officers,” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found in our 2008 Proxy Statement under the heading titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information with respect to our Code of Ethics may be found in our 2008 Proxy Statement under the heading titled “Board Committees and Meetings” and is incorporated herein by reference. To the extent permissible under NASDAQ and SEC rules, we intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our web site at: www.sumtotalsystems.com under the heading “Our Company — Investor Relations — Corporate Governance.”

Information with respect to our Audit Committee may be found in our 2008 Proxy Statement under the heading titled “Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive compensation may be found in our 2008 Proxy Statement under the headings titled: “2007 Director Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2007 Year-End,” “Option Exercises and Stock Vested,” “Compensation Discussion and Analysis,” “Option Exercises and Stock Vested,” and “Compensation Discussion and Analysis.” and is incorporated herein by reference.

Information with respect to our Compensation Committee may be found in our 2008 Proxy Statement under the headings titled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and related shareholder matters may be found in our 2008 Proxy Statement under the headings titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Summary” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and our independent directors may be found in our 2008 Proxy Statement under the headings titled “Certain Relationships and Related Transactions” and “Board Committees and Meetings” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services of our principal accountant may be found in our 2008 Proxy Statement under the heading titled “Fees Paid to Principal Accountants” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

Refer to the Index to Consolidated Financial Statements in Item 8 herein.

2.	Financial Statement Schedules

The following consolidated financial statement schedules of SumTotal Systems, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits

Refer to the Exhibits Index below.

(b)	Exhibits Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	SumTotal Systems, Inc. 2004 Equity Incentive Plan, as amended and restated effective June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 9, 2006)

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006)

10.8*	2007 Executive and Management Bonus Plan (incorporated by reference to Form 8-K filed on February 6, 2007)

10.9*	Transition Agreement between David Crussell and the Company dated September 28, 2007 (incorporated by reference to Form 10-Q filed November 8, 2007)

10.10*	Offer Letter to Ray Villareal dated October 31, 2007 (incorporated by reference to Form 8-K filed on November 1, 2007)

10.11*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.12*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.13	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.14	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.15	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2007)

10.16	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006)

10.17*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.18*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

10.19	Form of Securities Purchase Agreement, dated as of May 18, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 21, 2007)

10.20	Fourth Amendment and Consent to Credit Agreement dated June 19, 2007 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 10-Q filed August 7, 2007)

10.21	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Form 10-Q filed November 8, 2007)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

March 12, 2008	/S/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on behalf of the Registrant in the capacities and on the dates indicated.

SUMTOTAL SYSTEMS, INC.

March 12, 2008	/S/ DONALD E. FOWLER
Date	Donald E. Fowler, Chief Executive Officer and Director

March 12, 2008	/S/ JACK ACOSTA
Date	Jack Acosta, Chairperson

March 12, 2008	/S/ JOHN W. CONÉ
Date	John W. Coné, Director

March 13, 2008	/S/ ALI R. KUTAY
Date	Ali R. Kutay, Director

March 12, 2008	/S/ SALLY NARODICK
Date	Sally Narodick , Director

March 11, 2008	/S/ KEVIN OAKES
Date	Kevin Oakes, Director

March 12, 2008	/S/ VIJAY VASHEE
Date	Vijay Vashee, Director

SCHEDULE II

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Year	Additions from Acquisitions	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2007:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(899)	$—	$(241)	$418	$(722)
Year ended December 31, 2006:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(1,407)	$—	$(72)	$580	$(899)
Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(729)	$(429)	$(342)	$93	$(1,407)

EXHIBITS

(b)	Exhibits Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	SumTotal Systems, Inc. 2004 Equity Incentive Plan, as amended and restated effective June 9, 2006 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 9, 2006).

10.5*	SumTotal Systems, f/k/a Click2learn, 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 to Click2learn, Inc.’s Registration Statement on Form S-8 (No. 333-83759))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Amended and Restated Change of Control Agreement, approved and adopted on August 16, 2006 (incorporated by reference to Form 8-K filed on August 17, 2006)

10.8*	2007 Executive and Management Bonus Plan (incorporated by reference to Form 8-K filed on February 6, 2007)

10.9*	Transition Agreement between David Crussell and the Company dated September 28, 2007 (incorporated by reference to Form 10-Q filed November 8, 2007)

10.10*	Offer Letter to Ray Villareal dated October 31, 2007 (incorporated by reference to Form 8-K filed on November 1, 2007)

10.11*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.12*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.13	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

1

10.14	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.15	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2007)

10.16	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006)

10.17*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.18*	SumTotal Systems, Inc. Retention Bonus Agreement Form (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2005)

10.19	Form of Securities Purchase Agreement, dated as of May 18, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 21, 2007)

10.20	Fourth Amendment and Consent to Credit Agreement dated June 19, 2007 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 10-Q filed August 7, 2007)

10.21	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Form 10-Q filed November 8, 2007)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

2