Form 10-Q
period 2008-03-31
SUMTOTAL SYSTEMS INC
filed 2008-05-08
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of May 1, 2008 was 32,131,784 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$41,931	$19,182
Short-term investments	9,366	30,143
Accounts receivable, net of allowance for sales returns and doubtful accounts of $693 and $722, respectively	24,415	26,734
Prepaid expenses and other current assets	3,846	4,482

Total current assets	79,558	80,541
Property and equipment, net	7,079	7,901
Goodwill	68,461	68,461
Intangible assets, net	11,241	12,924
Other assets	1,254	1,213

Total assets	$167,593	$171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,544	$2,326
Accrued compensation and benefits	6,634	8,630
Other accrued liabilities	4,492	3,759
Restructuring accrual	135	100
Deferred revenue	32,492	35,898
Notes payable	6,189	6,157

Total current liabilities	52,486	56,870
Non-current liabilities:
Other accrued liabilities, non-current	177	193
Deferred revenue, non-current	658	858
Notes payable, non-current	3,281	4,661

Total liabilities	56,602	62,582
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	33	33
Additional paid-in capital	396,694	395,069
Treasury stock	(3,999)	(3,353)
Accumulated other comprehensive loss	(40)	(92)
Accumulated deficit	(281,697)	(283,199)

Total stockholders’ equity	110,991	108,458

Total liabilities and stockholders’ equity	$167,593	$171,040

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended March 31,
	2008	2007
Revenue:
Subscriptions and support	$17,627	$14,468
Service	9,672	8,233
License	8,693	6,349

Total revenue	35,992	29,050
Cost of revenue:
Subscriptions and support	5,961	4,746
Service	6,891	5,590
License	64	92
Amortization of intangible assets	1,684	2,250

Total cost of revenue	14,600	12,678

Gross margin	21,392	16,372
Operating expenses:
Research and development	5,830	5,039
Sales and marketing	8,728	7,902
General and administrative	5,176	5,006
Restructuring	85	—

Total operating expenses	19,819	17,947

Income (loss) from operations	1,573	(1,575)
Interest expense	(222)	(378)
Interest income	493	163
Other income (expense), net	21	(12)

Income (loss) before provision for income taxes	1,865	(1,802)
Provision for income taxes	363	24

Net income (loss)	$1,502	$(1,826)

Net income (loss) per share, basic and diluted	$0.05	$(0.07)

Weighted average common shares outstanding:
Basic	32,177	26,839
Diluted	32,483	26,839

	Three-Months Ended March 31,
	2008	2007
Stock-based compensation expense:
Cost of revenue - subscriptions and support	$70	$60
Cost of revenue - service	150	137
Research and development	175	138
Sales and marketing	355	275
General and administrative	469	442

Total stock-based compensation expense	$1,219	$1,052

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,502	$(1,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,171	875
Amortization of intangible assets	1,683	2,250
Provision for (recovery of) sales returns and doubtful accounts	(38)	17
Accretion of interest on short-term investments	(121)	(26)
Amortization of discount on notes payable	38	71
Stock-based compensation	1,219	1,052
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,400	4,407
Prepaid expenses and other current assets	645	(90)
Other assets	(27)	42
Accounts payable	176	447
Accrued compensation and benefits	(2,043)	(2,678)
Other accrued liabilities	703	(1,378)
Restructuring accrual	35	(749)
Deferred revenue	(3,725)	80

Net cash provided by operating activities	3,618	2,494
Cash flows from investing activities:
Purchases of property and equipment	(374)	(1,476)
Purchases of short-term investments	(5,052)	(1,454)
Sales/maturities of short-term investments	25,950	3,605
Release of restricted cash	—	23

Net cash provided by investing activities	20,524	698
Cash flows from financing activities:
Repayment of credit facility	(1,094)	(1,094)
Payment of notes payable	(292)	(292)
Purchase of treasury stock	(646)	—
Net proceeds from the issuance of common stock pursuant to SumTotal Systems’ Employee Stock Purchase Plan and exercises of common stock options	406	1,742

Net cash provided by (used in) financing activities	(1,626)	356
Effect of foreign exchange rate changes on cash and cash equivalents	233	(41)

Net increase in cash and cash equivalents	22,749	3,507
Cash and cash equivalents at beginning of period	19,182	10,176

Cash and cash equivalents at end of period	$41,931	$13,683

Supplemental disclosure of cash flow information
Interest paid	$201	$341
Taxes paid	$57	$—

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2008, and for the three-months periods ended March 31, 2008 and 2007, respectively, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. There were no significant changes in our accounting policies that occurred during the three-month periods ended March 31, 2008 from those policies outlined in our Annual Report of Form 10-K which was filed with the SEC on March 13, 2008 that have materially affected our financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue, allowance for sales returns and doubtful accounts, intangible assets, restructuring, stock-based compensation, valuation reserves for deferred tax assets and the tax provision. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $41.9 million and $19.2 million at March 31, 2008 and December 31, 2007, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three-months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Short-term Investments

Short-term investments of $9.4 million and $30.1 million at March 31, 2008 and December 31, 2007, respectively, are stated at fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three-months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, SumTotal Systems considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

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

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At March 31, 2008 and December 31, 2007, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. One customer accounted for 15% of total revenue in the three-months ended March 31, 2008. No customers accounted for greater than 10% of total revenue in the three-months ended March 31, 2007.

Revenue Recognition

SumTotal Systems recognizes revenue from three sources: (1) maintenance, support services and subscription fees from clients accessing its on-demand software and hosting arrangements, all of which SumTotal Systems refers to as subscriptions and support sales, (2) services performed in connection with consulting arrangements, and (3) sales of software licenses and related products. Revenue derived from software licenses and related products is subject to the guidance and requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement, SumTotal Systems evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with these standards, SumTotal Systems recognizes revenue when all of the following four conditions are met:

1.	Persuasive evidence of an arrangement exists. For the vast majority of transactions, SumTotal Systems considers a non-cancelable agreement signed by a customer and SumTotal Systems to be persuasive evidence of an arrangement. For maintenance renewals, an arrangement is evidenced by cash collection or a customer purchase order;

2.	Delivery has occurred. In perpetual licensing arrangements, SumTotal Systems considers delivery to have occurred when the software has been delivered to the customer in the manner prescribed in the contractual arrangement and there are no further performance obligations. Services (including professional services, maintenance, and hosting) and on-demand subscriptions are typically considered delivered as performed;

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

SumTotal Systems sells both perpetual and term-based software licenses. SumTotal Systems’ customers may or may not purchase with licenses the following: (i) support services that provides for technical support and product updates, generally over renewable 12-month periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, SumTotal Systems recognizes license revenues under the residual method or the contract accounting method.

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

Vendor-specific objective evidence is established for most maintenance and hosting of SumTotal Systems’ products based upon the amounts SumTotal Systems charges when maintenance and hosting are sold separately. Vendor-specific objective evidence for maintenance in arrangements where license value is greater than one million dollars, SumTotal Systems utilizes the contractual stated renewal rate, provided that the stated renewal rate is considered substantive.

Partner Arrangements. Distributors, resellers and systems integrators purchase products for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these partners have terms which are generally consistent with the standard terms and conditions for the sale of SumTotal Systems’ software to end-users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to SumTotal Systems’ partners is generally recognized on sell-through after the end user has been identified and the product has been delivered.

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

Typically, a percentage-of-completion basis is evidenced by labor costs incurred compared to estimated total labor costs to complete the project. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items. SumTotal Systems utilizes the cost basis alternative to allocate revenue under SOP No. 81-1. SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs.

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

On-Demand Subscriptions

In hosted arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 101, SAB No. 104 and EITF No. 00-21. Customers will typically prepay for these services, amounts which SumTotal Systems will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from these services ratably over the term of the expected customer relationship once the implementation is complete and the customer has access to the software. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems will recognize a loss for incurred and projected direct costs in excess of the contract value as a period expense.

Allowance for Sales Returns and Doubtful Accounts

SumTotal Systems assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as its historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all SumTotal Systems’ products and services, SumTotal Systems maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, SumTotal Systems analyzes historical payment performance, current economic trends, changes in customer demand of its products when evaluating the adequacy of the allowance for sales returns and doubtful accounts. If the financial condition of its customers or any of the other factors SumTotal Systems uses to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at March 31, 2008. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to SumTotal Systems’ revenue and accounts receivable. Accounts receivable are written-off to revenue or the allowance for doubtful accounts when all collection efforts have been exhausted and it is deemed uncollectible.

Commissions

Commissions are generally expensed as they become payable per the terms of the sales compensation plans. SumTotal Systems’ ResultsOnDemand commissions are deferred and amortized to sales expense over the noncancelable term of its related subscription contracts with its customers, which are typically 12 to 36 months.

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

Business Combinations

In accordance with SFAS No. 141, Business Combinations, the acquisitions discussed in Note 3, Acquisitions and Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the net fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually, typically during the fourth quarter, in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the annual goodwill impairment test, SumTotal Systems considers itself to be one reporting unit as management does not currently use product line financial performance as a basis for business operating decisions.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146, Accounting for Exit or Disposal Activities, as a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 6, Restructuring, in the Notes to the Condensed Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, are capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SumTotal Systems will capitalize qualifying internal payroll and external contracting and consulting costs related to the development of internal use software after the conceptualization and formulation stage has been completed. SumTotal Systems ceases capitalization at the time the software is placed in service and amortizes such costs which are included in property, plant and equipment over the estimated useful life of the software.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net income per share includes potential dilutive common shares. Potential dilutive common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three-months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2008	2007
Net income (loss)	$1,502	$(1,826)
Weighted average common shares outstanding:
Basic	32,177	26,839
Assumed conversion of dilutive securities:
Common stock equivalents	932	—
Treasury stock repurchased	(626)	—

Potentially dilutive common shares	306	—

Diluted	32,483	26,839

Net income (loss) per share:
Basic	$0.05	$(0.07)

Diluted	$0.05	$(0.07)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted income (loss) per share because their effects would have been anti-dilutive due to exercise prices being in excess of market price for the three-months ended March 31, 2008 and 2007 (in thousands, except per option and warrant amounts):

	Three-Months Ended March 31,
	2008	2007
Options to acquire shares of common stock	5,497	1,952
Weighted average option price	$7.30	$10.80
Warrants to acquire shares of common stock	1,424	1,424
Weighted average warrant price	$7.54	$7.81

For the three-months ended March 31, 2007, SumTotal Systems had 4,197,100 options with exercise prices below the weighted average fair market value of common stock for the period which were excluded from diluted weighted average shares calculation because of SumTotal Systems’ net loss position in the period.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of comprehensive loss for the three-months ended March 31, 2008 and 2007 presented below (in thousands):

	Three-Months Ended March 31,
	2008	2007
Net income (loss)	$1,502	$(1,826)
Foreign currency translation adjustment	59	19
Unrealized gain (loss) on investments	(7)	—

Comprehensive income (loss)	$1,554	$(1,807)

SumTotal Systems’ total comprehensive income (loss) for the three-months ended March 31, 2008 and 2007 consisted of net loss, the change in foreign currency translation adjustments and unrealized gain/loss on investments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss at March 31, 2008, consists of foreign currency translation loss adjustments of $37,000 and unrealized loss on investments of $3,000.

Stock-Based Compensation

On January 1, 2006, SumTotal Systems adopted SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R supersedes SumTotal Systems previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. SumTotal Systems applied the provisions of SAB No. 107 and SAB No. 110 in the adoption of SFAS No. 123R.

SumTotal Systems adopted SFAS No. 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect and do not include, the impact of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rates the three-months ended March 31, 2008 and 2007 were 10.54% and 11.85%, respectively, and were based on historical compound annual forfeiture experience.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from SumTotal Systems’ stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted during fiscal year 2007 was derived from the use of the simplified method under SAB No. 107 and the expected term of options granted subsequent to December 31, 2007, as governed by SAB No. 110. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of the stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information Under SFAS No. 123R

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Forfeitures are estimated based on historical experience and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions set forth in the table below. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three-Months Ended March 31,
	2008	2007
Risk-free rate	3.2%	4.7%
Expected volatility	78.1%	95.6%
Expected life (years)	6.3	6.3

The weighted-average fair value calculations for SumTotal Systems’ Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

	Three-Months Ended March 31,
	2008	2007
Risk-free rate	2.2%	5.2%
Expected volatility	48.9%	52.0%
Expected life (years)	0.5	0.5

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock and units under SFAS No. 123R for the three-month periods ended March 31, 2008 and 2007 which was allocated as follows (in thousands):

	Three-Months Ended March 31,
	2008	2007
Subscriptions and support	$70	$60
Service	150	137

Total costs of revenue	220	197
Research and development	175	138
Sales and marketing	355	275
General and administrative	469	442

Stock-based compensation included in operating expenses	999	855

Total stock-based compensation expense	$1,219	$1,052

A summary of option activity under SumTotal Systems’ stock equity plans during the three-months ended March 31, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,407	$6.74	6.64
Granted	56	4.70
Exercised	(22)	2.24		54
Cancelled	(261)	8.05

Outstanding at March 31, 2008	6,180	$6.68	6.63	$861

Exercisable at March 31, 2008	4,328	$6.90	5.80	$861

A summary of the status of the changes in SumTotal Systems’ restricted stock during the three-months ended March 31, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted shares at December 31, 2007	54	$4.69
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested restricted shares at March 31, 2008	54	$4.69

A summary of the status of the changes in SumTotal Systems’ restricted stock units during the three-months ended March 31, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2007	67	$4.17
Granted	170	4.68
Vested	—	—
Cancelled	—	—

Non-vested restricted share units at March 31, 2008	237	$4.54

The total intrinsic value of options exercised during the three-months ended March 31, 2008 and 2007, was approximately $54,000 and $652,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the three-months ended March 31, 2008 and 2007, was approximately $40,000 and $141,000, respectively. The fair value of options vested during the three-months ended March 31, 2008 and 2007, was approximately $1.1 million and $0.9 million, respectively. As of March 31, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock and restricted stock units was $10.3 million, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years. The weighted average grant date fair value of options granted in the three-months ended March 31, 2008 and 2007, was $3.30 and $6.03, respectively.

Adoption of Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement was adopted as of January 1, 2007 and did not have a material impact on SumTotal Systems’ results of operations and financial condition.

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

Effective January 1, 2007, SumTotal Systems adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In the three-months ended March 31, 2008, SumTotal Systems recognized a $6,000 adjustment for interest expense related to the unrecognized tax benefits recorded previously. In accordance with FIN No. 48, paragraph 19, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, SumTotal Systems adopted SFAS No. 157 which did not have a material impact on its financial position and results of operations.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2: inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•

Level 3: unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$41,931	$41,931	$—	$—
Short-term investments	9,366	9,366	—	—

Total	$51,297	$51,297	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 provided the entity also elects to apply the provision of SFAS No. 157. On January 1, 2008, SumTotal Systems adopted SFAS No. 159 which did not have a material impact on its financial position and results of operations.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. On January 1, 2008, SumTotal Systems adopted EITF No. 07-03 which did not have a material impact on its financial position and results of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to SumTotal Systems’ results of operations.

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

In December 2007, the SEC issued SAB No. 110, which expressed the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether SumTotal Systems has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SumTotal Systems does not expect the adoption of SAB No. 110 to have a material effect on its operations or financial position, although it is evaluating the potential impact.

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

	Purchase Price	Estimated Weighted Average Useful Lives in Years
Core and developed technologies	$2,190	3.0
Customer installed-base relationships	1,710	5.0
Customer backlog	550	3.0

	$4,450	3.8

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

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at March 31, 2008 amounts to $719,000 and will be paid in December 2008. In connection with the MindSolve acquisition in November 2006, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 at March 31, 2008 and are scheduled to be paid in the fourth quarter of 2008.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,730)	$1,582
Customer installed-base relationships	17,094	(8,695)	8,399
Customer hosted relationships	1,014	(819)	195
Customer contract relationships	8,525	(7,460)	1,065
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(29,684)	$11,241

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,178)	$2,134
Customer installed-base relationships	17,094	(7,844)	9,250
Customer hosted relationships	1,014	(768)	246
Customer contract relationships	8,525	(7,231)	1,294
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(28,001)	$12,924

There was no impairment of goodwill or intangible assets for the three-months ended March 31, 2008 and 2007, respectively.

The following represents the expected future amortization of intangible assets as of March 31, 2008 (in thousands):

Remainder of 2008	$4,156
2009	4,038
2010	1,841
2011	1,080
2012	126

Total expected future amortization of intangible assets	$11,241

Amortization expense related to intangible assets was approximately $1,684,000 and $2,250,000 in the three-months ended March 31, 2008 and 2007, respectively.

NOTE 5: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Credit facility	$4,375	$4,375
Litigation settlement	1,133	1,116
MindSolve shareholder	681	666

Total current portion of notes payable	$6,189	$6,157

The non-current portion of notes payable consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Credit facility	$3,281	$4,375
Litigation settlement	—	286

Total non-current portion of notes payable	$3,281	$4,661

Credit Facility

Concurrent with the closing of the Pathlore Acquisition on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”), as adjusted, to meet the working capital requirements of the business.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. As of March 31, 2008, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 4.7025% plus 2.25%, resulting in a total interest rate of 6.9525%. The Term Loan is due in principal installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three-months. As of March 31, 2008, $7,656,000 in notes payable remained outstanding for the credit facility.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of March 31, 2008, SumTotal Systems had $53.3 million, comprised of $48.5 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of March 31, 2008. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay outstanding debt of approximately $7.7 million at March 31, 2008.

In accordance with the terms of the Term Loan, SumTotal Systems made total payments of $1.3 million to Wells Fargo Foothill during the three-months ended March 31, 2008, of which $1.1 million and $0.2 million were principal and interest, respectively.

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

On March 27, 2008, SumTotal Systems entered into a forward contract and sold approximately 2.5 million GBP, equivalent $5.0 million USD, with a maturity date of April 30, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations for the three-months ended March 31, 2008 and 2007, was a foreign translation loss of approximately $42,000 and a loss of $11,000, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability of $1.1 million is included in current notes payable on the accompanying Condensed Consolidated Balance Sheet.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at March 31, 2008 amounts to $719,000 and will be paid in December 2008.

NOTE 6: RESTRUCTURING

The following table depicts restructuring activity for the three-months ended March 31, 2008 (in thousands):

	Balance at December 31, 2007	Additions	Reductions/Cash Expenditures	Balance at March 31, 2008
Vacated facilities	$9	$—	$(2)	$7
Employee severance and other related costs	91	85	(48)	128

	$100	$85	$(50)	$135

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations. Employee severance and other related costs consists of severance and other benefits resulting from our fourth quarter 2007 reduction in force.

NOTE 7: TREASURY SHARE PURCHASES

On August 20, 2007, SumTotal Systems’ Board of Directors authorized the repurchase up to $15.0 million of SumTotal Systems’ outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. SumTotal Systems intends to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate SumTotal Systems to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at SumTotal Systems’ discretion. As of March 31, 2008, SumTotal Systems has purchased 803,461 shares of common stock for an aggregate cost of approximately $4.0 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands)
Through December 31, 2007	628,243	$5.34	$3,353	$11,647
January 1-31, 2008	—	—	—	11,647
February 1-29, 2008	50,000	4.23	211	11,436
March 1-31, 2008	125,218	3.47	435	11,001

Total	803,461	$4.98	$3,999	$11,001

NOTE 8: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $704,000 and $681,000 during the three-months ended March 31, 2008 and 2007, respectively.

Future payments under operating lease obligations at March 31, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$12,108	$1,871	$2,676	$1,957	$1,746	$1,753	$2,105

On February 14, 2008, SumTotal Systems entered into an additional amendment of its lease for the Bellevue, Washington facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008. Included in the table above are aggregate base rent payments for the Bellevue, Washington lease of approximately $7.5 million for the five year period ended December 31, 2013.

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 at March 31, 2008 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal Systems and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a Termination Event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by SumTotal Systems’ Current Report on Form 8-K filed by us on August 17, 2006. In addition to his change of control agreement, the terms of Mr. Villareal’s offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal Systems on November 1, 2007.

From time to time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. SumTotal Systems’ management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly and time consuming and may distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on SumTotal Systems’ future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 9, Guarantees, Warranties and Indemnification, in the Notes to Consolidated Condensed Financial Statements.

As part of its ongoing business, SumTotal Systems does not participate in material transactions that constitute relationships that are considered off-balance sheet arrangements.

NOTE 9: GUARANTEES, WARRANTIES AND INDEMNIFICATION

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

Indemnification and warranty provisions contained within SumTotal Systems’ customer license and service agreements are generally consistent with those prevalent in the industry. The duration of product warranties are generally between 90 to 365 days following delivery of the products. Significant obligations under customer indemnification or warranty provisions have not been incurred historically and are not expected in the future. Accordingly, accruals for potential customer indemnification or warranty- related obligations are not maintained.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended March 31,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$27,523	76.5%	$23,681	81.5%
Other Americas	2,324	6.5%	1,272	4.4%

Total Americas	29,847	83.0%	24,953	85.9%
Europe	4,906	13.6%	3,237	11.1%
Asia/Pacific	1,239	3.4%	860	3.0%

Total revenue	$35,992	100.0%	$29,050	100.0%

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	March 31, 2008	December 31, 2007
United States	$85,585	$87,781
Europe	246	279
India	2,052	2,300
Asia/Pacific	152	139

Total long-lived assets	$88,035	$90,499

NOTE 11: LEGAL PROCEEDINGS

From time-to-time, SumTotal Systems is involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. SumTotal Systems is not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on SumTotal Systems’ business, operating results and financial condition.

SumTotal Systems may, from time to time, also be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as a subpoena SumTotal Systems received on April 30, 2008 from the U.S. Department of Defense, Office of the Inspector General. The subpoena requests documents related to SumTotal Systems’ sale of products and services to the Department of Defense as well as other documents related to SumTotal Systems. SumTotal Systems is cooperating with the government’s request and is in the process of responding to the subpoena. The matter is in a preliminary stage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2007.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 7 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

In the three-months ended March 31, 2008, we continued to implement our growth strategy. Highlights with respect to operations include:

•	continued penetration into our customer base by selling additional licenses and modules;

•	acquired new enterprise customers as enterprises increasingly standardize on one Learning Management System (“LMS”) platform;

•	continued growth in international regions;

•	continued our sales into the small and medium business (“SMB”) market through our on-demand solutions;

•	expanded our performance management customer base through new customers and selling into our existing customer base;

•

continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our subscription and support revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance; and

•

continued innovation in the learning and talent management market with first-to-market release of solutions such as integration with SkillSoft’s Open Learning Services Architecture and our new ToolBook Instructor release which includes the ability to rapidly create learning and interactive content for the Apple iPhone™.

Total revenue increased to $36.0 million in the three-months ended March 31, 2008 from $29.1 million in the comparable period in 2007. Our cash flow from operating activities increased to $3.6 million in the three-months ended March 31, 2008 from $2.5 million in the comparable period in 2007. Further, we generated a net income of $1.5 million in the three-months ended March 31, 2008, an increase from our net loss of $1.8 million in the comparable period in 2007.

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

•	revenue recognition;

•	allowances for sales returns and doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	valuation allowance for deferred tax assets;

•	business combinations; and

•	stock-based compensation.

Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. The Notes to the Condensed Consolidated Financial Statements, contained elsewhere in this Report, contain additional information regarding our accounting policies and other disclosures required by generally accepted accounting principles.

We have made no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 13, 2008.

Comparison of Financial Data for the Three-Months Ended March 31, 2008 and 2007

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended March 31, 2008 and 2007:

	2008	2007
Revenue:
Subscriptions and support	49.0%	49.8%
Service	26.9	28.3
License	24.1	21.9

Total revenue	100.0	100.0
Cost of revenue:
Subscriptions and support	16.6	16.3
Service	19.1	19.2
License	0.2	0.3
Amortization of intangible assets	4.7	7.8

Total cost of revenue	40.6	43.6

Gross margin	59.4	56.4
Operating expenses:
Research and development	16.2	17.3
Sales and marketing	24.2	27.2
General and administrative	14.4	17.3
Sales and marketing	0.2	—

Total operating expenses	55.0	61.8

Income (loss) from operations	4.4	(5.4)
Other income (expense), net	0.8	(0.8)

Income (loss) before income taxes	5.2	(6.2)
Provision for income taxes	1.0	0.1

Net income (loss)	4.2%	(6.3)%

Revenue

Revenue for the three-months ended March 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$17,627	$14,468	$3,159	21.8%
Percentage of net revenue	49.0%	49.8%
Service	9,672	8,233	1,439	17.5%
Percentage of net revenue	26.9%	28.3%
License	8,693	6,349	2,344	36.9%
Percentage of net revenue	24.1%	21.9%

Total revenue	$35,992	$29,050	$6,942	23.9%

In the three-months ended March 31, 2008, we were successful in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series and legacy products and services to new and existing customers was approximately $6.6 million. The increase in revenue recognized from sales of our Performance Management products and services provided to our acquired MindSolve customers was approximately $0.3 million.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the three-months ended March 31, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$3,958	$3,516	$442	12.6%
Term license rental arrangements	1,722	939	783	83.4%
On-demand subscriptions	1,875	1,427	448	31.4%

Total subscriptions	7,555	5,882	1,673	28.4%
Support maintenance	10,072	8,586	1,486	17.3%

Total subscriptions and support revenue	$17,627	$14,468	$3,159	21.8%

The $3.2 million increase in subscriptions and support revenue in the three-months ended March 31, 2008 over the comparative period in 2007 was the result of $3.1 million from subscription and support contract sales to new and existing customers related to the SumTotal 7 Series and legacy product suites and $0.1 million from increased sales to acquired MindSolve customers. These results reflect increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrate continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management.

Changes to the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $0.4 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $0.8 million increase in contract sales to new and existing customers related to the SumTotal 7 Series and legacy products;

•

the increase in on-demand subscriptions revenue was the result of $0.3 million from increased sales of our ResultsOnDemand product as new SMB customers purchased our subscription offering rather than the perpetual products we sold historically and $0.1 million from increased sales to acquired MindSolve customers; and

•

the increase in support maintenance revenue was the result of $1.5 million from increased contract sales to customers related to the SumTotal 7 Series and legacy products, including $0.7 million in revenue from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in subscription and support had no material effect on our revenue in the three-months ended March 31, 2008 over the comparative period.

Service revenue. The increase in service revenue in the three-months ended March 31, 2008 over the comparable period in 2007 was primarily due to a $1.2 million increase in consulting revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue and a $0.2 million increase from additional consulting contracts to new and existing TotalPerformance customers.

Price changes in service had no material effect on our revenue in the three-months ended March 31, 2008 over the comparative period in 2007.

License revenue. The increase in license revenue in the three-months ended March 31, 2008 over the comparable period in 2007 was primarily due to $3.4 million in license revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue, partially offset by a $0.9 million decrease in sales of our perpetual license products as new SMB customers purchased our subscription offerings rather than the perpetual products we sold historically.

Price changes in license had no material effect on our revenue in the three-months ended March 31, 2008 over the comparative period in 2007.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales, which include product and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$27,523	$23,681	$8,539	45.0%
Percentage of net revenue	76.5%	81.5%
Other Americas	2,324	1,272	1,360	141.1%
Percentage of net revenue	6.5%	4.4%

Total Americas	29,847	24,953	9,899	49.6%
Percentage of net revenue	83.0%	85.9%
Europe	4,906	3,237	1,233	33.5%
Percentage of net revenue	13.6%	11.1%
Asia/Pacific	1,239	860	559	82.2%
Percentage of net revenue	3.4%	3.0%

Total revenue	$35,992	$29,050	$6,942	23.9%

The $7.0 million increase in total revenue for the three-months ended March 31, 2008 over the comparable period in 2007 was primarily due to increased sales of our software products in the Americas, including $5.2 million in revenue as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue from a large sale and installation of an enterprise-wide solution for one of our global retail customers. Revenue in Europe increased primarily due to a large sale and installation of an enterprise-wide solution for one of our global financial services customers. Revenue in Asia/Pacific increased primarily due to increased sales of our software products throughout Australia and the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended March 31, 2008 over the comparable period in 2007.

One customer accounted for 15% of total revenue in the three-months ended March 31, 2008. No customers accounted for greater than 10% of total revenue in the three-months ended March 31, 2007.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$5,961	$4,746	$1,215	25.6%
Percentage of total revenue	16.6%	16.3%
Service	6,891	5,590	1,301	23.3%
Percentage of total revenue	19.1%	19.2%
License	64	92	(28)	(30.4)%
Percentage of total revenue	0.2%	0.3%
Amortization of intangible assets	1,684	2,250	(566)	(25.2)%
Percentage of total revenue	4.7%	7.7%

Total cost of revenue	$14,600	$12,678	$1,922	15.2%

Cost of subscriptions and support. The increase in cost of subscriptions and support for the three-months ended March 31, 2008 over the comparable period in 2007 was primarily due to a $0.8 million increase for additional employees in the U.S. and India, a $0.2 million increase in equipment and software depreciation costs resulting from prior software subscription increases due to an expanded user base and a $0.2 million increase in costs related to outside services needed to support our growing infrastructure. We expect cost of subscriptions and support to continue to increase in 2008 to support our growing customer base.

Cost of services. The increase in the cost of services for the three-months ended March 31, 2008 over the comparable period in 2007 was partially attributable to a $0.3 million increase in employee related expenses from added headcount. The remaining increase was due to $0.3 million for 3rd party support along with an increase of $0.7 million related to prior period cost deferrals for large revenue projects completed in the three-months ended March 31, 2008. We expect cost of services to continue to increase in 2008 to support the on-going business and large project orders received.

Cost of license. The decrease in the cost of services for the three-months ended March 31, 2008 over the comparable period in 2007 is due to reduced usage of third party content preparation. We expect the cost of license to remain at a similar level to 2007 throughout the remainder of 2008.

Amortization of intangible assets. The decrease in amortization of intangible assets for the three-months ended March 31, 2008 over the comparable period in 2007 is attributable to $0.2 million in amortization of certain intangibles recorded from prior acquisitions which became fully amortized in 2007 and a decrease of $0.3 million in the amortization of intangibles from Mindsolve and other prior acquisitions in line with cash flow projections of the business made at the time of acquisition.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-Months Ended March 31,
	2008	2007
Gross margin
Subscriptions and support	$11,666	$9,722
Percentage of subscriptions and support revenue	66.2%	67.2%
Services	2,781	2,643
Percentage of services revenue	28.8%	32.1%
License	8,629	6,257
Percentage of license revenue	99.3%	98.6%
Amortization of intangible assets	(1,684)	(2,250)
Percentage of license revenue	(19.4)%	(35.4)%

Total gross margin	$21,392	$16,372
Percentage of net revenue	59.4%	56.4%

Gross margin percent for subscriptions and support in the three-months ended March 31, 2008 decreased over the comparable period in 2007. This decrease is attributed to a lower overall margin percent of our Total Performance product that was acquired in November 2006 as investments in staff and support costs were made to expand that business while additional depreciation expenses were incurred as we invested in our hosting infrastructure to satisfy an increase in demand.

Gross margin percent for services in the three-months ended March 31, 2008 decreased over the comparable period in 2007 due to investments in additional headcount and third party support which were entirely offset by the increases in service and consulting revenue.

Gross margin percent for license, exclusive of amortization of intangible assets, in the three-months ended March 31, 2008, improved slightly over the comparable period in 2007 due to the reduced usage of third party licenses and content. Gross margin percent for license, including amortization of intangible assets, improved to due to the increase in license revenue and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charges (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$5,830	$5,039	$791	15.7%
Percentage of net revenue	16.2%	17.3%
Sales and marketing	8,728	7,902	826	10.5%
Percentage of net revenue	24.2%	27.2%
General and administrative	5,176	5,006	170	3.4%
Percentage of net revenue	14.4%	17.2%
Restructuring charge	85	—	85	100.0%
Percentage of net revenue	0.2%	—%

Total operating expenses	$19,819	$17,947	$1,872	10.4%
Percentage of net revenue	55.0%	61.8%

Research and development. The increase in research and development expense in the three-months ended March 31, 2008 over the comparable period in 2007 was primarily due to $0.6 million in additional employee and related costs and $0.2 million in additional facility and equipment expenses related to our investment in Performance Management and ResultsOnDemand projects for future releases. We expect research and development expense to increase in 2008 due to continued investment in future versions our SumTotal product series for LMS and Performance Management.

Sales and marketing. The increase in sales and marketing expense in the three-months ended March 31, 2008 over the comparable period in 2007 was due to an increase of $0.4 million in employee and related costs and commissions related to international and SMB personnel, a $0.1 million decrease in travel expense, a $0.3 million increase in other miscellaneous expenses, a $0.1 million increase in marketing programs and a $0.1 increase in stock-based compensation expense. We expect sales and marketing expenses to increase in 2008 to support increased revenue expectations.

General and administrative. The increase in general and administrative expense in the three-months ended March 31, 2008 over the comparable period in 2007 was due to a $0.3 million increase in expenses relating to general and administrative personnel, offset by a $0.1 million decrease related to facility and other expenses. We expect a small increase in general and administrative expenses for 2008.

Restructuring charge. During the three-months ended March 31, 2008, we recorded a restructuring charge of $85,000 in employee severance and other related costs. Employee severance and other related costs consists of severance and other benefits resulting from our fourth quarter 2007 reduction in force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2007 which was allocated as follows (in thousands):

	Three-Months Ended March 31,
	2008	2007
Stock-based compensation expense:
Subscriptions and support	$70	$60
Service	150	137
Research and development	175	138
Sales and marketing	355	275
General and administrative	469	442

Total stock-based compensation expense	$1,219	$1,052

Non-Operating Income (Expense), Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(222)	$(378)	$156	(41.3)%
Percentage of net revenue	(0.6)%	(1.3)%
Interest income	493	163	330	202.5%
Percentage of net revenue	1.4%	0.6%
Other income (expense), net	21	(12)	33	(275.0)%
Percentage of net revenue	0.1%	(0.0)%

Total non-operating expenses	$292	$(227)	$519	(228.6)%
Percentage of net revenue	0.8%	(0.8)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. Interest income increased in the three-months ended March 31, 2008 over the comparable period in 2007 due to our higher cash levels within the quarter, which was partially offset by lower interest rates during the quarter. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Other income expense, net. The increase in other income in the three-months ended March 31, 2008 was primarily due to lower net foreign exchange expense as a result of our adoption of a forward exchange hedging program. We adopted a forward exchange hedging program for the United States Dollar (“USD”) and Great British Pound (“GBP”) contracts which we believe will minimize future fluctuations related to changes in exchange rates.

Provision for income taxes. The effective tax rate for the three-months ended March 31, 2008 was 17.5% due to our first quarter taxable income and our forecasted fiscal 2008 taxable income, partially offset by the utilization of certain federal and state NOL tax credit carryforwards. Effective tax rates differ from the federal statutory rate of 35% due to state taxes, foreign losses for which no tax benefit is provided, amortization of intangible assets and non-deductible stock-based compensation expense.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were $41.9 million of cash and cash equivalents, $9.4 million of short-term investments and a revolving credit facility with Wells Fargo Foothill to a maximum of $5.0 million, adjusted as described in the following paragraph, to meet the working capital requirements of the business. Our short-term investment portfolio declined from $30.1 million at December 31, 2007 to $9.4 million at March 31, 2008 primarily as a result of re-investing maturities of short-term investments during the quarter into cash and cash equivalents of higher credit quality in light of current financial markets instability.

In July 2006, under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at March 31, 2008.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with greater working capital and will be used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of March 31, 2008, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

On August 20, 2007, our Board of Directors authorized the repurchase up to $15.0 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated any time at in the discretion of the Board of Directors.

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

Three-months ended March 31, 2008

Net cash provided by operating activities was $3.6 million during the three-months ended March 31, 2008. The cash provided during the period primarily relates to our net income of $1.5 million and collections of our trade receivables resulting in a net decrease in accounts receivable of $2.4 million. Offsetting these increases in operating cash are decreases in other accrued compensation and benefits and deferred revenue of $2.0 million and $3.7 million, respectively. The decline in accrued compensation and benefits is primarily associated with year-end sales commissions, bonuses and severance which were paid in the three-months ended March 31, 2008. The decline in deferred revenue is associated with the release of deferred revenue recognized in the first quarter of 2008 principally from one large deal. Also included in cash provided by operating activities are adjustments to net income for non-cash items which included intangible assets amortization of $1.7 million, stock-based compensation of $1.2 million and depreciation and amortization of $1.2 million.

Net cash provided by investing activities was $20.5 million in the three-months ended March 31, 2008. The cash provided during the period primarily relates to short-term investments maturities of $26.0 million in the three-months ended March 31, 2008, which was partially offset by purchases of $5.1 million of short-term investments and $0.4 million in purchases of property and equipment to increase our infrastructure. At March 31, 2008, short-term investments had a carrying value of $9.4 million.

Net cash used by financing activities includes a repayment of indebtedness under the Wells Fargo Foothill credit facility of $1.1 million, a payment of $0.3 million for notes payable related to our settlement with IpLearn and $0.6 million for purchases of treasury stock. Offsetting these uses was $0.4 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options.

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $704,000 and $681,000 during the three-months ended March 31, 2008 and 2007, respectively.

Future payments under operating lease obligations at March 31, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$12,108	$1,871	$2,676	$1,957	$1,746	$1,753	$2,105

On February 14, 2008, SumTotal Systems entered into an additional amendment of its lease for the Bellevue, Washington facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008 occurs. Included in the table above are aggregate base rent payments of approximately $7.5 million for the five year period ended December 31, 2013.

In connection with the MindSolve acquisition in November 2006, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal Systems and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a Termination Event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a Termination Event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a Termination Event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by SumTotal Systems’ Current Report on Form 8-K filed by us on August 17, 2006. In addition to his change of control agreement, the terms of Mr. Villareal’s offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal Systems on November 1, 2007.

From time-to-time, third parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition, without limitation from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on its future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 9, Guarantees, Warranties and Indemnification, in the Notes to Consolidated Condensed Financial Statements.

Effective January 1, 2007, we adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Refer to Note 2, Summary of Significant Accounting Policies – Adoption of Accounting Standards, in the Notes to the Condenses Consolidated Financial Statements.

As part of our ongoing business, we do not participate in material transactions that constitute relationships that are considered off-balance sheet arrangements.

Equity Incentive Awards

SumTotal Systems’ equity incentive plan is a key component of the compensation package SumTotal Systems provides to attract and retain talented employees and believes equity awards, such as stock options and other equity grants, provides its employees a strong link to SumTotal Systems’ long term performance and the interests of its stockholders. The trading price of SumTotal Systems’ common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of SumTotal Systems’ common stock may be lower than the exercise price of options held by some of its employees or the value of its common stock may decline from the value of such stock at the time of grant of other equity awards and the effectiveness of its equity incentive plan may be adversely impacted. For example, at March 31, 2008, 87% of SumTotal Systems’ outstanding stock options had exercise prices in excess of the current market price of its common stock.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of March 31, 2008 and December 31, 2007.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement As of March 31, 2008, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 4.7025% plus 2.25%, resulting in a total interest rate of 6.9525%. If market interest rates were to increase immediately and uniform by 10% from current levels at March 31, 2008, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three-months ended March 31, 2008, international revenue from our foreign subsidiaries accounted for approximately 24% of total revenue, up from 18% in the comparable period in 2007. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. On March 27, 2008, SumTotal Systems entered into a forward contract in which SumTotal Systems sold approximately 2.5 million GBP, equivalent $5.0 million USD, for a value date of April 30, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations in the three-months ended March 31, 2008, was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results and financial condition.

We may, from time to time, also be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as a subpoena we received on April 30, 2008 from the U.S. Department of Defense, Office of the Inspector General. The subpoena requests documents related to our sale of products and services to the Department of Defense as well as other documents related to us. We are cooperating with the government’s request and are in the process of responding to the subpoena. The matter is in a preliminary stage.

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

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent management solutions, the SumTotal 7 Series, as well as our legacy products and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. Although we were profitable for the three-month period ending March 31, 2008, historically, we have not been GAAP profitable and we are not forecasting GAAP profitability for next quarter and may not consistently achieve or sustain GAAP profitability. If we fail to generate adequate revenue from the SumTotal 7 Series, successor products and related services, we will continue to incur losses.

Furthermore, we have taken actions to reduce our operating expenses, including the elimination of a number of positions, in the fourth quarter of 2007. While we believe the full benefit of the savings of these actions will commence in the first quarter of 2008, there can be no guarantee that these cost reductions will enable us to be profitable in 2008 or subsequent periods.

In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses. In addition, charges related to stock-based compensation awards, including grants of stock options, are recorded as an expense in our reported results of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, which has the result of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	our increased focus on offering our products as on-demand subscriptions;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially the SumTotal 7 Series, successor products to the SumTotal 7 Series, related services and our on-demand subscriptions;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	the timing of revenue and expense recognition, including the recognition of a signifcant portion of revenue or expenses in a single quarter from large and/or long-term contracts;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

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

Our business depends on the overall demand for learning, performance and talent management systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that the budgets for technology spending are reduced, demand for our products and services will also decrease. Furthermore, the market for our products and services may be disproportionately affected by weakness in general economic conditions or the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their learning, performance, and talent management systems a priority. Weak economic conditions, or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices, or possible delays or cancellations of purchases, for our products and services and reduced sales.

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

Since the formation of SumTotal Systems in 2004, we have introduced major product upgrades in December 2004, April 2005, June 2006, December 2006, and June 2007, and plan to launch subsequent product releases. We face numerous risks relating to product transitions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new upgrades. Due to the product transition, we may be unable to forecast revenue from product sales and related services accurately, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to market and sell the product successfully, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; Gainesville, Florida; and Hyderabad, India. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed. If we fail to manage the transition to new product offerings successfully, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Further, we have plans to discontinue supporting certain legacy products and encourage customers of these products to upgrade to a newer version of our software. However, if these customers chose not to upgrade or there are delays or complications in such upgrades causing a decrease in customer satisfaction with out products, our financial results may be harmed.

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

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of March 31, 2008 was approximately $7.7 million. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our cash flow is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan could significantly reduce our cash position. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Even though in the second quarter of 2007 we closed on a registered direct offering of our common stock, raising over $32 million after fees and expenses, if our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Further, our ability to utilize our Revolver credit facility expires in 2009. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we may be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

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

Our success depends to a significant degree on the performance of the senior management team and other key employees, and there is no guarantee that such officers or key employees will remain employed with us. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance. Furthermore, in August 2007, we announced the departure of our Chief Operating Officer, who left the Company at the end of 2007. As a result of his departure, or the departure of any of our other key employees, there is a risk that we would be unable to effectively manage the Company and successfully meet operational and other challenges, which could harm our business. If the Company’s senior management team, including any new hires, fail to work effectively together and execute the Company’s plans and strategies, our business could be harmed.

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

In addition, we announced a restructuring in the fourth quarter of 2007 which included the termination of employment of a number of our employees. While most of the terminated employees signed release agreements, there is no assurance that such employees or any other former employee will not sue us for wrongful termination or other employment related claims. Even if such suits are meritless, such suits may divert management resources and will be costly to defend. The results of such litigation, if any, may be difficult to predict, and a judgment or settlement may adversely affect our operating results, which may result in a lower stock price.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on March 31, 2008 was $68.5 million and $11.2 million, respectively.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and income taxes could cause us to recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with the accounting rules and guidance provided by AICPA and FASB, these bodies continue to issue implementation guidelines for their standards and the accounting profession continues to discuss a wide range of potential interpretations of such rules and guidance. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. If our determination of these matters is subsequently changed or updated, such changes or updates could result in an adverse impact on our financial statements.

Adverse litigation, disputes or investigations could affect our business.

We may, from time to time, be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as the subpoena we received on April 30, 2008 from the U.S. Department of Defense, as described in the section “Legal Proceedings”. These matters can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Even if such matters do not result in litigation or such matters are resolved in our favor, such matters and the time and resources necessary to resolve or litigate them, could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

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

As of December 31, 2007, we had federal and state NOL and research and development tax credit carry-forwards available to offset future taxable income. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

In addition, we could be liable for the misuse or unauthorized disclosure of personal data. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. While we are certified under the European Union Safe Harbor which regulates the collection, disclosure and use of personal data, failure to comply with these various regulations could subject us to fines, and cause customers to lose confidence in our software products and related services, thereby negatively affecting our revenue and expense.

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

Purchases of Equity Securities. On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion. As of March 31, 2008, we have purchased 803,461 shares of common stock for an aggregate cost of approximately $4.0 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yety be Purchased Under the Programs (in thousands)
Thru December 31, 2007	628,243	$5.34	$3,353	$11,647
January 1-31, 2008	—	—	—	11,647
February 1-29, 2008	50,000	4.23	211	11,436
March 1-31, 2008	125,218	3.47	435	11,001

Total	803,461	$4.98	$3,999	$11,001

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	2008 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2008)

10.2*	Form of Stock Unit Award Agreement under the SumTotal Inc. 2004 Equity Incentive Plan

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

May 7, 2008	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	2008 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2008)

10.2*	Form of Stock Unit Award Agreement under the SumTotal Inc. 2004 Equity Incentive Plan

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.