Form 10-Q
period 2008-06-30
SUMTOTAL SYSTEMS INC
filed 2008-08-05
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of July 31, 2008 was 31,861,681 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$45,511	$19,182
Short-term investments	5,069	30,143
Accounts receivable, net of allowance for sales returns and doubtful accounts of $783 and $722, respectively	25,124	26,734
Prepaid expenses and other current assets	4,108	4,482

Total current assets	79,812	80,541
Property and equipment, net	7,180	7,901
Goodwill	68,461	68,461
Intangible assets, net	9,856	12,924
Other assets	1,359	1,213

Total assets	$166,668	$171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,699	$2,326
Accrued compensation and benefits	8,097	8,630
Other accrued liabilities	4,223	3,759
Restructuring accrual	170	100
Deferred revenue	33,890	35,898
Notes payable	5,929	6,157

Total current liabilities	54,008	56,870
Non-current liabilities:
Other accrued liabilities, non-current	158	193
Deferred revenue, non-current	1,059	858
Notes payable, non-current	2,187	4,661

Total liabilities	57,412	62,582
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	33	33
Additional paid-in capital	397,971	395,069
Treasury stock	(5,690)	(3,353)
Accumulated other comprehensive loss	(372)	(92)
Accumulated deficit	(282,686)	(283,199)

Total stockholders’ equity	109,256	108,458

Total liabilities and stockholders’ equity	$166,668	$171,040

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscriptions and support	$17,361	$15,104	$34,988	$29,572
Service	8,735	7,979	18,407	16,212
License	5,849	7,143	14,542	13,492

Total revenue	31,945	30,226	67,937	59,276

Cost of revenue:
Subscriptions and support	6,330	5,166	12,291	9,912
Service	6,205	5,636	13,096	11,226
License	54	200	118	292
Amortization of acquired intangible assets	1,385	2,051	3,069	4,301

Total cost of revenue	13,974	13,053	28,574	25,731

Gross margin	17,971	17,173	39,363	33,545

Operating expenses:
Research and development	5,565	5,258	11,395	10,297
Sales and marketing	8,617	8,954	17,345	16,857
General and administrative	4,885	4,414	10,061	9,420
Restructuring	37	—	122	—

Total operating expenses	19,104	18,626	38,923	36,574

Income (loss) from operations	(1,133)	(1,453)	440	(3,029)
Interest expense	(178)	(364)	(400)	(743)
Interest income	344	379	837	541
Other, net	(17)	(34)	4	(43)

Income (loss) before provision for income taxes	(984)	(1,472)	881	(3,274)
Provision for income taxes	5	47	368	71

Net income (loss)	$(989)	$(1,519)	$513	$(3,345)

Net income (loss) per share, basic	$(0.03)	$(0.05)	$0.02	$(0.12)

Net income (loss) per share, diluted	$(0.03)	$(0.05)	$0.02	$(0.12)

Weighted average common shares outstanding, basic	31,937	29,609	32,057	28,224

Weighted average common shares outstanding, diluted	31,937	29,609	32,796	28,224

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expenses:
Cost of revenue - subscriptions and support	$72	$60	$142	$120
Cost of revenue - service	143	128	293	265
Research and development	193	141	368	279
Sales and marketing	367	257	722	532
General and administrative	482	503	951	945

Total stock-based compensation expense	$1,257	$1,089	$2,476	$2,141

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six-Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$513	$(3,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,379	1,843
Amortization of intangible assets	3,068	4,301
Provision for (recovery of) sales returns and doubtful accounts	51	(85)
Accretion of interest on short-term investments	(158)	(191)
Amortization of discount on notes payable	70	137
Stock-based compensation	2,476	2,141
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,483	4,561
Prepaid expenses and other current assets	390	(744)
Other assets	(120)	50
Accounts payable	(618)	(838)
Accrued compensation and benefits	(558)	(1,713)
Other accrued liabilities	415	(1,423)
Restructuring accrual	70	(807)
Deferred revenue	(1,746)	5,117

Net cash provided by operating activities	7,715	9,004

Cash flows from investing activities:
Purchases of property and equipment	(1,813)	(3,306)
Purchases of short-term investments	(6,323)	(13,885)
Sales/maturities of short-term investments	31,555	5,101
Release of restricted cash	—	23

Net cash provided by (used in) investing activities	23,419	(12,067)

Cash flows from financing activities:
Net proceeds from the issuance of common stock pursuant to registered direct offering	—	32,710
Repayment of credit facility	(2,188)	(2,187)
Payment of notes payable	(584)	(584)
Purchase of treasury stock	(2,337)	—
Issuance of common stock pursuant to Employee Stock Purchase Plan and exercises of stock options	426	2,063

Net cash provided by (used in) financing activities	(4,683)	32,002

Effect of foreign exchange rate changes on cash and cash equivalents	(122)	(151)

Net increase in cash and cash equivalents	26,329	28,788
Cash and cash equivalents at beginning of period	19,182	10,176

Cash and cash equivalents at end of period	$45,511	$38,964

Supplemental disclosure of cash flow information
Interest paid	$360	$653
Income taxes paid	$265	$1

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 30, 2008, and for the three-months and six-months ended June 30, 2008 and 2007, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. There were no significant changes in our accounting policies that occurred during the three-month and six-month periods ended June 30, 2008 from those policies outlined in SumTotal Systems’ Annual Report of Form 10-K which was filed with the SEC on March 13, 2008 that have materially affected its financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue recognition, allowance for sales returns and doubtful accounts, intangible assets, restructuring reserves, stock-based compensation, valuation reserves for deferred tax assets and the income tax provision. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $45.5 million and $19.2 million at June 30, 2008 and December 31, 2007, respectively, are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three-months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Short-term Investments

Short-term investments of $5.1 million and $30.1 million at June 30, 2008 and December 31, 2007, respectively, are stated at fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, publicly traded common stock and treasury notes, with maturities or callable dates between three-months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, SumTotal Systems considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

Fair Value of Financial Instruments

The carrying amounts of certain of SumTotal Systems’ financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. The carrying amount of the credit facility approximates fair value as this facility bears interest at a variable rate tied to the current market, and has terms similar to other borrowing arrangements available to SumTotal Systems.

Concentration of Credit Risk

Financial instruments that potentially subject SumTotal Systems to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. SumTotal Systems’ cash, cash equivalents and short-term investments are deposited with several financial institutions, which, at times, may exceed federally insured limits. Cash, cash equivalents and short-term investments are invested in short-term highly liquid investment-grade obligations of commercial issuers.

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At June 30, 2008 and December 31, 2007, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. One of our global retail customers accounted for 11.6% of total revenue in the six-months ended June 30, 2008. No customer accounted for greater than 10% of total revenue in the three-months ended June 30, 2008, or the three-months or six-months ended June 30, 2007.

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

SumTotal Systems sells both perpetual and term-based software licenses. SumTotal Systems’ customers may or may not purchase with licenses the following: (i) support services that provide for technical support and product updates, generally over renewable 12-month periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, SumTotal Systems recognizes license revenues under the residual method or using contract accounting.

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

Vendor-specific objective evidence is established for most maintenance and hosting of SumTotal Systems’ products based upon the amounts SumTotal Systems charges when maintenance and hosting are sold separately (renewals). Vendor-specific objective evidence for maintenance in arrangements where license value is greater than one million dollars, SumTotal Systems utilizes the contractual stated renewal rate, provided that the stated renewal rate is considered substantive.

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

Contract Accounting. When the services are deemed essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, or the contracts have fixed fees, milestones or acceptance clauses, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Typically, a percentage-of-completion basis is evidenced by labor costs incurred compared to estimated total labor costs to complete the project. The application of the appropriate accounting principle to SumTotal Systems’ revenue is dependent upon the specific transaction and whether the sale includes software and software-related products, on-demand subscriptions, services, or a combination of these items. SumTotal Systems utilizes the cost basis alternative to allocate revenue under SOP No. 81-1. For percentage-of-completion basis contracts, SumTotal recognizes revenue at the lesser of the percentage-of-completion basis or the contractual ability to invoice. SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs.

Estimated losses on uncompleted contracts are recorded in the period in which it is first determined that a loss is apparent. Amounts billed in excess of revenue recognized are recorded as deferred revenue in the accompanying consolidated balance sheets, net of any direct incremental costs which have been determined to be recoverable. Revenue recognized in accordance with SOP No. 81-1 is allocated for classification purposes in the statement of operations between license and service revenues based on an estimate of the fair value of the service portion of the arrangement as indicated by rates that SumTotal Systems separately sells similar services and use of the residual method for the license component.

Professional services from time and materials contracts and training services, along with the related costs are recognized as these services are performed.

Maintenance and Hosting Revenue

These arrangements are recognized on a straight-line basis over the life of the contract. Based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, SumTotal Systems has determined that the vast majority of SumTotal Systems’ hosting arrangements are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 allows SumTotal Systems to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the hosting arrangement falls outside of the scope of SOP No. 97-2, SumTotal Systems recognizes the arrangement ratably under the provisions of SAB No. 104.

On-Demand Subscriptions

In hosted arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 101, SAB No. 104 and EITF No. 00-21. Customers typically prepay for these services, amounts which SumTotal Systems defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from these set-up fees ratably over the term of the expected customer relationship once the implementation is complete and the customer has access to the software. SumTotal Systems recognizes the revenue from related professional services ratably over the remaining term of the initial contract once the implementation is complete and the customer has access to the software. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems will recognize a loss for incurred and projected direct costs in excess of the contract value as a period expense when the loss first becomes apparent.

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

Commissions

Commissions are generally expensed as they are earned per the terms of the sales compensation plans. SumTotal Systems’ commissions on noncancelable subscriptions are deferred and amortized to sales expense over the noncancelable term of the related customer contracts, which are typically 12 to 36 months.

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

Business Combinations

In accordance with SFAS No. 141, Business Combinations, all acquisitions have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. The net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

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

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146, Accounting for Exit or Disposal Activities, as a liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 5, Restructuring, in the Notes to the Condensed Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, are capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SumTotal Systems will capitalize qualifying internal payroll and external contracting and consulting costs related to the application development stage activities of internal use software after the conceptualization and formulation stage has been completed. SumTotal Systems ceases capitalization at the time the software is placed in service and amortizes such costs which are included in property, plant and equipment over the estimated useful life of the software. SumTotal Systems has not capitalized any software development costs in the six-months ended June 30, 2008.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three-months and six-months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(989)	$(1,519)	$513	$(3,345)

Weighted average common shares used to compute basic net income (loss) per share	31,937	29,609	32,057	28,224

Weighted average common shares used to compute diluted net income (loss) per share	31,937	29,609	32,796	28,224

Net income (loss) per share, basic	$(0.03)	$(0.05)	$0.02	$(0.12)

Net income (loss) per share, diluted	$(0.03)	$(0.05)	$0.02	$(0.12)

The following tables sets forth the reconciliation between basic and diluted weighted average common shares outstanding for the three-months and six-months ended June 30, 2008 and 2007 (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares used to compute basic net income (loss) per share	31,937	29,609	32,057	28,224
Issuance of shares from stock options exercisable	—	—	2,708	—
Repurchase of shares from stock options proceeds	—	—	(1,969)	—

Weighted average common shares used to compute diluted net income (loss) per share	31,937	29,609	32,796	28,224

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted net income (loss) per share because their effects would have been anti-dilutive due to their exercise prices being in excess of market price for the three-months and six-months ended June 30, 2008 and 2007 (in thousands, except per option and warrant amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Options to acquire shares of common stock	4,201	749	4,935	749

Weighted average option price	$7.80	$15.94	$7.31	$15.94

Warrants to acquire shares of common stock	587	1,424	587	1,424

Weighted average warrant price	$9.80	$7.54	$9.80	$7.54

SumTotal Systems awarded restricted stock unit awards to select employees in both the first and second quarters of 2008 and recognizes these awards in equity upon vesting. Unvested restricted stock unit awards are excluded in the three-months ended June 30, 2008, as SumTotal Systems incurred a net loss in this period and the effect of including these awards would have been anti-dilutive. SumTotal Systems recognizes restricted stock awards in equity upon issuance and excludes the unvested portion from earnings per share.

For the three-months ended June 30, 2008, SumTotal Systems had 2,257,000 options with exercise prices below the weighted average fair market value of common stock for the period which were excluded from diluted weighted average shares calculation because of SumTotal Systems’ net loss position in the period. For the three-months and six-months ended June 30, 2007, SumTotal Systems had 5,863,000 and 5,862,000 options, respectively, with exercise prices below the weighted average fair market value of common stock for the period which were excluded from diluted weighted average shares calculation because of SumTotal Systems’ net loss position in the periods.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss) for the three-months ended June 30, 2008 and 2007 presented below (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(989)	$(1,519)	$513	$(3,345)
Unrealized loss on investments	—	(2)	(7)	(2)
Foreign currency translation adjustment	(331)	(15)	(272)	4

Comprehensive income (loss)	$(1,320)	$(1,536)	$234	$(3,343)

SumTotal Systems’ total comprehensive income (loss) for the three-months and six-months ended June 30, 2008 and 2007 consisted of net income (loss), the change in foreign currency translation adjustments and unrealized gain/loss on investments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss at June 30, 2008, consists of foreign currency translation loss adjustments of $369,000 and unrealized loss on investments of $3,000.

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

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rates the three-months ended June 30, 2008 and 2007 were 10.54% and 11.85%, respectively, and were based on historical compound annual forfeiture experience.

The fair value of stock options-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from SumTotal Systems’ stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted during fiscal year 2007 was derived from the use of the simplified method under SAB No. 107 and the expected term of options granted subsequent to December 31, 2007 was derived as governed by SAB No. 110. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of the stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

For restricted stock and restricted stock unit awards, stock-compensation is calculated based on the fair market value of the stock on the actual grant date.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Risk-free rate	3.4%	4.7%	3.3%	4.7%
Expected volatility	76.1%	88.2%	76.7%	89.2%
Expected life (years)	6.25	6.13	6.25	6.14

The weighted-average fair value calculations for SumTotal Systems’ Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

	Six-Months Ended June 30,
	2008	2007
Risk-free rate	2.2%	5.2%
Expected volatility	48.9%	52.0%
Expected life (years)	0.5	0.49

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock and restricted stock units under SFAS No. 123R for the three-month and six-month periods ended June 30, 2008 and 2007 which were allocated as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expenses:
Subscriptions and support	$72	$60	$142	$120
Service	143	128	293	265

Total costs of revenue	215	188	435	385
Research and development	193	141	368	279
Sales and marketing	367	257	722	532
General and administrative	482	503	951	945

Stock-based compensation included in operating expenses	1,042	901	2,041	1,756

Total stock-based compensation expense	$1,257	$1,089	$2,476	$2,141

A summary of option activity under SumTotal Systems’ stock equity plans during the six-months ended June 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,407	$6.74	6.64
Granted	304	4.50
Exercised	(46)	2.55		$101
Cancelled	(346)	7.60

Outstanding at June 30, 2008	6,319	$6.62	6.46	$1,521

Exercisable at June 30, 2008	4,500	$6.89	5.62	$1,414

A summary of the status of the changes in SumTotal Systems’ restricted stock during the six-months ended June 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2007	54	$4.69
Granted	—	—
Vested	25	4.30
Cancelled	—	—

Non-vested restricted stock at June 30, 2008	29	$5.03

A summary of the status of the changes in SumTotal Systems’ restricted stock units during the six-months ended June 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2007	67	$5.03
Granted	427	4.61
Vested	—	—
Cancelled	(3)	4.57

Non-vested restricted stock units at June 30, 2008	491	$4.67

The total intrinsic value of options exercised during the three-months and six-months ended June 30, 2008 was approximately $46,000 and $101,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the six-months ended June 30, 2008, was approximately $40,000. The fair value of options vested during the three-months and six-months ended June 30, 2008, was approximately $1.3 million and $2.4 million, respectively. As of June 30, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock and restricted stock units was $10.8 million, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years. The weighted average grant date fair value of options granted in the three-months and six-months ended June 30, 2008, was $4.52 and $4.57, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On January 1, 2008, SumTotal Systems adopted SFAS No. 157 which did not have a material impact on its financial position and results of operations.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Total Carrying Value	Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45,511	$45,511	$—	$—
Short-term investments	5,069	5,069	—	—

Total cash, cash equivalents and short-term investments	$50,580	$50,580	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 provided the entity also elects to apply the provision of SFAS No. 157. On January 1, 2008, SumTotal Systems adopted SFAS No. 159 which did not have a material impact on its financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. On January 1, 2008, SumTotal Systems adopted EITF No. 07-03 which did not have a material impact on its financial position, results of operations and cash flows.

In December 2007, the SEC issued SAB No. 110, which expressed the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SumTotal Systems adopted SAB No. 110 for all share option grants issued subsequent to December 31, 2007 which did not have a material effect on its financial position, results of operations and cash flows. SumTotal Systems is currently accumulating the information required to calculate a more precise stock option term estimation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to SumTotal Systems’ financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. SumTotal Systems does not expect the adoption of SFAS No. 160 to have a material effect on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 applies to all entities that prepare consolidated financial statements and to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments as defined in SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. SumTotal Systems is currently assessing the financial impact the adoption of SFAS No. 161 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB believes that GAAP hierarchy should be directed to entities because it is the entity (not it’s auditor) that is responsible for selecting accounting principles for financial statements that are presented in confirmity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. SumTotal Systems is currently assessing the financial impact the adoption of SFAS No. 162 will have on its financial position, results of operations and cash flows.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,984)	$1,328
Customer installed-base relationships	17,094	(9,546)	7,548
Customer hosted relationships	1,014	(870)	144
Customer contract relationships	8,525	(7,689)	836
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(31,069)	$9,856

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,178)	$2,134
Customer installed-base relationships	17,094	(7,844)	9,250
Customer hosted relationships	1,014	(768)	246
Customer contract relationships	8,525	(7,231)	1,294
Non-compete covenant	980	(980)	—

Total intangible assets	$40,925	$(28,001)	$12,924

There was no impairment of goodwill or intangible assets for the three-months ended June 30, 2008 and 2007, respectively.

The following represents the expected future amortization of intangible assets as of June 30, 2008 (in thousands):

Remainder of 2008	$2,771
2009	4,038
2010	1,841
2011	1,080
2012	126

Total expected future amortization of intangible assets	$9,856

Amortization expense related to intangible assets was approximately $1,385,000 and $2,051,000 in the three-months ended June 30, 2008 and 2007, respectively and approximately $3,069,000 and $4,301,000 in the six-months ended June 30, 2008 and 2007, respectively.

NOTE 4: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Credit facility	$4,375	$4,375
Litigation settlement	858	1,116
MindSolve shareholder	696	666

Total current portion of notes payable	$5,929	$6,157

The non-current portion of notes payable consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Credit facility	$2,187	$4,375
Litigation settlement	—	286

Total non-current portion of notes payable	$2,187	$4,661

Credit Facility

Concurrent with the closing of the acquisition of Pathlore, Inc. (“Pathlore”) on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”), as adjusted, to meet the working capital requirements of the business.

Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. As of June 30, 2008, SumTotal Systems’ interest rate under the credit facility was the contractual 6% minimum rate, versus a calculated LIBOR rate of 2.6838% plus 2.25%, resulting in a total calculated interest rate of 4.9338%. The Term Loan is due in principal installments of $1,093,750 quarterly commencing January 1, 2006 and is secured by SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of June 30, 2008, SumTotal Systems had $53.8 million, comprised of $49.0 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of June 30, 2008. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay the outstanding credit facility of $6.6 million at June 30, 2008.

In accordance with the terms of the Term Loan, SumTotal Systems made total payments of $1.2 million and $2.5 million to Wells Fargo Foothill during the three-months and six-months ended June 30, 2008, of which $1.1 million and $0.1 million were principal and interest, respectively, for the three-month period ended June 30, 2008, and $2.2 million and $0.3 million were principal and interest, respectively, for the six-month period ended June 30, 2008.

During July 2006, SumTotal Systems entered into an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only

$4,750,000 was available for borrowings at June 30, 2008. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes.

On June 26, 2008, SumTotal Systems entered into a forward contract and sold approximately 2.5 million United Kingdom (“U.K.”) Pound Sterling (“GBP”), equivalent $5.0 million United States Dollars (“USD”), with a maturity date of July 31, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive income for the three-months and six-months ended June 30, 2008 was a foreign translation loss of approximately $331,000 and a loss of $272,000, respectively, as compared to a foreign translation loss of approximately $16,000 and a gain of $2,000, in the comparable prior year periods, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability of $0.9 million is included in current notes payable on the accompanying Condensed Consolidated Balance Sheet.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at June 30, 2008 amounts to $719,000 and will be paid in November 2008.

NOTE 5: RESTRUCTURING

The following table depicts restructuring activity for the six-months ended June 30, 2008 (in thousands):

	Balance at December 31, 2007	Additions	Reductions/ Cash Expenditures	Balance at June 30, 2008
Vacated facilities	$9	$—	$(5)	$4
Employee severance and other related costs	91	122	(47)	166

	$100	$122	$(52)	$170

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations. Employee severance and other related costs consist of severance and other benefits resulting from our fourth quarter 2007 reduction in force. Additions to the restructuring for employee severance and other related costs in the six-months ended June 30, 2008 result primarily from extensions of severance packages to certain employees.

NOTE 6: TREASURY SHARE PURCHASES

On August 20, 2007, SumTotal Systems’ Board of Directors authorized the repurchase up to $15.0 million of SumTotal Systems’ outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. SumTotal Systems intends to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate SumTotal Systems to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at SumTotal Systems’ discretion. As of June 30, 2008, SumTotal Systems has purchased 1,162,314 shares of common stock for an aggregate cost of approximately $5.7 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands)
Through March 31, 2008	803,461	$4.98	$3,999	$11,001
April 1-30, 2008	2,000	3.93	8	10,993
May 1-31, 2008	210,731	4.74	999	9,994
June 1-30, 2008	146,122	4.68	684	9,310

Total	1,162,314	$4.90	$5,690	$9,310

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $709,000 and $658,000 during the three-months ended June 30, 2008 and 2007, respectively, and $1,413,000 and $1,340,000 during the six-months ended June 30, 2008 and 2007, respectively.

Future payments under operating lease obligations at June 30, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$11,807	$1,324	$2,871	$2,003	$1,747	$1,754	$2,108

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

On November 14, 2006, SumTotal Systems acquired MindSolve Technologies, Inc. (“Mindsolve”), a leading provider of Performance Management products and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management. In connection with the acquisition, SumTotal Systems has change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 at June 30, 2008 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control of SumTotal Systems and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a termination event, SumTotal Systems will be obligated to pay the Section 16 officer certain compensation and benefits. If a termination event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a termination event. Such officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by SumTotal Systems’ Current Report on Form 8-K filed by us on August 17, 2006. In addition to this change of control agreement, the terms of SumTotal Systems’ Senior Vice President, Field Operations employment offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by the Current Report on Form 8-K filed by SumTotal Systems on November 1, 2007.

From time to time, third parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition, without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. SumTotal Systems’ management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly and time consuming and may distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on SumTotal Systems’ future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 8, Guarantees, Warranties and Indemnification, in the Notes to Consolidated Condensed Financial Statements.

Effective January 1, 2007, SumTotal Systems adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Refer to Note 2, Summary of Significant Accounting Policies – Adoption of Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended June 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$24,745	77.5%	$23,540	77.9%
Other Americas	1,823	5.7%	1,745	5.8%

Total Americas	26,568	83.2%	25,285	83.7%
Europe	4,248	13.3%	3,234	10.7%
Asia/Pacific	1,129	3.5%	1,707	5.6%

Total revenue	$31,945	100.0%	$30,226	100.0%

	Six-Months Ended June 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$52,268	76.9%	$47,221	79.7%
Other Americas	4,147	6.1%	3,017	5.1%

Total Americas	56,415	83.0%	50,238	84.8%
Europe	9,154	13.5%	6,471	10.9%
Asia/Pacific	2,368	3.5%	2,567	4.3%

Total revenue	$67,937	100.0%	$59,276	100.0%

Long-lived assets, which represent property, plant and equipment, other assets and goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	June 30, 2008	December 31, 2007
United States	$84,443	$87,781
Europe	253	279
India	2,002	2,300
Asia/Pacific	158	139

Total long-lived assets	$86,856	$90,499

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

SumTotal Systems may, from time to time, also be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as a subpoena SumTotal Systems received on April 30, 2008 from the U.S. Department of Defense, Office of the Inspector General. The subpoena requests documents related to SumTotal Systems’ sale of products and services to the Department of Defense as well as other related documents. SumTotal Systems is cooperating with the government’s request and is in the process of responding to the subpoena.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2007.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements including the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 8 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

In the three-months and six-months ended June 30, 2008, we continued to execute against our growth strategy. Highlights with respect to operations include:

•

delivered SumTotal 8.0, the industry’s only unified Talent Development Suite, bringing a unified approach to the critical components needed to successfully address business’ talent development challenges;

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

Total revenue increased to $31.9 million in the three-months ended June 30, 2008 from $30.2 million in the comparable period in 2007. We generated a net income of $0.5 million in the six-months ended June 30, 2008, an increase from our net loss of $3.3 million in the comparable period in 2007. Further, we generated $7.7 million in cash from operating activities in the six-months ended June 30, 2008.

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

Comparison of Financial Data for the Three-Months Ended June 30, 2008 and 2007

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended June 30, 2008 and 2007:

	2008	2007
Revenue:
Subscriptions and support	54.4%	50.0%
Service	27.3	26.4
License	18.3	23.6

Total revenue	100.0	100.0

Cost of revenue:
Subscriptions and support	19.8	17.1
Service	19.4	18.6
License	0.2	0.7
Amortization of intangible assets	4.3	6.8

Total cost of revenue	43.7	43.2

Gross margin	56.3	56.8

Operating expenses:
Research and development	17.4	17.4
Sales and marketing	27.0	29.6
General and administrative	15.3	14.6
Restructuring	0.1	—

Total operating expenses	59.8	61.6

Loss from operations	(3.5)	(4.8)
Other income (expense), net	0.4	—

Loss before provision for income taxes	(3.1)	(4.8)
Provision for income taxes	(0.0)	0.2

Net loss	(3.1)%	(5.0)%

Revenue

Revenue for the three-months ended June 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$17,361	$15,104	$2,257	14.9%
Percentage of net revenue	54.4%	50.0%
Service	8,735	7,979	756	9.5%
Percentage of net revenue	27.3%	26.4%
License	5,849	7,143	(1,294)	(18.1)%
Percentage of net revenue	18.3%	23.6%

Total revenue	$31,945	$30,226	$1,719	5.7%

Our total revenues increased in the three-months ended June 30, 2008 to $31.9 million as compared to $30.2 million in the comparable period in 2007. The increase was primarily the result of growth in subscription and support revenues and growth in services revenues in the three months ended June 30, 2008 compared to same period in 2007, which was partially offset by a decrease in license revenue.

We attribute the revenue growth to a number of factors, including the shift in our business focus and strategy to our on-demand offering and increased investments in our sales and marketing efforts in international markets. Subscription and support revenues were also positively affected by the increase in the number of on-demand customers. The decrease in our license revenues and increase in recurring subscription and support revenues reflected the shift in our business emphasis and strategy from our perpetual license offering to on-demand subscriptions.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the three-months ended June 30, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$3,993	$3,757	$236	6.3%
Term license rental arrangements	1,784	1,409	375	26.6%
On-demand subscriptions	2,099	1,216	883	72.6%

Total subscriptions	7,876	6,382	1,494	23.4%
Support maintenance	9,485	8,722	763	8.7%

Total subscriptions and support revenue	$17,361	$15,104	$2,257	14.9%

The increase in subscriptions and support revenue in the three-months ended June 30, 2008 over the comparative period in 2007 was the result of increased on-demand subscription sales to customers and from subscription and support contract sales to new and existing customers related to the SumTotal 8 Series and legacy product suites. These results reflect increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrate continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management.

Changes to the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $0.2 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $0.4 million increase in contract sales to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in on-demand subscriptions revenue was the result of $0.9 million from increased on-demand subscription sales to new customers; and

•	the increase in support maintenance revenue was the result of $0.8 million from increased contract sales to customers related to the SumTotal 8 Series and legacy products.

Price changes in subscription and support had no material effect on our revenue in the three-months ended June 30, 2008 over the comparative period.

Service revenue. The increase in professional services was attributed to a higher demand for upgrade services and from implementation services for new customers.

Price changes in service had no material effect on our revenue in the three-months ended June 30, 2008 over the comparative period in 2007.

License revenue. We have shifted our business focus and strategy from perpetual licenses to our on-demand offering. This shift has been reflected in the decline of our license revenues compared to the growth in subscription and support revenues as discussed above.

Price changes in license had no material effect on our revenue in the three-months ended June 30, 2008 over the comparative period in 2007.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$24,745	$23,540	$1,205	5.1%
Percentage of net revenue	77.5%	77.9%
Other Americas	1,823	1,745	78	4.5%
Percentage of net revenue	5.7%	5.8%

Total Americas	26,568	25,285	1,283	5.1%
Percentage of net revenue	83.2%	83.7%
Europe	4,248	3,234	1,014	31.4%
Percentage of net revenue	13.3%	10.7%
Asia/Pacific	1,129	1,707	(578)	(33.9)%
Percentage of net revenue	3.5%	5.6%

Total revenue	$31,945	$30,226	$1,719	5.7%

The increase in total revenue for the three-months ended June 30, 2008 over the comparable period in 2007 was primarily due to increased sales of our software products in the Americas, including $2.1 million in revenue as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue from a large sale and installation of an enterprise-wide solution for one of our global retail customers. Revenue in Europe increased as a result of our investment in 2007 to expand the European markets. Revenue in Asia/Pacific decreased $0.6 million primarily due to revenue recognized from one large license sale in Japan in the second quarter of 2007.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended June 30, 2008 over the comparable period in 2007.

No customer accounted for greater than 10% of total revenue in the three-months ended June 30, 2008 or 2007, respectively.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$6,330	$5,166	$1,164	22.5%
Percentage of total revenue	19.8%	17.1%
Service	6,205	5,636	569	10.1%
Percentage of total revenue	19.4%	18.6%
License	54	200	(146)	(73.0)%
Percentage of total revenue	0.2%	0.7%
Amortization of intangible assets	1,385	2,051	(666)	(32.5)%
Percentage of total revenue	4.3%	6.8%

Total cost of revenue	$13,974	$13,053	$921	7.1%

Cost of subscriptions and support. The increase in cost of subscriptions and support for the three-months ended June 30, 2008 over the comparable period in 2007 was primarily due to a $0.5 million increase for additional employees in the U.S. and India, a $0.2 million increase in equipment and software depreciation costs resulting from prior software subscription increases due to an expanded user base and a $0.5 million increase in costs related to outside services needed to support our growing infrastructure. We expect cost of subscriptions and support to continue to increase in 2008 to support our growing customer base.

Cost of services. The increase in the cost of services for the three-months ended June 30, 2008 over the comparable period in 2007 was partially attributable to a $0.4 million increase in employee related expenses from added headcount. The remaining increase was due to a $0.3 million increase in the use of outside services and consultants to support an increase in revenue coming primarily from international operations completed in the three-months ended June 30, 2008. We expect cost of services to continue to increase in 2008 to support the on-going business and large project orders received.

Cost of license. The decrease in the cost of license for the three-months ended June 30, 2008 over the comparable period in 2007 is due to reduced usage of third party content preparation combined with a decrease in revenue-related royalty payments in Asia/Pacific. We expect the cost of license to remain at a similar level to 2007 throughout the remainder of 2008.

Amortization of intangible assets. The decrease in amortization of intangible assets for the three-months ended June 30, 2008 over the comparable period in 2007 is attributable to $0.3 million in amortization of certain intangibles recorded from the Docent acquisition which became fully amortized in 2007 and a decrease of $0.3 million in the amortization of intangibles from Pathlore and other prior acquisitions.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Three-Months Ended June 30,
	2008	2007
Gross margin
Subscriptions and support	$11,031	$9,938
Percentage of subscriptions and support revenue	63.5%	65.8%
Services	2,530	2,343
Percentage of services revenue	29.0%	29.4%
License	5,795	6,943
Percentage of license revenue	99.1%	97.2%
Amortization of intangible assets	(1,385)	(2,051)
Percentage of license revenue	(23.7)%	(28.7)%

Total gross margin	$17,971	$17,173
Percentage of net revenue	56.3%	56.8%

Gross margin percent for subscriptions and support in the three-months ended June 30, 2008 decreased over the comparable period in 2007. The decrease is attributed to a lower overall margin percent of our Total Performance product caused by additional investments in staff and support costs being made to expand the business while additional depreciation expenses were also incurred as we invested in our hosting infrastructure to satisfy the increase in demand for on-demand subscriptions.

Gross margin percent for services in the three-months ended June 30, 2008 decreased over the comparable period in 2007 due to investments in additional headcount and third party support which were offset by the increases in service and consulting revenue.

Gross margin percent for license, exclusive of amortization of intangible assets, in the three-months ended June 30, 2008, improved slightly over the comparable period in 2007 due to the reduced usage of third party licenses and content. Gross margin percent for license, including amortization of intangible assets improved on lower revenue due to cost reductions in license cost and a decrease in the amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charges (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$5,565	$5,258	$307	5.8%
Percentage of net revenue	17.4%	17.4%
Sales and marketing	8,617	8,954	(337)	(3.8)%
Percentage of net revenue	27.0%	29.6%
General and administrative	4,885	4,414	471	10.7%
Percentage of net revenue	15.3%	14.6%
Restructuring charge	37	—	37	100.0%
Percentage of net revenue	0.1%	—%

Total operating expenses	$19,104	$18,626	$478	2.6%
Percentage of net revenue	59.8%	61.6%

Research and development. The increase in research and development expense in the three-months ended June 30, 2008 over the comparable period in 2007 was primarily due to $0.2 million in additional employee and related costs and $0.1 million in additional facility and equipment expenses related to our investment in Performance Management and on-demand subscription projects for future releases. We expect research and development expense to increase in 2008 due to continued investment in future versions of our SumTotal product series for LMS and Performance Management.

Sales and marketing. The decrease in sales and marketing expense in the three-months ended June 30, 2008 over the comparable period in 2007 was due to a decrease of $0.3 million net commission and management incentive costs primarily related to a large retail transaction in the comparable period, a $0.3 million decrease in travel expense, a $0.1 million increase in other miscellaneous expenses, a $0.1 million increase in marketing programs and a $0.1 million increase in stock-based compensation expense. We expect sales and marketing expenses to increase in 2008 to support increased revenue expectations.

General and administrative. The increase in general and administrative expense in the three-months ended June 30, 2008 over the comparable period in 2007 was due to a $0.3 million increase in performance related management incentive costs and $0.1 million in incremental legal fees. We expect a small increase in general and administrative expenses for 2008.

Restructuring charge. During the three-months ended June 30, 2008, we recorded a restructuring charge of $37,000 in employee severance and other related costs. Employee severance and other related costs consist of severance and other benefits resulting from our fourth quarter 2007 reduction-in-force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the three months ended June 30, 2008 and June 30, 2007 which was allocated as follows (in thousands):

	Three-Months Ended June 30,
	2008	2007
Stock-based compensation expense:
Subscriptions and support	$72	$60
Service	143	128
Research and development	193	141
Sales and marketing	367	257
General and administrative	482	503

Total stock-based compensation expense	$1,257	$1,089

Non-Operating Income (Expense), Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Three-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(178)	$(364)	$186	(51.1)%
Percentage of net revenue	(0.6)%	(1.2)%
Interest income	344	379	(35)	(9.2)%
Percentage of net revenue	1.1%	1.3%
Other income (expense), net	(17)	(34)	17	(50.0)%
Percentage of net revenue	(0.1)%	(0.1)%

Total non-operating expenses	$149	$(19)	$168	(884.2)%
Percentage of net revenue	0.5%	(0.0)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. Interest income decreased in the three-months ended June 30, 2008 over the comparable period in 2007 due to lower interest rates during the quarter, which was partially offset by higher average cash balances during the quarter. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Other income expense, net. The increase in other income in the three-months ended June 30, 2008 was primarily due to lower net foreign exchange expense due to better results from our forward exchange hedging program. We continued our forward exchange hedging program for the USD and GBP contracts, which we believe will minimize future fluctuations related to changes in exchange rates.

Provision for income taxes. The tax provision for the three-months ended June 30, 2008 was $5,000 against a pre-tax net loss of $984,000 due to a decrease in alternative minimum taxes for the quarter offset by a FIN No. 48 adjustment and other contingencies booked in the quarter.

Comparison of Financial Data for the Six-Months Ended June 30, 2008 and 2007

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the six-months ended June 30, 2008 and 2007:

	2008	2007
Revenue:
Subscriptions and support	51.5%	49.8%
Service	27.1	27.4
License	21.4	22.8

Total revenue	100.0	100.0

Cost of revenue:
Subscriptions and support	18.1	16.7
Service	19.3	18.9
License	0.2	0.5
Amortization of intangible assets	4.5	7.3

Total cost of revenue	42.1	43.4

Gross margin	57.9	56.6

Operating expenses:
Research and development	16.8	17.4
Sales and marketing	25.5	28.4
General and administrative	14.8	15.9
Restructuring	0.2	—

Total operating expenses	57.3	61.7

Income (loss) from operations	0.6	(5.1)
Other income (expense), net	0.7	(0.4)

Income (loss) before provision for income taxes	1.3	(5.5)
Provision for income taxes	0.5	0.1

Net income (loss)	0.8%	(5.6)%

Revenue

Revenue for the six-months ended June 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$34,988	$29,572	$5,416	18.3%
Percentage of net revenue	51.5%	49.8%
Service	18,407	16,212	2,195	13.5%
Percentage of net revenue	27.1%	27.4%
License	14,542	13,492	1,050	7.8%
Percentage of net revenue	21.4%	22.8%

Total revenue	$67,937	$59,276	$8,661	14.6%

Our total revenues increased in the six-months ended June 30, 2008 to $67.9 million as compared to $59.3 million in the comparable period in 2007. The increase was primarily the result of growth in subscription and support revenues and growth in services revenues. We attribute the revenue growth to a number of factors, including the shift in our business focus and strategy to our on-demand offering and increased investments in our sales and marketing efforts in international markets.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the six-months ended June 30, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$7,951	$7,272	$679	9.3%
Term license rental arrangements	3,506	2,347	1,159	49.4%
On-demand subscriptions	3,974	2,644	1,330	50.3%

Total subscriptions	15,431	12,263	3,168	25.8%
Support maintenance	19,557	17,309	2,248	13.0%

Total subscriptions and support revenue	$34,988	$29,572	$5,416	18.3%

The increase in subscriptions and support revenue in the six-months ended June 30, 2008 over the comparative period in 2007 was the result of increased sales from increased on-demand subscription sales to customers and from subscription and support contract sales to new and existing customers related to the SumTotal 8 Series and legacy product suites. These results reflect increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrate continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management.

Changes to the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $0.7 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $1.2 million increase in contract sales to new and existing customers related to the SumTotal 8 Series and legacy products;

•

the increase in on-demand subscriptions revenue was the result of $1.3 million from increased on-demand subscription sales as new customers purchased our subscription offering rather than the perpetual products we sold historically; and

•

the increase in support maintenance revenue was the result of $2.2 million from increased contract sales to customers related to the SumTotal 8 Series and legacy products, including $0.9 million in revenue from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in subscription and support had no material effect on our revenue in the six-months ended June 30, 2008 over the comparative period.

Service revenue. The increase in service revenue in the six-months ended June 30, 2008 over the comparable period in 2007 was primarily due to a $1.3 million increase in consulting revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. The increase also included a $0.9 million increase from higher demand for upgrading services and from an increased number of new subscriptions and customers.

Price changes in service had no material effect on our revenue in the six-months ended June 30, 2008 over the comparative period in 2007.

License revenue. The increase in license revenue in the six-months ended June 30, 2008 over the comparable period in 2007 was primarily due to $5.5 million in license revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. The increase was partially offset by a $4.4 million decrease in sales of our perpetual license products as new customers purchased our subscription offerings rather than the perpetual products we sold historically.

Price changes in licenses had no material effect on our revenue in the six-months ended June 30, 2008 over the comparative period in 2007.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Net sales for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$52,268	$47,221	$5,047	10.7%
Percentage of net revenue	76.9%	79.7%
Other Americas	4,147	3,017	1,130	37.5%
Percentage of net revenue	6.1%	5.1%

Total Americas	56,415	50,238	6,177	12.3%
Percentage of net revenue	83.0%	84.8%
Europe	9,154	6,471	2,683	41.5%
Percentage of net revenue	13.5%	10.9%
Asia/Pacific	2,368	2,567	(199)	(7.8)%
Percentage of net revenue	3.5%	4.3%

Total revenue	$67,937	$59,276	$8,661	14.6%

The increase in total revenue for the six-months ended June 30, 2008 over the comparable period in 2007 was primarily due to increased sales of our software products in the Americas, including $7.9 million in revenue as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue from a large sale and installation of an enterprise-wide solution for one of our global retail customers. Revenue in Europe increased as a result of our 2007 investment in and continued efforts towards expanding the European markets. Revenue in Asia/Pacific decreased $0.2 million primarily due to revenue recognized from one large license sale in Japan in the second quarter of 2007.

Price changes had no material effect on our revenue in any region or revenue type in the six-months ended June 30, 2008 over the comparable period in 2007.

One of our global retail customers accounted for 11.6% of total revenue in the six-months ended June 30, 2008 and no customer accounted for greater than 10% of total revenue in the six-months ended June 30, 2007.

Cost of Revenue

The following table is a summary of cost of revenue between license, service and maintenance, and amortization of intangible assets (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$12,291	$9,912	$2,379	24.0%
Percentage of total revenue	18.1%	16.7%
Service	13,096	11,226	1,870	16.7%
Percentage of total revenue	19.3%	18.9%
License	118	292	(174)	(59.6)%
Percentage of total revenue	0.2%	0.5%
Amortization of intangible assets	3,069	4,301	(1,232)	(28.6)%
Percentage of total revenue	4.5%	7.3%

Total cost of revenue	$28,574	$25,731	$2,843	11.0%

Cost of subscriptions and support. The increase in cost of subscriptions and support for the six-months ended June 30, 2008 over the comparable period in 2007 was primarily due to a $1.5 million increase for additional employees in the U.S. and India, including $0.3 million for performance related management incentives, a $0.3 million increase in equipment and software depreciation costs resulting from prior software subscription increases due to an expanded user base and a $0.5 million increase in costs related to outside services needed to support our growing infrastructure. We expect cost of subscriptions and support to continue to increase in 2008 to support our growing customer base.

Cost of services. The increase in the cost of services for the six-months ended June 30, 2008 over the comparable period in 2007 was partially attributable to a $0.7 million increase in employee related expenses from added headcount. The remaining increase was due to $1.2 million for third-party support primarily related to international projects. We expect cost of services to continue to increase in 2008 to support the on-going business and large project orders received.

Cost of license. The decrease in the cost of services for the six-months ended June 30, 2008 over the comparable period in 2007 is due to reduced usage of third party content preparation combined with a decrease in royalty payments. We expect the cost of license to remain at a similar level to 2007 throughout the remainder of 2008.

Amortization of intangible assets. The decrease in amortization of intangible assets for the six-months ended June 30, 2008 over the comparable period in 2007 is attributable to $0.3 million in amortization of certain intangibles recorded from prior acquisitions which became fully amortized in 2007 and a decrease of $1.5 million in the amortization of intangibles from prior acquisitions.

Gross Margin

The following table is the summary of gross margin between license and amortization of intangible assets, and service and maintenance (in thousands, except percentages):

	Six-Months Ended June 30,
	2008	2007
Gross margin
Subscriptions and support	$22,697	$19,660
Percentage of subscriptions and support revenue	64.9%	66.5%
Services	5,311	4,986
Percentage of services revenue	28.9%	30.8%
License	14,424	13,200
Percentage of license revenue	99.2%	97.8%
Amortization of intangible assets	(3,069)	(4,301)
Percentage of license revenue	(21.1)%	(31.9)%

Total gross margin	$39,363	$33,545
Percentage of net revenue	57.9%	56.6%

Gross margin percent for subscriptions and support in the three-months ended June 30, 2008 decreased over the comparable period in 2007. The decrease is attributed to a lower overall margin percent of our Total Performance product caused by additional investments in staff and support costs being made to expand the business while additional depreciation expenses were also incurred as we invested in our hosting infrastructure to satisfy an increase in demand.

Gross margin percent for services in the six-months ended June 30, 2008 decreased over the comparable period in 2007 due to investments in additional headcount and third party support which were partially offset by the increases in service and consulting revenue.

Gross margin percent for license, exclusive of amortization of intangible assets, in the three-months ended June 30, 2008, improved slightly over the comparable period in 2007 due to the reduced usage of third party licenses and content. Gross margin percent for license, including amortization of intangible assets improved on lower revenue due to cost reductions in license cost and a decrease in the amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring charges (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$11,395	$10,297	$1,098	10.7%
Percentage of net revenue	16.8%	17.4%
Sales and marketing	17,345	16,857	488	2.9%
Percentage of net revenue	25.5%	28.4%
General and administrative	10,061	9,420	641	6.8%
Percentage of net revenue	14.8%	15.9%
Restructuring charge	122	—	122	100.0%
Percentage of net revenue	0.2%	—%

Total operating expenses	$38,923	$36,574	$2,349	6.4%
Percentage of net revenue	57.3%	61.7%

Research and development. The increase in research and development expense in the six-months ended June 30, 2008 over the comparable period in 2007 was primarily due to $0.8 million in additional employee and related costs, $0.3 million in additional facility and equipment expenses related to our investment in Performance Management and on-demand subscription projects for future releases and a $0.1 million increase in stock-based compensation expense, offset by a $0.1 million decrease in travel expense. We expect research and development expense to increase in 2008 due to continued investment in future versions of our SumTotal product series for LMS and Performance Management.

Sales and marketing. The increase in sales and marketing expense in the six-months ended June 30, 2008 over the comparable period in 2007 was due to an increase of $0.1 million in employee and related costs and commissions related to international and SMB personnel, a $0.4 million decrease in travel expense, a $0.4 million increase in other miscellaneous expenses, a $0.2 million increase in marketing programs and a $0.2 million increase in stock-based compensation expense. We expect sales and marketing expenses to increase in 2008 to support increased revenue expectations.

General and administrative. The increase in general and administrative expense in the six-months ended June 30, 2008 over the comparable period in 2007 was due to a $0.9 million increase in expenses relating to general and administrative personnel, offset by a $0.2 million decrease related to facility and other expenses and a $0.1 million decrease in stock-based compensation expense. We expect a small increase in general and administrative expenses for 2008.

Restructuring charge. During the six-months ended June 30, 2008, we recorded a restructuring charge of $122,000 in employee severance and other related costs. Employee severance and other related costs consists of severance and other benefits resulting from our fourth quarter 2007 reduction-in-force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the six months ended June 30, 2008 and June 30, 2007 which was allocated as follows (in thousands):

	Six-Months Ended June 30,
	2008	2007
Stock-based compensation expense:
Subscriptions and support	$142	$120
Service	293	265
Research and development	368	279
Sales and marketing	722	532
General and administrative	951	945

Total stock-based compensation expense	$2,476	$2,141

Non-Operating Income (Expense), Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Six-Months Ended June 30,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(400)	$(743)	$343	(46.2)%
Percentage of net revenue	(0.6)%	(1.2)%
Interest income	837	541	296	54.7%
Percentage of net revenue	1.2%	0.9%
Other income (expense), net	4	(43)	47	(109.3)%
Percentage of net revenue	0.0%	(0.1)%

Total non-operating expenses	$441	$(245)	$686	(280.0)%
Percentage of net revenue	0.6%	(0.4)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. Interest income increased in the six-months ended June 30, 2008 over the comparable period in 2007 due to higher average cash balances during the six-months ended June 30, 2008, offset partially by lower interest rates during the six-months ended June 30, 2008. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Other income expense, net. The increase in other income in the six-months ended June 30, 2008 was primarily due to lower net foreign exchange expense due to better results from our forward exchange hedging program. We continued our forward exchange hedging program for the USD and GBP contracts, which we believe will minimize future fluctuations related to changes in exchange rates.

Provision for income taxes. The effective tax rate for the six-months ended June 30, 2008 was 16.57% due to our taxable income in the six-months ended June 30, 2008 and our forecasted fiscal 2008 taxable income, partially offset by the utilization of certain federal and state net operating loss (“NOL”) tax credit carryforwards. Effective tax rates differ from the federal statutory rate of 34% due to state taxes, foreign losses for which no tax benefit is provided, amortization of intangible assets and non-deductible stock-based compensation expense.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were $45.5 million of cash and cash equivalents, $5.1 million of short-term investments and a revolving credit facility with Wells Fargo Foothill to a maximum of $5.0 million, adjusted as described in the following paragraph, to meet the working capital requirements of the business. Our short-term investment portfolio declined from $30.1 million at December 31, 2007 to $5.1 million at June 30, 2008 primarily as a result of re-investing maturities of short-term investments during the quarter into cash and cash equivalents of higher credit quality in light of current financial markets instability.

In July 2006, under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we entered into an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at June 30, 2008.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provide us with greater working capital and will be used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of June 30, 2008, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

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

Six-months ended June 30, 2008

Net cash provided by operating activities was $7.7 million during the six-months ended June 30, 2008. The cash provided during the period primarily relates to our net income of $0.5 million, collections of our trade receivables resulting in a net decrease in accounts receivable of $1.5 million and reductions in prepaid expenses and other current assets and other accrued liabilities of $0.4 million and $0.4 million, respectively. Offsetting these increases in operating cash are decreases in other accrued compensation and benefits, accounts payable and deferred revenue of $0.6 million, $0.6 million and $1.7 million, respectively. The decline in accrued compensation and benefits is primarily associated with year-end sales commissions, bonuses and severance payments which were paid in the six-months ended June 30, 2008. The decline in accounts payable is associated with the timing of aged invoices and payables check runs at quarter-end versus year-end. The decline in deferred revenue is associated with the release of deferred revenue recognized in the first quarter of 2008 principally from one large deal. Also included in cash provided by operating activities are adjustments to net income for non-cash items which included intangible asset amortization of $3.1 million, stock-based compensation of $2.5 million and depreciation and amortization of $2.4 million.

Net cash provided by investing activities was $23.4 million in the six-months ended June 30, 2008. The cash provided during the period primarily relates to short-term investment maturities of $31.6 million in the six-months ended June 30, 2008, which was partially offset by purchases of $6.3 million of short-term investments and $1.8 million in purchases of property and equipment to increase our infrastructure. At June 30, 2008, short-term investments had a carrying value of $5.1 million.

Net cash used by financing activities includes a repayment of indebtedness under the Wells Fargo Foothill credit facility of $2.2 million, a payment of $0.6 million for notes payable related to our settlement with IpLearn and $2.3 million for purchases of treasury stock. Offsetting these uses was $0.4 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options.

Commitments

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2015. Rent expense under operating leases was approximately $709,000 and $658,000 during the three-months ended June 30, 2008 and 2007, respectively and approximately $1,413,000 and $1,340,000 during the six-months ended June 30, 2008 and 2007, respectively.

Future payments under operating lease obligations at June 30, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$11,807	$1,324	$2,871	$2,003	$1,747	$1,754	$2,108

On February 14, 2008, we entered into an additional amendment of our lease for the Bellevue, Washington facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008 occurs. Included in the table above are aggregate base rent payments of approximately $7.5 million for the five year period ended December 31, 2013.

In connection with the MindSolve acquisition in November 2006, we have change of control payments to be made to certain employees of MindSolve who are now our employees. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

On August 16, 2006, the Compensation Committee approved and adopted the form of Amended and Restated Change of Control Agreement for each of SumTotal Systems’ Section 16 officers. In the event of a change of control and the subsequent termination of a Section 16 officer in a manner defined in the agreement as a termination event, we will be obligated to pay the Section 16 officer certain compensation and benefits. If a termination event occurs, an officer would be entitled to one year of the officer’s base salary that would be paid in equal semi-monthly installments over a one year period following a termination event. Such officer will also be entitled to other benefits as described in Article III of our Amended and Restated Change of Control Agreement. This discussion is qualified in its entirety by our Current Report on Form 8-K filed on August 17, 2006. In addition to this change of control agreement, the terms of our Senior Vice President, Field Operations’ employment offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter. This discussion is qualified in its entirety by our Current Report on Form 8-K filed on November 1, 2007.

From time-to-time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, without limitation from time-to-time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can a claim proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 8, Guarantees, Warranties and Indemnification, in the Notes to Consolidated Condensed Financial Statements.

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

Equity Incentive Awards

Our equity incentive plan is a key component of the compensation package we provide to attract and retain talented employees and we believe equity awards, such as stock options and other equity grants, provide our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may be lower than the exercise price of options held by some of our employees or the value of our common stock may decline from the value of such stock at the time of grant of other equity awards. Additionally, the effectiveness of our equity incentive plan may be adversely impacted. For example, at June 30, 2008, 65% of our outstanding stock options had exercise prices in excess of the current market price of our common stock.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of June 30, 2008 and December 31, 2007.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization, as defined in the agreement. As of June 30, 2008, our interest rate under the credit facility was the contractual 6.0% minimum rate, versus a calculated LIBOR rate of 2.6838% plus 2.25%, resulting in a total calculated interest rate of 4.9338%. If market interest rates were to increase immediately and uniform by 10% from current levels at June 30, 2008, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three-months and six-months ended June 30, 2008, international revenue from our foreign subsidiaries accounted for approximately 23% and 23% of total revenue, respectively, up from 22% and 20% in the comparable periods in 2007, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. On June 26, 2008, we entered into a forward contract and sold approximately 2.5 million GBP, equivalent $5.0 million USD, with a maturity date of July 31, 2008, for which a hypothetical 10% appreciation of the GBP to USD would result in a $0.5 million gain and a hypothetical 10% depreciation of GBP to USD would result in a $0.5 million loss.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive income for the three-months and six-months ended June 30, 2008 was a foreign translation loss of approximately $331,000 and a loss of $272,000, respectively, as compared to a foreign translation loss of approximately $16,000 and a gain of $2,000, in the comparable prior year periods, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

We have a history of losses and we may not achieve profitability under generally accepted accounting principles on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent management solutions, the recently introduced SumTotal 8 Series, as well as our predecessor products and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. Although we were profitable for the first quarter of 2008, historically and for the quarter ended June 30, 2008, we have not been profitable under accounting principles generally accepted in the U.S. (“GAAP”) and may not consistently achieve or sustain GAAP profitability. If we fail to generate adequate revenue from the SumTotal 8 Series, predecessor products and related services, we will continue to incur losses.

Furthermore, we have taken actions to reduce our operating expenses, including the elimination of a number of positions, in the fourth quarter of 2007. While we believe the full benefit of the savings of these actions commenced in the first quarter of 2008, there can be no guarantee that these cost reductions will enable us to be profitable in 2008 or subsequent periods.

In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses. In addition, charges related to stock-based compensation awards, including grants of stock options, are recorded as an expense in our reported results of operations in accordance with SFAS No. 123R, which has the result of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

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

Our products are highly technical and complex and have contained and may contain undetected errors, bugs, security vulnerabilities or defects, some of which may only be discovered after a product has been installed and used by customers. Our product offerings, both current and future and including our recently introduced SumTotal 8 Series, are complex and often contain undetected errors or bugs, despite internal and third-party testing. New product offerings, such as SumTotal 8 Series, contain new features and functionality which result in a greater likelihood of errors, bugs, security vulnerabilities and frequently these are undetected until the period immediately following introduction and initial shipment of new products or enhancements to existing products. For example in SumTotal 7 Series, our predecessor product, although we attempted to discover and resolve all such defects in our product line that we believed would be considered serious by our customers before shipment to them, the SumTotal 7 Series was not error-free and some customers notified us that they considered some of the defects to be serious. In addition, our products include third-party software, and any defects in third-party software that we incorporate into our products may compromise our products. It may be difficult for us to determine the source of the problem and correct any errors in third-party software because such software is not within our control.

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

Since the formation of SumTotal Systems in 2004, we have introduced major product upgrades in December 2004, April 2005, June 2006, December 2006, and June 2007. In addition, in June 2008, we released SumTotal 8 Series and plan to launch subsequent product releases. We face numerous risks relating to product transitions and introductions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new products or upgrades. Due to the product transition, we may be unable to forecast revenue from product sales and related services accurately, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to market and sell the product successfully, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; Gainesville, Florida; and Hyderabad, India. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed. If we fail to manage the transition to new product offerings successfully, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Further, we have plans to discontinue supporting certain legacy products and encourage customers of these products to upgrade to a newer version of our software. However, if these customers chose not to upgrade or there are delays or complications in such upgrades causing a decrease in customer satisfaction with our products, our financial results may be harmed.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	our increased focus on offering our products as on-demand subscriptions;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially the SumTotal 8 Series and predecessor products, related services and our on-demand subscriptions;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	the timing of revenue and expense recognition, including the recognition of a significant portion of revenue or expenses in a single quarter from large and/or long-term contracts;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets; and

•	our ability to execute on our strategy and operating plans.

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

Our lack of product diversification, and our reliance on the SumTotal 8 Series and its predecessor products, means that any decline in price or demand for our products and services would seriously harm our business.

We expect the SumTotal 8 Series and predecessor products and related services to continue to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal 8 Series and predecessor products or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in a decline in the price of our common stock.

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

We use licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning, performance, and talent management solutions until equivalent technology, if available, is identified, licensed and integrated.

Our credit facility requires compliance with certain restrictive covenants, and if we breach the covenants, we will be in default and the lender could demand immediate repayment and foreclose on the loan.

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of June 30, 2008 was approximately $6.6 million. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our cash flow is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan would reduce our cash position. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

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

We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information or personal data, or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or personal data, or could cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions. Each of our key third-party networks and systems component providers, Internet service providers and telecommunications companies partners have experienced significant outages in the past and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems, which could require us to pay service level credits to our customers or cause our customers to believe we were at fault and withhold payments due to us or sue us for breach of contract, which would result in decreased revenue and a possible decline in the price of our common stock.

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

Our core offering, the SumTotal 8 Series and predecessor products, integrates solutions addressing the learning management, performance management and compensation management segments of our market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Additionally, we had limited experience competing in the performance management space prior to our acquisition of MindSolve and now face new and different competitors with more experience selling and delivering performance management software and services. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 8 Series and predecessor products. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire learning, performance, and talent management market, or selling to customers who only need solutions in a specific segment.

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

While we sell our products worldwide and we have experienced international partners, we have limited experience with sales and marketing in some countries, such as China, where we opened a representative office in 2007. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business and results of operations could be harmed.

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

If our India operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us or customer implementations, our ability to fix defects in our SumTotal 8 Series, our ability to develop new versions of our SumTotal 8 Series and successor products, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers and might negatively impact our customer satisfaction.

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

Our success depends to a significant degree on the performance of the senior management team and other key employees, and there is no guarantee that such officers or key employees will remain employed with us. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance. As a result of the departure of any of our other employees, there is a risk that we would be unable to effectively manage the Company and successfully meet operational and other challenges, which could harm our business. If the Company’s senior management team, including any new hires, fail to work effectively together and execute the Company’s plans and strategies, our business could be harmed.

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

Past changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Global Market, have increased our expenses as we devote resources to respond to the requirements. Although recent changes to the Sarbanes-Oxley Act of 2002 are intended to reduce the costs of compliance, compliance is costly due to the necessity of hiring additional personnel and external consultants and our independent registered public accounting firm. The securities laws and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. Further, our directors and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could adversely affect our business.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on June 30, 2008 was $68.5 million and $9.9 million, respectively.

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

Our ability to benefit from our deferred tax assets depends on us having sufficient future earnings to utilize our net operating loss (“NOL”) carryforwards before they expire. We have established a valuation allowance against the future tax benefit for our federal and state NOL carryforwards. We could be required to record an additional valuation allowance against our foreign or U.S. deferred tax assets if market conditions change materially and, as a result, our future earnings are, or are projected to be, significantly less than we currently estimate. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where the NOLs were incurred.

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

Purchases of Equity Securities. On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion. As of June 30, 2008, we have purchased 1,162,314 shares of common stock for an aggregate cost of approximately $5.7 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands)
Through March 31, 2008	803,461	$4.98	$3,999	$11,001
April 1-30, 2008	2,000	3.93	8	10,993
May 1-31, 2008	210,731	4.74	999	9,994
June 1-30, 2008	146,122	4.68	684	9,310

Total	1,162,314	$4.90	$5,690	$9,310

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of SumTotal Systems, Inc. was held on Friday, June 6, 2008 at the Company’s Corporate Headquarters in Mountain View, California. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect two (2) Class III Directors to hold office until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified or until such directors’ death, resignation or removal. Voting results were as follows:

Name	Votes For	Votes Withheld
Jack Acosta	26,519,389	74,622
Vijay Vashee	26,043,637	550,374

The Company’s Class II Directors continuing in office until the 2009 Annual Meeting are John Coné, Donald Fowler and Ali Kutay. The Company’s Class III Directors continuing in office until the 2010 Annual Meeting are Sally Narodick and Kevin Oakes.

2. To ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008. Voting results were as follows:

For	Against	Abstain
26,475,995	100,556	17,460

3. To approve the amended and restated 2004 Equity Incentive Plan.

For	Against	Abstain
12,257,387	5,799,757	40,013

4. To approve the amended and restated Employee Stock Purchase Plan.

For	Against	Abstain
17,878,129	182,472	36,556

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Amended and Restated SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed on April 29, 2008)

10.2*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registatation Statement on Form S-8 (No. 333-152687))

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

August 4, 2008	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.4	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

4.5	Registration Rights Agreement between SumTotal, Inc. and certain stockholders of Pathlore Software Corporation dated August 3, 2005 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 28, 2006)

10.1*	Amended and Restated SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed on April 29, 2008)

10.2*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registatation Statement on Form S-8 (No. 333-152687))

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.