Form 10-Q
period 2008-09-30
SUMTOTAL SYSTEMS INC
filed 2008-11-06
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of October 31, 2008 was 31,555,881 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$41,449	$19,182
Short-term investments	6,349	30,143
Accounts receivable, net of allowance for sales returns and doubtful accounts of $799 and $722	23,527	26,734
Prepaid expenses and other current assets	4,479	4,482

Total current assets	75,804	80,541
Property and equipment, net	6,687	7,901
Goodwill	68,461	68,461
Intangible assets, net	8,470	12,924
Other assets	1,281	1,213

Total assets	$160,703	$171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,356	$2,326
Accrued compensation and benefits	6,688	8,630
Other accrued liabilities	4,570	3,759
Restructuring accrual	11	100
Deferred revenue	31,722	35,898
Notes payable	5,664	6,157

Total current liabilities	51,011	56,870
Non-current liabilities:
Other accrued liabilities, non-current	132	193
Deferred revenue, non-current	519	858
Notes payable, non-current	1,094	4,661

Total liabilities	52,756	62,582
Commitments and contingencies
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	399,332	395,069
Treasury stock	(7,200)	(3,353)
Accumulated other comprehensive loss	(592)	(92)
Accumulated deficit	(283,626)	(283,199)

Total stockholders’ equity	107,947	108,458

Total liabilities and stockholders’ equity	$160,703	$171,040

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Subscriptions and support	$17,582	$15,669	$52,570	$45,241
Service	7,707	8,338	26,114	24,550
License	3,801	5,310	18,343	18,802

Total revenue	29,090	29,317	97,027	88,593

Cost of revenue:
Subscriptions and support	5,963	5,383	18,254	15,295
Service	5,369	4,986	18,465	16,212
License	80	125	198	417
Amortization of acquired intangible assets	1,386	2,051	4,455	6,352

Total cost of revenue	12,798	12,545	41,372	38,276

Gross margin	16,292	16,772	55,655	50,317

Operating expenses:
Research and development	5,244	5,400	16,639	15,697
Sales and marketing	7,783	8,700	25,128	25,557
General and administrative	4,226	4,915	14,287	14,335
Restructuring	41	—	163	—

Total operating expenses	17,294	19,015	56,217	55,589

Loss from operations	(1,002)	(2,243)	(562)	(5,272)
Interest expense	(140)	(304)	(540)	(1,047)
Interest income	282	683	1,119	1,224
Other, net	56	(13)	60	(56)

Income (loss) before provision for income taxes	(804)	(1,877)	77	(5,151)
Provision for income taxes	136	119	504	190

Net loss	$(940)	$(1,996)	$(427)	$(5,341)

Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.01)	$(0.18)

Weighted average common shares outstanding, basic and diluted	31,700	32,473	31,938	29,781

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expenses:
Cost of revenue - subscriptions and support	$36	$81	$179	$201
Cost of revenue - service	113	147	405	412
Research and development	120	156	488	435
Sales and marketing	316	266	1,037	798
General and administrative	380	632	1,332	1,577

Total stock-based compensation expense	$965	$1,282	$3,441	$3,423

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(427)	$(5,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,594	2,930
Loss on disposal of property and equipment	6	—
Amortization of intangible assets	4,455	6,352
Provision for (recovery of) sales returns and doubtful accounts	77	(64)
Accretion of interest on short-term investments	(181)	(165)
Amortization of discount on notes payable	97	200
Stock-based compensation	3,441	3,423
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,636	5,983
Prepaid expenses and other current assets	50	(1,579)
Other assets	(7)	107
Accounts payable	4	(1,479)
Accrued compensation and benefits	(2,042)	(1,392)
Other accrued liabilities	642	(1,051)
Restructuring accrual	(89)	(838)
Deferred revenue	(4,735)	4,036

Net cash provided by operating activities	8,521	11,122

Cash flows from investing activities:
Purchases of property and equipment	(2,683)	(4,366)
Purchases of short-term investments	(10,181)	(27,603)
Sales/maturities of short-term investments	34,155	11,075
Release of restricted cash	—	23

Net cash provided by (used in) investing activities	21,291	(20,871)

Cash flows from financing activities:
Net proceeds from the issuance of common stock pursuant to registered direct offering	—	32,710
Repayment of credit facility	(3,281)	(3,281)
Payment of notes payable	(876)	(876)
Purchase of treasury stock	(3,847)	(2,141)
Issuance of common stock pursuant to Employee Stock Purchase Plan and exercises of stock options	822	2,869

Net cash provided by (used in) financing activities	(7,182)	29,281

Effect of foreign exchange rate changes on cash and cash equivalents	(363)	(237)

Net increase in cash and cash equivalents	22,267	19,295
Cash and cash equivalents at beginning of period	19,182	10,176

Cash and cash equivalents at end of period	$41,449	$29,471

Supplemental disclosure of cash flow information
Interest paid	$479	$935
Income taxes paid	$406	$45

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. and its subsidiaries (“SumTotal Systems” or “the Company”) develops, markets, distributes and supports learning, performance and talent development software products and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. (“Docent”) by Click2learn, Inc. (“Click2Learn”).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2008, and for the three-months and nine-months ended September 30, 2008 and 2007, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain other amounts have been reclassified to conform to the current period presentation. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. SumTotal Systems’ accounting policies were outlined in its Annual Report on Form 10-K, which was filed with the SEC on March 13, 2008. There were no significant changes in the accounting policies that occurred during the three-month and nine-month periods ended September 30, 2008 that have materially affected the Company’s financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue recognition, allowance for sales returns and doubtful accounts, intangible assets, restructuring reserves, stock-based compensation, valuation reserves for deferred tax assets and the income tax provision. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $41.4 million and $19.2 million at September 30, 2008 and December 31, 2007, respectively, are comprised of highly liquid financial instruments consisting primarily of cash, investments in money market funds and commercial paper with insignificant interest rate risk and with original maturities of six-months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Short-term Investments

Short-term investments of $6.3 million and $30.1 million at September 30, 2008 and December 31, 2007, respectively, are stated at fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale. Short-term investments consist principally of taxable, short-term marketable investment instruments such as commercial paper and corporate bonds with maturities or callable dates between three-months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, SumTotal Systems considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

Fair Value of Financial Instruments

The carrying amounts of SumTotal Systems’ financial instruments including cash, cash equivalents and short-term investments approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. SumTotal Systems’ accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. The carrying amount of the credit facility approximates fair value as this facility bears interest at a variable rate tied to the current market, and has terms similar to other borrowing arrangements available to SumTotal Systems.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On January 1, 2008, SumTotal Systems adopted SFAS No. 157, which did not have a material impact on its financial position and results of operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts of SumTotal Systems’ financial instruments, including cash, cash equivalents and short-term investments, approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008 Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4,297	$4,297	$—	$—
Corporate bonds	1,188	1,188	—	—
Commercial paper	6,359	6,359	—	—
Money-market funds	35,954	35,954	—	—

Total cash, cash equivalents and short-term investments	$47,798	$47,798	$—	$—

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

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and South America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At September 30, 2008 and December 31, 2007, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. SumTotal Systems also had no customers that accounted for greater than 10% of total revenue in the three-months and nine-months ended September 30, 2008 and 2007.

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

Residual Method. License fees are recognized upon delivery whether sold separately or together with other services, described above, provided that: (i) the revenue recognition above have been met, (ii) payment of the license fees is not dependent on any implementation or performance criteria, (iii) the related services do not contain any acceptance provisions, and (iv) services are not essential to the functionality of the software. In these cases, SumTotal Systems recognizes license revenue utilizing the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e.: maintenance, professional services and hosting), but does not exist for one or more of the delivered elements in the arrangement (i.e.: software license). Under the residual method, SumTotal Systems defers the fair value of undelivered elements and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue assuming the other revenue recognition criteria are met. Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

SumTotal Systems allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance or hosting, then the entire amount of revenue is recognized ratably over the service period.

Vendor specific object evidence (“VSOE”) is established for service, support and maintenance, and hosting based upon the amounts SumTotal Systems charges when service, maintenance and hosting are sold separately. The bell-shaped curve approach is used when doing VSOE analysis. VSOE of fair value is determined by a range of prices which approaches 80% of the total testing population falling within 15% above or below the median price of the range. VSOE of fair value for maintenance in deals over $1 million is determined based upon the stated renewal rate quoted in the arrangement, provided that the renewal rate is considered substantive.

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

Royalty Revenue

SumTotal Systems recognizes royalty revenues from committed minimum royalty arrangements ratably over the contractual term. For royalty arrangements which do not have minimum royalty criteria, revenue is recognized upon the receipt of usage reports provided by SumTotal Systems’ customers.

On-Demand Subscriptions

In hosted arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104 and EITF No. 00-21. Customers typically prepay for these services, amounts which SumTotal Systems defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from these set-up fees ratably over the term of the expected customer relationship once the implementation is complete and the customer has access to the software. SumTotal Systems recognizes the revenue from related professional services ratably over the remaining term of the initial contract once the implementation is complete and the customer has access to the software. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems will recognize a loss for incurred and projected direct costs in excess of the contract value as a period expense when the loss first becomes apparent.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. SumTotal Systems had no impairment of long-lived assets in the three-months and nine-months ended September 30, 2008 or 2007.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, all acquisitions have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses since the date of acquisition. The net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. SumTotal Systems considers itself to be one reporting unit as management does not currently use product line or geographical financial performance as a basis for business operating decisions.

SFAS No. 142 dictates that if certain circumstances occur, such as a significant adverse change in legal factors, a change in the business climate or other significant changes were to occur at any time during the year outside of the annual impairment testing date, SumTotal Systems is required to evaluate whether a triggering event would indicate that its goodwill had been impaired. Due to current market conditions, SumTotal Systems evaluated whether a triggering event had occurred that would cause the Company to conclude that goodwill had been impaired. Through analysis of our market capitalization, internal forecasts and other factors, SumTotal Systems determined that as of September 30, 2008, no such events occurred that would trigger an impairment analysis. However, if circumstances change, all or a portion of the recorded goodwill would need to be written off in a future period or periods.

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

Restructuring Costs and Accruals for Excess Facilities

Restructuring costs and accruals for excess facilities are accounted for in accordance with SFAS No. 146, Accounting for Exit or Disposal Activities, as a liability for costs associated with an exit or disposal activity and is recognized and measured initially at fair value only when the liability is incurred. Refer to Note 5, Restructuring, in the Notes to the Condensed Consolidated Financial Statements.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, are capitalized pursuant to SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SumTotal Systems will capitalize qualifying internal payroll and external contracting and consulting costs related to the application development stage activities of internal use software after the conceptualization and formulation stage has been completed. SumTotal Systems ceases capitalization at the time the software is placed in service and amortizes such costs which are included in property, plant and equipment over the estimated useful life of the software. SumTotal Systems has not capitalized any software development costs in the three-months and nine-months ended September 30, 2008 and 2007.

Advertising

Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, in accordance with Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting, and FASB Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28. The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full year, adjusted for discrete events in the period in which they occur.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net income per share includes potential dilutive common shares. If SumTotal Systems had been in an income position, potential dilutive common shares would have comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the three-months and nine-months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(940)	$(1,196)	$(427)	$(5,341)

Weighted average common shares used to compute basic and diluted net loss per share	31,700	32,473	31,938	29,781

Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.01)	$(0.18)

The following table sets forth the common stock options and warrants that have been excluded from the computation of diluted net loss per share because their effects would have been anti-dilutive due to their exercise prices being in excess of market price for the three-months and nine-months ended September 30, 2008 and 2007 (in thousands, except per option and warrant amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Options to acquire shares of common stock	3,743	2,133	4,559	1,886

Weighted average option price	$8.03	$10.23	$7.34	$10.68

Warrants to acquire shares of common stock	587	1,424	587	1,424

Weighted average warrant price	$9.80	$7.54	$9.80	$7.54

Further, unvested restricted stock and restricted stock units are also excluded in the three-months and nine-months ended September 30, 2008 and 2007 as SumTotal Systems incurred net losses in these periods.

For the three-months and nine-months ended September 30, 2008, SumTotal Systems had 2,444,000 and 1,628,000 options, respectively, with exercise prices below the weighted average fair market value of common stock for the period which were excluded from diluted weighted average shares calculation because of SumTotal Systems’ net loss position in the period. For the three-months and nine-months ended September 30, 2007, SumTotal Systems had 2,167,000 and 2,414,000 options, respectively, with exercise prices below the weighted average fair market value of common stock for the period which were excluded from diluted weighted average shares calculation because of SumTotal Systems’ net loss position in the periods.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the three-months and nine-months ended September 30, 2008 and 2007 presented below (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(940)	$(1,996)	$(427)	$(5,341)
Unrealized gain (loss) on investments	(9)	13	(16)	11
Foreign currency translation adjustment	(212)	(8)	(484)	(4)

Comprehensive loss	$(1,161)	$(1,991)	$(927)	$(5,334)

SumTotal Systems’ total comprehensive loss for the three-months and nine-months ended September 30, 2008 and 2007 consisted of net loss, the change in foreign currency translation adjustments and unrealized gain/loss on investments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss at September 30, 2008, consists of foreign currency translation loss adjustments of $581,000 and unrealized loss on investments of $12,000.

Stock-Based Compensation

SFAS No. 123R Share-Based Payment, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rates at September 30, 2008 and 2007 were 14.22% and 11.85%, respectively, and were based on historical compound annual forfeiture experience.

The fair value of stock options-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from SumTotal Systems’ stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted prior to June 30, 2008 was derived from the use of the simplified method under SAB No. 107 and the expected term of options granted subsequent to July 1, 2008 was derived based on historical experience. The risk-free rate is based on the U.S. Treasury rates in effect which most closely corresponds to a period of grant. The expected volatility is based on the historical volatility of the stock price over a period at least as long as the expected term of the options. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

For restricted stock and restricted stock unit awards, stock compensation is calculated based on the quoted fair market value of the common stock on the actual grant date.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Risk-free rate	3.3%	4.6%	3.3%	4.7%
Expected volatility	56.6%	85.4%	73.6%	88.9%
Expected life (years)	5.33	6.25	6.11	6.15

The weighted-average fair value calculations for SumTotal Systems’ Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

	Nine-Months Ended September 30,
	2008	2007
Risk-free rate	2.0%	5.1%
Expected volatility	57.0%	54.9%
Expected life (years)	0.5	0.5

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock and restricted stock units under SFAS No. 123R for the three-month and nine-month periods ended September 30, 2008 and 2007 which were allocated as follows (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expenses:
Cost of revenue - subscriptions and support	$36	$81	$179	$201
Cost of revenue - service	113	147	405	412

Total costs of revenue	149	228	584	613
Research and development	120	156	488	435
Sales and marketing	316	266	1,037	798
General and administrative	380	632	1,332	1,577

Stock-based compensation included in operating expenses	816	1,054	2,857	2,810

Total stock-based compensation expense	$965	$1,282	$3,441	$3,423

A summary of option activity under SumTotal Systems’ stock equity plans during the nine-months ended September 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,407	$6.74	6.64
Granted	391	4.52
Exercised	(72)	2.96		$129
Cancelled	(552)	7.66

Outstanding at September 30, 2008	6,174	$6.56	6.06	$1,072

Exercisable at September 30, 2008	4,615	$6.80	5.26	$1,049

A summary of the status of the changes in SumTotal Systems’ restricted stock during the nine-months ended September 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2007	54	$4.69
Granted	—	—
Vested	(25)	4.30
Cancelled	—	—

Non-vested restricted stock at September 30, 2008	29	$5.03

A summary of the status of the changes in SumTotal Systems’ restricted stock units during the nine-months ended September 30, 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2007	67	$5.03
Granted	470	4.61
Vested	—	—
Cancelled	(12)	4.58

Non-vested restricted stock units at September 30, 2008	525	$4.66

The total intrinsic value of options exercised during the three-months and nine-months ended September 30, 2008 was approximately $28,000 and $129,000, respectively. The total intrinsic value of shares issued under the employee stock purchase plan during the three-months and nine-months ended September 30, 2008, was approximately $32,000 and $72,000, respectively. The fair value of options vested during the three-months and nine-months ended September 30, 2008, was approximately $0.9 million and $3.3 million, respectively. As of September 30, 2008, total unrecognized compensation costs related to non-vested stock options, restricted stock and restricted stock units was $9.0 million, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years. The weighted average grant date fair value of options granted in the three-months and nine-months ended September 30, 2008, was $4.59 and $4.52, respectively.

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

Adoption of Accounting Standards

Effective January 1, 2007, SumTotal Systems adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. There were no material changes in the amount of unrecognized tax benefits during the three and nine-months ended September 30, 2008. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2000 through 2007.

For information regarding SumTotal Systems’ adoption of SFAS No. 157, refer to Note 2, Summary of Significant Accounting Policies, and in particular, Fair Value of Financial Instruments, in the Notes to Consolidated Condensed Financial Statements.

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

In December 2007, the SEC issued SAB No. 110, which expressed the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SumTotal Systems adopted SAB No. 110 for all share option grants issued subsequent to December 31, 2007, and ceased usage of the simplified method on July 1, 2008, which did not have a material effect on its financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, such transaction costs could be material to SumTotal Systems’ financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 applies to all entities that prepare consolidated financial statements and to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments as defined in SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. SumTotal Systems is currently assessing the impact the adoption of SFAS No. 161 will have on its financial disclosures.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. SFAS No. 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SumTotal Systems is currently assessing the financial impact the adoption of SFAS No. 142-3 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB believes that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public

Company Accounting Oversight Board amendments to SAS No. 69. SumTotal Systems does not anticipate any financial impact on its financial position, results of operations and cash flows from the adoption of SFAS No. 162.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(12,240)	$1,072
Customer installed-base relationships	17,094	(10,398)	6,696
Customer hosted relationships	1,014	(919)	95
Customer contract relationships	8,525	(7,918)	607

Total intangible assets	$39,945	$(31,475)	$8,470

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,178)	$2,134
Customer installed-base relationships	17,094	(7,844)	9,250
Customer hosted relationships	1,014	(768)	246
Customer contract relationships	8,525	(7,231)	1,294

Total intangible assets	$39,945	$(27,021)	$12,924

There was no impairment of goodwill or intangible assets for the three-months and nine-months ended September 30, 2008 and 2007.

The following represents the expected future amortization of intangible assets as of September 30, 2008 (in thousands):

Remainder of 2008	$1,385
2009	4,038
2010	1,841
2011	1,080
2012	126

Total expected future amortization of intangible assets	$8,470

Amortization expense related to intangible assets was approximately $1,386,000 and $2,051,000 in the three-months ended September 30, 2008 and 2007, respectively and approximately $4,455,000 and $6,352,000 in the nine-months ended September 30, 2008 and 2007, respectively.

NOTE 4: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Credit facility	$4,375	$4,375
Litigation settlement	578	1,116
MindSolve shareholder	711	666

Total current portion of notes payable	$5,664	$6,157

The non-current portion of notes payable consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Credit facility	$1,094	$4,375
Litigation settlement	—	286

Total non-current portion of notes payable	$1,094	$4,661

Credit Facility

Concurrent with the closing of the acquisition of Pathlore, Inc. (“Pathlore”) on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”), as adjusted, to meet the working capital requirements of the business.

The credit facility, as amended at various times, included interest on a scalable schedule of the base rate, with a 6% minimum, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. On August 26, 2008, SumTotal Systems entered into an amendment of its credit facility to remove the contractual 6% minimum rate. SumTotal Systems agreed to perform an initial transfer of $25.0 million to a Wells Fargo investment account, and maintain at least 50% of its total aggregate amount of invested cash and cash equivalents at all times thereafter until the loan is fully repaid. As of September 30, 2008, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 2.7875% plus 2%, resulting in a total calculated interest rate of 4.7875%. The Term Loan is due in principal installments of $1,093,750 quarterly and is secured by all of SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of September 30, 2008, SumTotal Systems had $49.8 million, comprised of $45.0 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of September 30, 2008. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay the outstanding credit facility of $5.5 million at September 30, 2008.

SumTotal Systems has an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, the Company has $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 of the Revolver was available for borrowings at September 30, 2008. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes. SumTotal Systems had no forward contracts at September 30, 2008.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive loss for the three-months and nine-months ended September 30, 2008 was foreign translation losses of approximately $212,000 and $484,000, respectively, as compared to a foreign translation losses of approximately $8,000 and $4,000, in the comparable prior year periods, respectively. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability of $0.6 million is included in current notes payable on the accompanying Condensed Consolidated Balance Sheet and will be fully settled in January 2009.

MindSolve Stockholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. The remaining future obligation at September 30, 2008 amounts to $719,000 and will be paid in November 2008.

NOTE 5: RESTRUCTURING

The following table depicts restructuring activity for the nine-months ended September 30, 2008 (in thousands):

	Balance at December 31, 2007	Additions	Reductions/Cash Expenditures	Balance at September 30, 2008
Vacated facilities	$9	$—	$(7)	$2
Employee severance and other related costs	91	163	(245)	9

	$100	$163	$(252)	$11

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations. Employee severance and other related costs consist of severance and other benefits resulting from our fourth quarter 2007 reduction in force. Additions to the restructuring for employee severance and other related costs in the nine-months ended September 30, 2008 result primarily from extensions of severance packages to certain employees.

NOTE 6: TREASURY SHARE PURCHASES

On August 20, 2007, SumTotal Systems’ Board of Directors authorized the repurchase of up to $15.0 million of SumTotal Systems’ outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. SumTotal Systems intends to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate SumTotal Systems to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at SumTotal Systems’ discretion. As of September 30, 2008, SumTotal Systems has purchased 1,494,507 shares of common stock for an aggregate cost of approximately $7.2 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands)
Through June 30, 2008	1,162,314	$4.90	1,162,314	$9,310
July 1-31, 2008	—	—	—	9,310
August 1-31, 2008	139,582	4.39	139,582	8,697
September 1-30, 2008	192,611	4.66	192,611	7,800

Total	1,494,507	$4.82	1,494,507	$7,800

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

Future payments under operating lease obligations at September 30, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$11,210	$601	$2,945	$2,103	$1,796	$1,807	$1,958

On February 14, 2008, SumTotal Systems entered into an amendment of its lease for the Bellevue, Washington facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008. Included in the table above are aggregate base rent payments for the Bellevue, Washington lease of approximately $7.1 million for the five year period ended December 31, 2013. On September 11, 2008, SumTotal Systems entered into a new facility lease agreement for its Gainesville, Florida location with an estimated rent commencement date of April 1, 2009. The total base rent payments over the five year period ended March 31, 2014 are approximately $1.6 million and are included in the table above.

On November 14, 2006, SumTotal Systems acquired MindSolve Technologies, Inc. (“MindSolve”), a leading provider of Performance Management products and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management. In connection with the acquisition, SumTotal Systems has contractual commitments to make change of control payments to certain employees of MindSolve who are now employees of SumTotal Systems. These change of control payments are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 at September 30, 2008 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

In the event of a change of control of SumTotal Systems and the subsequent termination of any of SumTotal Systems’ Section 16 officers in a manner defined in the agreement as a termination event, SumTotal Systems will be obligated to pay the officer certain compensation and benefits. If a termination event occurs, an officer would be entitled to one year of the officer’s base salary to be paid over a one year period. The officer will also be entitled to other benefits as described in Article III of the Amended and Restated Change of Control Agreement. In addition to this change of control agreement, the terms of SumTotal Systems’ Senior Vice President, Field Operations employment offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter.

From time to time, third parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition, without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. SumTotal Systems’ management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor whether a claim will proceed to litigation, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly and time consuming and may distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on SumTotal Systems’ future business, operating results and/or financial condition.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended September 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$22,778	78.3%	$24,541	83.7%
Other Americas	1,400	4.8%	959	3.3%

Total Americas	24,178	83.1%	25,500	87.0%
Europe	4,200	14.4%	3,065	10.4%
Asia/Pacific	712	2.5%	752	2.6%

Total revenue	$29,090	100.0%	$29,317	100.0%

	Nine-Months Ended September 30,
	2008		2007
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$75,046	77.3%	$71,762	81.0%
Other Americas	5,547	5.7%	3,976	4.5%

Total Americas	80,593	83.0%	75,738	85.5%
Europe	13,354	13.8%	9,536	10.8%
Asia/Pacific	3,080	3.2%	3,319	3.7%

Total revenue	$97,027	100.0%	$88,593	100.0%

Long-lived assets, which represent property, plant and equipment, other assets and goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	September 30, 2008	December 31, 2007
United States	$82,756	$87,781
Europe	202	279
India	1,790	2,300
Asia/Pacific	151	139

Total long-lived assets	$84,899	$90,499

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

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2007.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements may be identified by the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 8 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Executive Summary

Overview

We are a global provider of learning, performance, and talent development solutions. Our offerings include learning, performance and compensation management software and services. Our markets are worldwide and include a broad range of industries. We are the global market share leader in learning management systems based on revenue, according to a 2007 study by Bersin & Associates, an independent market research firm. Our solutions automate the talent development processes within organizations including aligning individuals’ goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a subscription or perpetual license basis. Our solutions can be provided on an on-demand basis or deployed at the customer’s site. We have more than 1,500 customers worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services and utilities.

In the three-months and nine-months ended September 30, 2008, we continued to execute against our growth strategy in the face of the financial crisis affecting the global markets. Highlights with respect to operations include:

•

delivered SumTotal 8.0, the industry’s only unified Talent Development Suite, bringing a unified approach to the critical components needed to successfully address business’ talent development challenges;

•	continued penetration into our customer base by selling additional licenses and modules;

•	acquired new enterprise customers as enterprises increasingly standardize on one Learning Management System (“LMS”) platform;

•	continued growth in international regions;

•	continued our sales into the small and medium business market through our on-demand solutions;

•	expanded our performance management customer base through new customers and selling into our existing customer base, doubling our performance management bookings from the comparable quarter in 2007;
•

continued the deployment of our products in a hosted or on-demand model which has enabled us to increase our subscription and support revenue, which includes on-demand and hosting subscriptions, term licenses and maintenance; and

•	introduced ToolBook 9.5, an innovative solution for faster learning content creation which is supported on devices including the Apple iPhone and iPod Touch.

In addition, we were recognized in the October 2008 Bersin & Associates report “The Essential Guide to Employee Performance Management Systems”, which highlights us as a leader in the performance management market based on the strength of our TotalPerformance 8.0 offering, which provides industry leading support for goal management, performance appraisals, 360-degree feedback and career succession planning. The study features our flexible workflows and frameworks for modeling training and performance processes, our unified dashboard for learning and performance tasks, “Visual Profiler”, our patented visual rating system, and comparative appraisals and simultaneous ratings as the key factors that give us a competitive advantage over other vendors in the industry.

Total revenue for the three-months ended September 30, 2008 remained relatively unchanged, decreasing to $29.1 million from $29.3 million in the comparable period in 2007. Our recurring revenue business accounted for 60% of our total revenue in the three-months ended September 30, 2008, an increase from 53% in the comparable period in 2007. Further, we generated $8.5 million in cash from operating activities in the nine-months ended September 30, 2008. The ability to generate cash in an economic downturn is critical and we continue to focus on this aspect of our business.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	allowances for sales returns and doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	taxation;

•	restructuring reserves;

•	business combinations; and

•	stock-based compensation.

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

Comparison of Financial Data for the Three-Months Ended September 30, 2008 and 2007

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the three-months ended September 30, 2008 and 2007:

	2008	2007
Revenue:
Subscriptions and support	60.4%	53.4%
Service	26.5	28.4
License	13.1	18.2

Total revenue	100.0	100.0

Cost of revenue:
Subscriptions and support	20.5	18.4
Service	18.4	17.0
License	0.3	0.4
Amortization of intangible assets	4.8	7.0

Total cost of revenue	44.0	42.8

Gross margin	56.0	57.2

Operating expenses:
Research and development	18.0	18.4
Sales and marketing	26.8	29.7
General and administrative	14.5	16.8
Restructuring	0.1	—

Total operating expenses	59.4	64.9

Loss from operations	(3.4)	(7.7)
Other income, net	0.7	1.3

Loss before provision for income taxes	(2.7)	(6.4)
Provision for income taxes	0.5	0.4

Net loss	(3.2)%	(6.8)%

Revenue

Revenue for the three-months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$17,582	$15,669	$1,913	12.2%
Percentage of net revenue	60.4%	53.4%
Service	7,707	8,338	(631)	(7.6)%
Percentage of net revenue	26.5%	28.4%
License	3,801	5,310	(1,509)	(28.4)%
Percentage of net revenue	13.1%	18.1%

Total revenue	$29,090	$29,317	$(227)	(0.8)%

Our total revenues remained relatively unchanged in the three-months ended September 30, 2008, decreasing to $29.1 million from $29.3 million in the comparable period in 2007. This was primarily the result of decreases in license and service revenue in the three months ended September 30, 2008 over the comparable periods in 2007, which was partially offset by growth in subscription and support revenues.

We attribute the flat revenue to a number of factors, including the shift in our business focus and strategy to our on-demand offering and some of our customers postponing their purchase decisions until future quarters. Subscription and support revenues were positively affected by the increase in the number of on-demand customers. The decrease in our license revenues and recurring subscription and support revenues reflected the shift in our business emphasis and strategy from our historical perpetual license offerings to our on-demand subscriptions.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the three-months ended September 30, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$3,697	$3,606	$91	2.5%
Term license rental arrangements	1,759	1,558	201	12.9%
On-demand subscriptions	2,286	1,724	562	32.6%

Total subscriptions	7,742	6,888	854	12.4%
Support and maintenance	9,840	8,781	1,059	12.1%

Total subscriptions and support revenue	$17,582	$15,669	$1,913	12.2%

The increase in subscriptions and support revenue in the three-months ended September 30, 2008 over the comparable period in 2007 was the result of increased on-demand subscription sales to customers and from subscription and support contract sales to new and existing customers related to the SumTotal 8 Series and legacy product suites. These results reflect increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrate continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management.

Fluctuations in the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $0.1 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $0.2 million increase in contract sales to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in on-demand subscriptions revenue was the result of $0.6 million from increased on-demand subscription sales to new customers; and

•	the increase in support maintenance revenue was the result of $1.1 million from increased contract sales to new and existing customers related to the SumTotal 8 Series and legacy products.

Price changes in subscription and support had no material effect on our revenue in the three-months ended September 30, 2008 over the comparable period.

Service revenue. The decrease is primarily attributable to a continued shift from recognizing professional services revenue as the services are performed upfront, but are recognized as revenue ratably over the subscription service period. The subscription services are provided pursuant to customer agreements with terms typically ranging from one to three years. The revenue for professional services associated with OnDemand revenue is recognized ratably over the term of the agreement. In addition, due to the shift towards OnDemand products by our customers, we had less significant service projects underway in the three-months ended September 30, 2008 over the comparable period in 2007.

Price changes in service had no material effect on our revenue in the three-months ended September 30, 2008 over the comparable period in 2007.

License revenue. We have shifted our business focus and strategy from perpetual licenses to our on-demand offering. This shift has been reflected in the decline of our license revenues compared to the growth in subscription and support revenues as discussed above.

Price changes in license had no material effect on our revenue in the three-months ended September 30, 2008 over the comparable period in 2007.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Revenues for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$22,778	$24,541	$(1,763)	(7.2)%
Percentage of net revenue	78.3%	83.7%
Other Americas	1,400	959	441	46.0%
Percentage of net revenue	4.8%	3.3%

Total Americas	24,178	25,500	(1,322)	(5.2)%
Percentage of net revenue	83.1%	87.0%
Europe	4,200	3,065	1,135	37.0%
Percentage of net revenue	14.4%	10.4%
Asia/Pacific	712	752	(40)	(5.3)%
Percentage of net revenue	2.5%	2.6%

Total revenue	$29,090	$29,317	$(227)	(0.8)%

Our total revenue remained relatively unchanged for the three-months ended September 30, 2008 over the comparable period in 2007. Revenue in the Americas decreased due to lower license and service revenues as our customers shifted to our OnDemand products, which are recognized ratably over a term, versus our perpetual license products and services which were typically recognized when they were delivered. Revenue in Europe increased as a result of our investment in 2007 to expand the European markets. Revenue in Asia/Pacific decreased slightly due to revenue recognized from two large license sales in Australia in the comparable period in 2007.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended September 30, 2008 over the comparable period in 2007.

No customer accounted for greater than 10% of total revenue in the three-months ended September 30, 2008 or 2007.

Cost of Revenue

The following table is a summary of cost of revenue between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$5,963	$5,383	$580	10.8%
Percentage of total revenue	20.5%	18.4%
Service	5,369	4,986	383	7.7%
Percentage of total revenue	18.4%	17.0%
License	80	125	(45)	(36.0)%
Percentage of total revenue	0.3%	0.4%
Amortization of intangible assets	1,386	2,051	(665)	(32.4)%
Percentage of total revenue	4.8%	7.0%

Total cost of revenue	$12,798	$12,545	$253	2.0%

Cost of subscriptions and support. The increase in cost of subscriptions and support for the three-months ended September 30, 2008 over the comparable period in 2007 was primarily due to a $0.6 million increase in compensation expenses for additional employees in the U.S. and India. We expect cost of subscriptions and support for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008 as we support our growing customer base.

Cost of service. The increase in the cost of services for the three-months ended September 30, 2008 over the comparable period in 2007 was partially attributable to a $0.2 million increase in employee related expenses from added headcount. The remaining increase was due to a $0.2 million increase in costs required to support the growth of our Performance Management services revenue. We expect our cost of services for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008 while supporting the on-going business and large project orders received.

Cost of license. The decrease in the cost of license for the three-months ended September 30, 2008 over the comparable period in 2007 is due to reduced usage of third party content preparation. We expect the cost of license for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008.

Amortization of intangible assets. The decrease in amortization of intangible assets for the three-months ended September 30, 2008 over the comparable period in 2007 is attributable to $0.3 million in amortization of certain intangible assets recorded from the Docent acquisition which became fully amortized in 2007 and a decrease of $0.3 million in the amortization of intangible assets from Pathlore and other prior acquisitions.

Gross Margin

The following table is the summary of gross margin between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended September 30,
	2008	2007
Gross margin
Subscriptions and support	$11,619	$10,286
Percentage of subscriptions and support revenue	66.1%	65.6%
Service	2,338	3,352
Percentage of services revenue	30.3%	40.2%
License	3,721	5,185
Percentage of license revenue	97.9%	97.6%
Amortization of intangible assets	(1,386)	(2,051)
Percentage of license revenue	(36.5)%	(38.6)%

Total gross margin	$16,292	$16,772
Percentage of net revenue	56.0%	57.2%

Gross margin percent for subscriptions and support in the three-months ended September 30, 2008 increased slightly over the comparable period in 2007. The increase is primarily attributed to lower software maintenance and travel costs.

Gross margin percent for services in the three-months ended September 30, 2008 decreased over the comparable period in 2007 due to investments in additional headcount and third party support which were not completely offset by the corresponding increases in service and consulting revenue.

Gross margin percent for license, exclusive of amortization of intangible assets, in the three-months ended September 30, 2008, improved slightly over the comparable period in 2007 due to the reduced usage of third party licenses and content. Gross margin percent for license, including amortization of intangible assets improved on lower revenue due to cost reductions in license cost and a decrease in the amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$5,244	$5,400	$(156)	(2.9)%
Percentage of net revenue	18.0%	18.4%
Sales and marketing	7,783	8,700	(917)	(10.5)%
Percentage of net revenue	26.8%	29.7%
General and administrative	4,226	4,915	(689)	(14.0)%
Percentage of net revenue	14.5%	16.8%
Restructuring	41	—	41	100.0%
Percentage of net revenue	0.1%	—%

Total operating expenses	$17,294	$19,015	$(1,721)	(9.1)%
Percentage of net revenue	59.4%	64.9%

Research and development. The decrease in research and development expense in the three-months ended September 30, 2008 over the comparable period in 2007 was primarily due to $0.2 million decrease in facility, equipment and travel expenses. We expect research and development expense for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008 due to continued investment in future versions of our SumTotal product series for LMS and Performance Management.

Sales and marketing. The decrease in sales and marketing expense in the three-months ended September 30, 2008 over the comparable period in 2007 was due to a decrease of $0.5 million in employee related costs and commissions primarily related to lowered headcount, a $0.2 million decrease in travel expense and a $0.2 million decrease in other miscellaneous expenses. We expect sales and marketing expenses to increase in the remainder of 2008 in line with increased sales and commissions expectations.

General and administrative. The decrease in general and administrative expense in the three-months ended September 30, 2008 over the comparable period in 2007 was due to a $0.5 million decrease in employee and related costs, primarily due to the reduction in stock-based compensation, a $0.1 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance, a $0.1 million in incremental legal fees and a $0.2 million decrease in stock-based compensation expense. We expect general and administrative expense for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008.

Restructuring. During the three-months ended September 30, 2008, we recorded a restructuring charge of $41,000 in employee severance and other related costs. Employee severance and other related costs consist of severance and other benefits resulting from our fourth quarter 2007 reduction-in-force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the three-months ended September 30, 2008 and 2007 which was allocated as follows (in thousands):

	Three-Months Ended September 30,
	2008	2007
Stock-based compensation expense:
Cost of revenue - subscriptions and support	$36	$81
Cost of revenue - service	113	147
Research and development	120	156
Sales and marketing	316	266
General and administrative	380	632

Total stock-based compensation expense	$965	$1,282

Non-Operating Income, Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Three-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(140)	$(304)	$164	53.9%
Percentage of net revenue	(0.5)%	(1.0)%
Interest income	282	683	(401)	(58.7)%
Percentage of net revenue	1.0%	2.3%
Other income (expense), net	56	(13)	69	530.8%
Percentage of net revenue	0.2%	(0.1)%
Provision for income taxes	(136)	(119)	(17)	(14.3)%
Percentage of net revenue	(0.5)%	(0.4)%

Total non-operating income	$62	$247	$(185)	(74.9)%
Percentage of net revenue	0.2%	0.8%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates.

Interest income. Interest income decreased in the three-months ended September 30, 2008 over the comparable period in 2007 due to lower interest rates and lower average cash balances during the quarter. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain cash balances to meet our loan covenant requirements.

Other income (expense), net. The increase in other income in the three-months ended September 30, 2008 was primarily due to lower net foreign exchange expense due to better results from our forward exchange hedging program. Until July 2008, we maintained our forward exchange hedging program for the U.S. Dollar (“USD”) and U.K. Pound (“GBP”) contracts, which minimized fluctuations related to changes in exchange rates. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, we incurred a one-time foreign exchange loss of $60,000 based on the spot rates used as funds were transferred between entities. This repayment of inter-company debt reduced our foreign exchange rate exposure and therefore, we had no outstanding forward currency contracts at September 30, 2008.

Provision for income taxes. The tax provision for the three-months ended September 30, 2008 was $136,000 compared to $119,000 for the three-months ended September 30, 2007. There was an approximately $50,000 increase in state taxes due to the recent change in California tax law which suspends the use of net operating loss carryforwards and limits the use of credits in the calculation of fiscal year 2008 taxes. Our effective tax rates differ from the statutory rate of 34% primarily due to the tax impact of foreign operations for which no tax benefit is provided for foreign losses, research and development tax credits, state taxes, non-deductible stock-based compensation, amortization of intangible assets and tax audit settlements. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions.

Comparison of Financial Data for the Nine-Months Ended September 30, 2008 and 2007

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the nine-months ended September 30, 2008 and 2007:

	2008	2007
Revenue:
Subscriptions and support	54.2%	51.1%
Service	26.9	27.7
License	18.9	21.2

Total revenue	100.0	100.0

Cost of revenue:
Subscriptions and support	18.8	17.3
Service	19.0	18.2
License	0.2	0.5
Amortization of intangible assets	4.6	7.2

Total cost of revenue	42.6	43.2

Gross margin	57.4	56.8

Operating expenses:
Research and development	17.2	17.7
Sales and marketing	25.9	28.8
General and administrative	14.7	16.2
Restructuring	0.2	—

Total operating expenses	58.0	62.7

Loss from operations	(0.6)	(5.9)
Other income, net	0.7	0.1

Income (loss) before provision for income taxes	0.1	(5.8)
Provision for income taxes	0.5	0.2

Net loss	(0.4)%	(6.0)%

Revenue

Revenue for the nine-months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$52,570	$45,241	$7,329	16.2%
Percentage of net revenue	54.2%	51.1%
Service	26,114	24,550	1,564	6.4%
Percentage of net revenue	26.9%	27.7%
License	18,343	18,802	(459)	(2.4)%
Percentage of net revenue	18.9%	21.2%

Total revenue	$97,027	$88,593	$8,434	9.5%

Our total revenues increased in the nine-months ended September 30, 2008 to $97.0 million from $88.6 million in the comparable period in 2007. The increase was primarily the result of growth in subscription and support revenues and growth in services revenues. We attribute the revenue growth to a number of factors, including the shift in our business focus and strategy to our on-demand offering and increased investments in our sales and marketing efforts in international markets.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the nine-months ended September 30, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$11,648	$10,878	$770	7.1%
Term license rental arrangements	5,266	3,906	1,360	34.8%
On-demand subscriptions	6,259	4,368	1,891	43.3%

Total subscriptions	23,173	19,152	4,021	21.0%
Support and maintenance	29,397	26,089	3,308	12.7%

Total subscriptions and support revenue	$52,570	$45,241	$7,329	16.2%

The increase in subscriptions and support revenue in the nine-months ended September 30, 2008 over the comparable period in 2007 was the result of increased sales from increased on-demand subscription sales to customers and from subscription and support contract sales to new and existing customers related to the SumTotal 8 Series and legacy product suites. These results reflect increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrate continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management.

Fluctuations in the components of subscriptions and support revenue were as follows:

•	the increase in hosting subscriptions revenue was the result of $0.8 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 8 Series and legacy products;

•	the increase in term license rental arrangements revenue was the result of a $1.4 million increase in contract sales to new and existing customers related to the SumTotal 8 Series and legacy products;

•

the increase in on-demand subscriptions revenue was the result of $1.9 million from increased on-demand subscription sales as new customers purchased our subscription offering rather than the perpetual products we sold historically; and

•

the increase in support maintenance revenue was the result of $3.3 million from increased contract sales to new and existing customers related to the SumTotal 8 Series and legacy products, including $0.9 million in revenue from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in subscription and support had no material effect on our revenue in the nine-months ended September 30, 2008 over the comparable period.

Service revenue. The increase in service revenue in the nine-months ended September 30, 2008 over the comparable period in 2007 was primarily due to a $1.3 million increase in consulting revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. The increase also included a $0.3 million increase from higher demand for upgrading services and from an increased number of new subscriptions and customers.

There is a continued shift from recognizing professional services revenue as the services are upfront, but are recognized as revenue ratably over the subscription service period. The subscription services are provided pursuant to customer agreements with terms typically ranging from one to three years. The revenue for professional services associated with OnDemand revenue is recognized ratably over the term of the agreement.

Price changes in service had no material effect on our revenue in the nine-months ended September 30, 2008 over the comparable period in 2007.

License revenue. The decrease in license revenue in the nine-months ended September 30, 2008 over the comparable period in 2007 was primarily due to a $6.1 million decrease in sales of our perpetual license products as new customers purchased our subscription offerings rather than the perpetual products we sold historically, which was partially offset by $5.7 million in license revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in licenses had no material effect on our revenue in the nine-months ended September 30, 2008 over the comparable period in 2007.

Geographic Region. We sell our product in three geographic regions: Americas; Europe; and Asia/Pacific. Revenues for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$75,046	$71,762	$3,284	4.6%
Percentage of net revenue	77.3%	81.0%
Other Americas	5,547	3,976	1,571	39.5%
Percentage of net revenue	5.7%	4.5%

Total Americas	80,593	75,738	4,855	6.4%
Percentage of net revenue	83.0%	85.5%
Europe	13,354	9,536	3,818	40.0%
Percentage of net revenue	13.8%	10.8%
Asia/Pacific	3,080	3,319	(239)	(7.2)%
Percentage of net revenue	3.2%	3.7%

Total revenue	$97,027	$88,593	$8,434	9.5%

The increase in total revenue for the nine-months ended September 30, 2008 over the comparable period in 2007 was primarily due to increased sales of our software products in the Americas, including $7.9 million in revenue as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue from a large sale and installation of an enterprise-wide solution for one of our global retail customers, which was partially offset by decreased license sales as we focused our sales efforts on our subscription products. Revenue in Europe increased as a result of our 2007 investment in and continued efforts towards expanding the European markets. Revenue in Asia/Pacific decreased $0.2 million primarily due to revenue recognized from one large license sale in Japan in the second quarter of 2007.

Price changes had no material effect on our revenue in any region or revenue type in the nine-months ended September 30, 2008 over the comparable period in 2007.

No customer accounted for greater than 10% of total revenue in the nine-months ended September 30, 2008 and 2007.

Cost of Revenue

The following table is a summary of cost of revenue between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$18,254	$15,295	$2,959	19.3%
Percentage of total revenue	18.8%	17.3%
Service	18,465	16,212	2,253	13.9%
Percentage of total revenue	19.0%	18.2%
License	198	417	(219)	(52.5)%
Percentage of total revenue	0.2%	0.5%
Amortization of intangible assets	4,455	6,352	(1,897)	(29.9)%
Percentage of total revenue	4.6%	7.2%

Total cost of revenue	$41,372	$38,276	$3,096	8.1%

Cost of subscriptions and support. The increase in cost of subscriptions and support for the nine-months ended September 30, 2008 over the comparable period in 2007 was primarily due to a $2.0 million increase in compensation expenses for additional employees in the U.S. and India; including $0.3 million for performance related management incentives and a $0.7 million increase in costs related to outside services needed to support our growing infrastructure. We expect cost of subscriptions and support for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008, as we support our growing customer base.

Cost of service. The increase in the cost of services for the nine-months ended September 30, 2008 over the comparable period in 2007 was partially attributable to a $0.9 million increase in employee related expenses from added headcount, and $0.9 million from an increase in cost deferrals for in-process large projects which also have not yet had corresponding revenue recognized. The remaining increase was due to $0.4 million for third-party support primarily related to international projects. We expect our cost of services for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008, while supporting the on-going business and large project orders received.

Cost of license. The decrease in the cost of services for the nine-months ended September 30, 2008 over the comparable period in 2007 is due to reduced usage of third party content preparation combined with a decrease in royalty payments. We expect the cost of license for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008.

Amortization of intangible assets. The decrease in amortization of intangible assets for the nine-months ended September 30, 2008 over the comparable period in 2007 is attributable to $0.9 million in amortization of certain intangible assets recorded from prior acquisitions which became fully amortized in 2007 and a decrease of $1.0 million in the amortization of intangible assets from prior acquisitions.

Gross Margin

The following table is the summary of gross margin between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Nine-Months Ended September 30,
	2008	2007
Gross margin
Subscriptions and support	$34,316	$29,946
Percentage of subscriptions and support revenue	65.3%	66.2%
Service	7,649	8,338
Percentage of services revenue	29.3%	34.0%
License	18,145	18,385
Percentage of license revenue	98.9%	97.8%
Amortization of intangible assets	(4,455)	(6,352)
Percentage of license revenue	(24.3)%	(33.8)%

Total gross margin	$55,655	$50,317
Percentage of net revenue	57.4%	56.8%

Gross margin percent for subscriptions and support in the nine-months ended September 30, 2008 decreased slightly over the comparable period in 2007. The decrease is attributed to a lower overall margin percent of our Total Performance product caused by additional investments in staff and support costs being made to expand the business while additional depreciation expenses were also incurred as we invested in our hosting infrastructure to satisfy the increasing demand for our OnDemand products.

Gross margin percent for services in the nine-months ended September 30, 2008 decreased over the comparable period in 2007 due to investments in additional headcount and third party support which were partially offset by the increases in service and consulting revenue.

Gross margin percent for license, exclusive of amortization of intangible assets, in the nine-months ended September 30, 2008, improved slightly over the comparable period in 2007 due to the reduced usage of third party licenses and content. Gross margin percent for license, including amortization of intangible assets improved on lower revenue due to cost reductions in license cost and a decrease in the amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$16,639	$15,697	$942	6.0%
Percentage of net revenue	17.2%	17.7%
Sales and marketing	25,128	25,557	(429)	(1.7)%
Percentage of net revenue	25.9%	28.8%
General and administrative	14,287	14,335	(48)	(0.3)%
Percentage of net revenue	14.7%	16.2%
Restructuring	163	—	163	100.0%
Percentage of net revenue	0.2%	—%

Total operating expenses	$56,217	$55,589	$628	1.1%
Percentage of net revenue	58.0%	62.7%

Research and development. The increase in research and development expense in the nine-months ended September 30, 2008 over the comparable period in 2007 was primarily due to $0.7 million in additional employee and related costs, $0.3 million in additional facility and equipment expenses related to our investment in Performance Management and on-demand subscription projects for future releases and a $0.1 million increase in stock-based compensation expense, offset by a $0.2 million decrease in travel expense. We expect research and development expense for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008, as we continue our investment in future versions of our SumTotal product series for LMS and Performance Management

Sales and marketing. The decrease in sales and marketing expense in the nine-months ended September 30, 2008 over the comparable period in 2007 was due to a decrease of $0.4 million in employee and related costs and commissions, a $0.6 million decrease in travel expense, a $0.2 million increase in other miscellaneous expenses, a $0.2 million increase in marketing programs and a $0.2 million increase in stock-based compensation expense. We expect sales and marketing expenses to increase for the remainder of 2008 to support increased sales and commissions expectations.

General and administrative. General and administrative expense remained relatively unchanged in the nine-months ended September 30, 2008 over the comparable period in 2007. There was a $0.4 million increase in expenses relating to general and administrative personnel, but such increase was offset by a $0.1 million decrease related to facility and other expenses, a $0.1 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.2 million decrease in stock-based compensation expense. We expect general and administrative expense for the remainder of 2008 to remain consistent with the three-months ended September 30, 2008.

Restructuring. During the nine-months ended September 30, 2008, we recorded a restructuring charge of $163,000 in employee severance and other related costs. Employee severance and other related costs consist of severance and other benefits resulting from our fourth quarter 2007 reduction-in-force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the nine months ended September 30, 2008 and 2007 which was allocated as follows (in thousands):

	Nine-Months Ended September 30,
	2008	2007
Stock-based compensation expense:
Cost of revenue - subscriptions and support	$179	$201
Cost of revenue - service	405	412
Research and development	488	435
Sales and marketing	1,037	798
General and administrative	1,332	1,577

Total stock-based compensation expense	$3,441	$3,423

Non-Operating Income (Expense), Net

The following table is a summary of interest expense, interest income and other expense, net (in thousands, except percentages):

	Nine-Months Ended September 30,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(540)	$(1,047)	$507	48.4%
Percentage of net revenue	(0.6)%	(1.2)%
Interest income	1,119	1,224	(105)	(8.6)%
Percentage of net revenue	1.2%	1.4%
Other income (expense), net	60	(56)	116	207.1%
Percentage of net revenue	0.1%	(0.1)%
Provision for income taxes	(504)	(190)	(314)	(165.3)%
Percentage of net revenue	(0.5)%	(0.2)%

Total non-operating income (expense)	$135	$(69)	$204	295.7%
Percentage of net revenue	0.2%	(0.1)%

Interest expense. The decrease in interest expense was attributable to lower principal balance and interest rates on our Wells Fargo Foothill credit facility. We expect this expense to continue over the term of the credit facility; however, it will vary based on the changes in the principal balance and interest rates

Interest income. Interest income decreased in the nine-months ended September 30, 2008 over the comparable period in 2007 due to higher average cash balances during the nine-months ended September 30, 2008, offset by lower interest rates during the nine-months ended September 30, 2008. We expect interest income to continue at comparable levels, subject to interest rate fluctuations, as we maintain relatively constant cash balances to meet our loan covenant requirements.

Other income (expense), net. The increase in other income in the nine-months ended September 30, 2008 was primarily due to lower net foreign exchange expense due to better results from our forward exchange hedging program. Until July 2008, we maintained our forward exchange hedging program for the USD and GBP contracts, which minimized fluctuations related to changes in exchange rates. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, we incurred a one-time foreign exchange loss of $60,000 based on the spot rates used as funds were transferred between entities. This repayment of inter-company debt reduced our foreign exchange rate exposure and therefore, we had no outstanding forward currency contracts at September 30, 2008.

Provision for income taxes. The effective tax rate for the nine-months ended September 30, 2008 was 95.45% due to our taxable income in the nine-months ended September 30, 2008 and our forecasted fiscal 2008 taxable income, partially offset by the utilization of certain federal and state net operating loss and tax credit carryforwards. Our effective tax rates differ from the statutory rate of 34% primarily due to the tax impact of foreign operations for which no tax benefit is provided for foreign losses, research and development tax credits, state taxes, non-deductible stock-based compensation, amortization of intangible assets and tax audit settlements. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions.

The increase in income tax expense in the nine-months ended September 30, 2008 over the comparable period in 2007 was due to a $0.1 million increase in federal and state alternative minimum taxes including the recent change in California tax law which suspends the use of net operating loss carryforwards and limits the use of credits in the calculation of fiscal year 2008 taxes, a $0.1 million in international taxes and a $0.1 million in additional FIN No. 48 charges related to tax positions.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity were $41.4 million of cash and cash equivalents, $6.3 million of short-term investments and a revolving credit facility with Wells Fargo Foothill pursuant to which we may borrow a maximum of $5.0 million, adjusted as described in the following paragraph, to augment the working capital requirements of the business in excess of our cash provided by operations. Our short-term investment portfolio declined from $30.1 million at December 31, 2007 to $6.3 million at September 30, 2008 primarily as a result of re-investing maturities of short-term investments during the quarter into cash and cash equivalents of higher credit quality in light of current financial markets instability.

Under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we have an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at September 30, 2008.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of approximately $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provided us with greater working capital and has been, and may be, used for general corporate purposes, to potentially repay or prepay our debt, and/or investments and acquisitions. As of September 30, 2008, there was approximately $39.9 million in debt and equity securities remaining eligible to be sold through the shelf registration statement.

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

We believe that our available cash resources, combined with cash flows generated from operations will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next year. We have borrowing capacity available to us in the form of our credit facility with Wells Fargo Foothill that expires on October 5, 2009. We may also consider raising additional capital in the public markets as a means to meet our capital needs and to invest in our business. Our future liquidity and capital requirements will depend on numerous factors, including our future revenue, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us, or at all.

Nine-months ended September 30, 2008

Net cash provided by operating activities was $8.5 million during the nine-months ended September 30, 2008. The cash provided during the period primarily relates to our collections of our trade receivables resulting in a net decrease in accounts receivable of $3.6 million and an increase in other accrued liabilities of $0.6 million. Offsetting these increases in operating cash are decreases in other accrued compensation and benefits and deferred revenue of $2.0 million and $4.7 million, respectively. The decline in accrued compensation and benefits is primarily associated with year-end sales commissions, bonuses and severance payments which were paid in the nine-months ended September 30, 2008. The decline in deferred revenue is associated with the release of deferred revenue recognized in the first quarter of 2008 principally from one large deal and in addition, seasonally lower bookings than earned revenue from deferred revenue in the third quarter of 2008. Also included in cash provided by operating activities are adjustments to net income for non-cash items which included intangible asset amortization of $4.5 million, stock-based compensation of $3.4 million and depreciation and amortization of $3.6 million.

Net cash provided by investing activities was $21.3 million in the nine-months ended September 30, 2008. The cash provided during the period primarily relates to short-term investment maturities of $34.2 million in the nine-months ended September 30, 2008, which was partially offset by purchases of $10.2 million of short-term investments and $2.7 million in purchases of property and equipment to increase our infrastructure. At September 30, 2008, short-term investments had a carrying value of $6.3 million.

Net cash used by financing activities includes a repayment of indebtedness under the Wells Fargo Foothill credit facility of $3.3 million, a payment of $0.9 million for notes payable related to our settlement with IpLearn and $3.8 million for purchases of treasury stock. Offsetting these uses was $0.8 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options.

Commitments

Future payments under operating lease obligations at September 30, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$11,210	$601	$2,945	$2,103	$1,796	$1,807	$1,958

On February 14, 2008, we entered into an amendment of our lease for the Bellevue, Washington facility which will extend the lease for an additional five years after the original lease expiration date of December 31, 2008. Included in the table above are aggregate base rent payments of approximately $7.1 million for the five year period ended December 31, 2013. On September 11, 2008, we entered into a new facility lease agreement for our Gainesville, Florida location with an estimated rent commencement date of April 1, 2009. The total base rent payments over the five year period ended March 31, 2014 are approximately $1.6 million and are included in the table above.

In connection with the MindSolve acquisition in November 2006, we have a contractual commitment to make change of control payments to certain employees of MindSolve who are now our employees. These contractual change of control payments and are being expensed ratably over the contractual performance period. Total remaining future obligations amount to $588,000 and are scheduled to be paid in the fourth quarter of 2008.

Contingencies

In the event of a change of control and the subsequent termination of any of our Section 16 officers in a manner defined in the agreement as a termination event, we will be obligated to pay the officer certain compensation and benefits. If a termination event occurs, an officer would be entitled to one year of the officer’s base salary to be paid over a one year period. The officer will also be entitled to other benefits as described in Article III of our Amended and Restated Change of Control Agreement. In addition to this change of control agreement, the terms of our Senior Vice President, Field Operations’ employment offer letter provides that if his employment is terminated prior to December 31, 2008, other than for cause or good reason, he would be entitled to be paid his base salary for the remainder of 2008, a pro rata portion of his annual bonus and other benefits as described in his offer letter.

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

Equity Incentive Awards

Our equity incentive plan is a key component of the compensation package we provide to attract and retain talented employees and we believe equity awards, such as stock options and other equity grants, provide our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may be lower than the exercise price of options held by some of our employees or the value of our common stock may decline from the value of such stock at the time of grant of other equity awards. Additionally, the effectiveness of our equity incentive plan may be adversely impacted. For example, at September 30, 2008, 60% of our outstanding stock options had exercise prices in excess of the current market price of our common stock.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of September 30, 2008 and December 31, 2007.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless SumTotal Systems elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, SumTotal Systems entered into an amendment of its credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization, as defined in the agreement. On August 26, 2008, we entered into an amendment of our credit facility to remove the contractual 6% minimum rate. We agreed to perform an initial transfer of $25.0 million to a Wells Fargo investment account, and maintain at least 50% of our total aggregate amount of invested cash and cash equivalents at all times thereafter until the loan is fully repaid. As of September 30, 2008, our interest rate under the credit facility was a LIBOR rate of 2.7875% plus 2%, resulting in a total calculated interest rate of 4.7875%. If market interest rates were to increase immediately and uniform by 10% from current levels at September 30, 2008, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three-months and nine-months ended September 30, 2008, international revenue from our foreign subsidiaries accounted for approximately 22% and 23% of total revenue, respectively, up from 16% and 19% in the comparable periods in 2007, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. In August 2008, as a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S., which reduced our foreign exchange rate exposure, we did not have any forward currency contracts at September 30, 2008.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive income for the three-months and nine-months ended September 30, 2008 was a foreign translation loss of $212,000 and a loss of $484,000, respectively, as compared to a foreign translation loss of $8,000 and a loss of $4,000, in the comparable prior year periods, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent development solutions, the recently introduced SumTotal 8 Series, as well as our predecessor products and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. Although we were profitable for the first quarter of 2008, historically, we have not been profitable under accounting principles generally accepted in the U.S. (“GAAP”) and may not consistently achieve or sustain GAAP profitability. If we fail to generate adequate revenue from the SumTotal 8 Series, predecessor products and related services, we will continue to incur losses.

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

Adverse economic conditions, including reduced information technology spending or increased unemployment, or a reduction in corporate confidence in the economy may adversely impact our business, operating results and financial condition.

Our business depends on the overall demand for learning, performance and talent development systems solutions, and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. To the extent that corporate spending in general or the budgets for technology spending are reduced, demand for our products and services will also decrease. Furthermore, the market for our products and services may be disproportionately affected by a weakening or a decline in corporate confidence, in the economy in general or in the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their learning, performance, and talent development systems a priority. In addition, any adverse financial or economic impact on our customers may impact their ability to pay timely, or result in their inability to pay, the amounts owed for work or services contractually agreed to or previously provided to the customer. Weak economic conditions, reduced corporate confidence in the economy or a reduction in information technology spending even if economic conditions remain stable, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices, or possible delays or cancellations of purchases, for our products and services, reduced sales and possible delays in payment of, or inability to pay, amounts owed to the Company.

If we fail to manage successfully our product transition, adapt to rapidly changing technology and evolving industry standards, or deploy upgrades to our products successfully and on a timely basis, our business and financial results will be harmed.

The learning, performance and talent development markets are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Additionally, although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, specific operating systems, or other combinations of licensed software, there may be existing or future platforms or user interfaces that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Our success depends on our ability to adapt to a rapidly changing landscape, to offer new products and services to address our customers’ changing demands and to develop and maintain consistent software product performance characteristics across different combinations of licensed software. We may also experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services, which may harm our ability to attract new customers and retain existing customers.

Since the formation of SumTotal Systems in 2004, we have introduced major product upgrades in December 2004, April 2005, June 2006, December 2006, and June 2007. In addition, in June 2008, we released SumTotal 8 Series and plan to launch subsequent product upgrades and releases. We face numerous risks relating to product transitions and introductions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new products or upgrades. Due to the product transition, we may be unable to forecast revenue from product sales and related services accurately, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to market and sell the product successfully, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; Gainesville, Florida; and Hyderabad, India. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed. If we fail to manage the transition to new product offerings successfully, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	our increased focus on offering our products as on-demand subscriptions;

•	our ability to meet customer project milestones;

•	market acceptance of our products and services, especially the SumTotal 8 Series and predecessor products, related services and our on-demand subscriptions;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	the timing of revenue and expense recognition, including the recognition of a significant portion of revenue or expenses in a single quarter from large and/or long-term contracts;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets;

•	our ability to execute on our strategy and operating plans; and

•	general economic and business conditions of our industry and industries of our customers.

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

Our success depends to a significant degree on the performance of the senior management team and other key employees, and there is no guarantee that such officers or key employees will remain employed with us. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance. In October 2008, we announced that Donald E. Fowler, our Chief Executive Officer, would be retiring and that Arun Chandra would be starting as Chief Executive Officer in November 2008. As a result of the departure of any of our key employees, including the retirement of Mr. Fowler, there is a risk that we would be unable to manage effectively the Company and successfully meet operational and other challenges, which could harm our business. If our senior management team, including Mr. Chandra and any other new hires, fail to work effectively together and execute the Company’s plans and strategies, our business could be harmed.

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

We use licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning, performance, and talent development solutions until equivalent technology, if available, is identified, licensed and integrated.

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

We host certain of our customers’ learning, performance, and talent development software implementations and provide access to that software using the Internet and also use the Internet to deliver our on-demand subscription services to our customers. Computer viruses could be introduced into our systems or those of our customers which could disrupt the operation of our hosting systems or make them inaccessible to users. We also depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

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

With the exception of our Mountain View facility, which is the central location for our critical business applications and our headquarters, our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations, including software solutions we host for some of our customers, depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. For instance, a number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains, or in Hyderabad, India where the infrastructure is not as robust as in the United States. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading us to pay service level credits or customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in the price of our common stock.

The learning, performance and talent development systems market is highly competitive, and we may be unable to compete successfully.

The market for our products and services is intensely competitive, dynamic and subject to rapid technology change. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of learning, performance and talent development systems;

•	providers of other learning, performance and talent development systems solutions;

•	vendors of other enterprise software applications that are beginning to offer products with learning, performance and talent development functionality;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

Additionally, companies may choose to develop their own learning, performance, and talent development software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the learning, performance and talent development systems market, and we expect the intensity of competition to increase in the future. Additionally, some of our existing and potential competitors, such as Oracle Corporation and SAP AG, have longer operating histories and significantly greater financial, technical, marketing and other resources. These companies not only have more resources to develop their own products and technologies internally but can also use such resources to acquire competing products and technologies through acquisitions or other strategic transactions and quickly enter the learning, performance and talent development market and compete with us on both product offerings and pricing. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

Our core offering, the SumTotal 8 Series and predecessor products, integrates solutions addressing the learning management, performance management and compensation management segments of our market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Additionally, we had limited experience competing in the performance management space prior to our acquisition of MindSolve and now face new and different competitors with more experience selling and delivering performance management software and services. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 8 Series and predecessor products. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire learning, performance, and talent development market, or selling to customers who only need solutions in a specific segment.

The learning, performance and talent development systems software markets may not grow to a sufficient size or at a sufficient rate to sustain our business.

Corporate training and education historically have been conducted primarily through classroom instruction and performance management solutions have traditionally been done using paper-based systems, desktop applications, spreadsheets, classroom settings, and human resource management systems. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success depends on the extent to which companies implement learning, performance and talent development software solutions for the design, development, delivery and management of their corporate learning needs and performance management solutions for rating, reviewing, evaluating, developing and compensating individuals.

Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement learning, performance and talent development software solutions or performance management solutions, they may still choose to develop such solutions internally. If the use of learning, performance and talent development software does not become widespread, or if companies choose to develop such software or solutions internally rather than acquiring them from third parties, then our learning, performance and talent development software and solutions will not be commercially successful.

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

Our efforts in Hyderabad are subject to a number of risks inherent in international operations. However, certain risks are particularly acute in India, such as:

•	employee turnover;

•	increasing salaries;

•	increasing tax rates;

•	increased expenses due to fluctuations in currency exchange rates; and

•	less reliable infrastructure.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in our operating results;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts;

•	changes in conditions or trends in the learning, performance, and talent development market;

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

Our credit facility with Wells Fargo Foothill requires compliance with certain restrictive covenants. These covenants include, but are not limited to, earnings before interest, taxes, depreciation and amortization levels, leverage ratios, and restrictions related to capital expenditures, indebtedness, distributions, investments and changes of control. If we breach any of these covenants, Wells Fargo Foothill could demand repayment of the outstanding debt, which as of September 30, 2008 was approximately $5.5 million. These covenants may adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities. As a result of the credit facility, we may have more debt than some of our competitors, which could place us at a competitive disadvantage and make us more susceptible to downturns in our business in the event our cash flow is not sufficient to cover our debt service requirements. Even if we repay the debt, the credit facility provides for penalties for making pre-payments that would otherwise save us substantial future interest payments. The forced premature repayment of the loan would reduce our cash position. Each of these risks may cause concern among our customers or investors and therefore cause a decrease in our revenue or the price of our common stock.

We may need additional financing in the future, which we may be unable to obtain on favorable terms or at all.

Even though in the second quarter of 2007 we closed on a registered direct offering of our common stock, raising over $32 million after fees and expenses, if our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. Further, it may be more difficult to obtain additional financing because of our credit facility. Further, our ability to utilize our Revolver credit facility expires on October 5, 2009. Unless waived by Wells Fargo Foothill, upon the sale or issuance by us of any shares of our capital stock, the credit facility requires us to prepay the outstanding principal amount of the term loan in an amount equal to 75% of the proceeds received by us in connection with such sale. If we do sell or issue additional shares of our capital stock, we may be able to obtain a waiver from Wells Fargo Foothill. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, or we are not able to obtain a waiver from Wells Fargo Foothill, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

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

The insolvency or failure of any of the financial institutions which holds our cash, cash equivalents and short-term investments could have a material adverse affect on our financial condition.

Our cash, cash equivalents and short-term investments, which collectively totaled approximately $47.8 million as of September 30, 2008, are deposited with several financial institutions, which, at times, may exceed federally insured limits. If any of such financial institutions were to become insolvent or unable to satisfy its obligations to us, such insolvency or failure could materially adversely affect our financial condition.

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

Finally, a sustained decline in our stock price could help trigger an impairment analysis for the value of our goodwill and intangible assets, which then might result in an impairment based not only on stock price but other factors. The carrying value of our goodwill and intangible assets on September 30, 2008 was $68.5 million and $8.5 million, respectively.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and income taxes, could cause us to recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with the accounting rules and guidance provided by AICPA and FASB, these bodies continue to issue implementation guidelines for their standards and the accounting profession continues to discuss a wide range of potential interpretations of such rules and guidance. Additional implementation guidelines, and changes in interpretations of such guidelines, including the possible adoption of international financial reporting standards, could lead to unanticipated changes in our current revenue and accounting practices that could cause us to recognize lower revenue or increased expenses. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, foreign taxes, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. If our determination of these matters is subsequently changed or updated, such changes or updates could result in an adverse impact on our financial statements.

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

As of December 31, 2007, we had federal and state NOL and research and development tax credit carryforwards available to offset future taxable income and future income taxes. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions and changes to federal and state law with respect to the use of NOLs. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

In light of recent terrorist activity, political and military instability, and existing and possible United States military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and compete effectively in the learning, performance, and talent development markets. Such consequences may lead to a decrease in demand for our products and services and as a result our stock price may suffer.

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

Purchases of Equity Securities. On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at our discretion. As of September 30, 2008, we have purchased 1,494,507 shares of common stock for an aggregate cost of approximately $7.2 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in thousands)
Through June 30, 2008	1,162,314	$4.90	1,162,314	$9,310
July 1-31, 2008	—	—	—	9,310
August 1-31, 2008	139,582	4.39	139,582	8,697
September 1-30, 2008	192,611	4.66	192,611	7,800

Total	1,494,507	$4.82	1,494,507	$7,800

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

10.1*	Independent Contractor Agreement between SumTotal Systems, Inc. and Erika Rottenberg dated August 5, 2008

10.2*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registration Statement on Form S-8 (No. 333-152687))

10.3	Waiver and Sixth Amendment to Credit Agreement dated August 26, 2008 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

November 5, 2008	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 6, 2007)

4.1	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.2	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated November 15, 2001)

4.3	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors (incorporated by reference to Click2learn’s Current Report on Form 8-K dated June 20, 2003)

10.1*	Independent Contractor Agreement between SumTotal Systems, Inc. and Erika Rottenberg dated August 5, 2008

10.2*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registration Statement on Form S-8 (No. 333-152687))

10.3	Waiver and Sixth Amendment to Credit Agreement dated August 26, 2008 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.