Form 10-K
period 2008-12-31
SUMTOTAL SYSTEMS INC
filed 2009-03-11
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2008, on the Nasdaq Stock Market LLC (“Nasdaq”) of $4.67 per share, was approximately $146.9 million. For the purpose of the foregoing computation, only the directors and executive officers of the registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 1, 2009 was 31,583,020 shares.

Document incorporated by reference

As noted herein, the information called for by Part III of this Annual Report on Form 10-K is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be filed in conjunction with the registrant’s 2009 Annual Meeting of Stockholders, scheduled to be held on June 12, 2009, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2008 (the “2009 Proxy Statement”). Only those portions of the 2009 Proxy Statement which specifically address the items required to be set forth herein are incorporated by reference.

SUMTOTAL SYSTEMS, INC.

FORM 10–K

For the Year Ended December 31, 2008

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements may be identified by the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product and solution launches; marketing statements; industry leadership; internal controls and procedures; statements about our products and solutions, SumTotal 8 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Annual Report on Form 10-K and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.	BUSINESS

We maintain our executive offices and principal facilities at 1808 North Shoreline Boulevard, Mountain View, California 94043. Our telephone number is (650) 934-9500 and we maintain a website at www.sumtotalsystems.com. Investors can obtain copies of our Securities and Exchange Commission (“SEC”) filings from our web site free of charge, as soon as reasonably practicable following such reports being filed or furnished with the SEC. Investors may also obtain such reports free of charge from the SEC website at www.sec.gov. In addition, our charter documents, as well as the “Code of Ethics for our Chief Executive Officer, Senior Financial Officers, Other Senior Executive Officers and the Board of Directors” and “Reporting Hotline Policy for the Anonymous Reporting, Receipt, Treatment and Retention of Concerns to our SumTotal Systems, Inc. Board of Directors’ Audit Committee Members or Executive Staff” are posted on our website. We intend to post any amendments or waivers to our Code of Ethics on our website.

Background

We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984, and since our incorporation have developed, marketed and sold a wide range of software solutions. In 1995, we focused our business on the enterprise learning market and created our first learning management system (“LMS”) in 1997. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc. (“Click2learn”).

On March 18, 2004, we merged with Docent, Inc. (“Docent”), a public company listed on Nasdaq, to form SumTotal Systems, Inc. (“SumTotal”, “SumTotal Systems” or “the Company”). For accounting purposes, the merger was treated as an acquisition by Click2learn of Docent. We acquired Pathlore Software Corporation (“Pathlore”), a privately held provider of LMS, on October 4, 2005. Expanding our focus to the broader talent management market, we acquired MindSolve Technologies, Inc. (“MindSolve”), a privately held provider of performance management software, on November 14, 2006.

Company Overview

We are a global provider of learning, performance, and talent development solutions. Our offerings include learning, performance, and compensation management software and services. Our markets are worldwide and include a broad range of industries. Our solutions automate the talent development processes within organizations, including aligning the individual’s goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning, and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a subscription or perpetual license basis. Our solutions can be provided on an on-demand basis or deployed at the customer’s site. We have more than 1,500 customers and 18 million users worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services, and utilities.

Over the past 12 months, we continued to execute against our growth strategy despite the downturn in the global and domestic economy. Highlights with respect to operations include:

•	expansion of our software-as-a-service (“SaaS”) subscriptions business with both new and existing customers;

•	deeper advancement into the large enterprise market;

•	doubling of our performance management bookings year-over-year;

•	steady international expansion, including addition of new businesses in Europe, Asia, and Latin America; and

•	continued solution evolution with the release of SumTotal Talent Development Suite Version 8.

We are positioned in the Leaders Quadrant by Gartner, Inc. in the “2008 Magic Quadrant for Corporate Learning Systems”. Additionally, we are recognized as a Leader in the 2008 Forrester Wave: “Enterprise Learning Management Suites”. We were also named to the Deloitte 2008 Technology Fast 500, a ranking of the 500 fastest growing technology, media, telecommunications, and life sciences companies in North America. The Deloitte Technology Fast 500 rankings are based on percentage of fiscal year revenue growth over five years, from 2003 to 2007, during which time our revenue grew by 313%.

Industry Overview

Talent Development Market Drivers

Human capital is critical to the success of any organization. In order to operate and compete effectively, organizations need to increase employee productivity through automated and integrated learning, performance, and compensation management solutions. We define these functions as talent development. The goal of talent development is to ensure that employees have optimum skills and competencies to achieve the organization’s business objectives.

Challenges that impact successful talent development in today’s market include:

•

Changing workforce demographics. As the population ages in the United States (“U.S.”), the potential shortfall of qualified workers has become a top concern for executives. In October 2006, The Economist estimated that America’s 500 leading companies will lose approximately 50% of their senior managers over the next five years. In addition, the publication predicted that Japan, the second largest economy in the world, would face a 14% decrease in the number of its workers aged 15 to 64 by 2025. Because of this demographic shift, talent development solutions are becoming increasingly important to retain workers longer, while simultaneously helping to attract the best new candidates and ensure that knowledge and experience are transferred throughout the organization;

•

Competing in the global economy. As organizations compete globally, they are increasingly tasked to ensure the alignment of individual goals and the development of skills to meet organizational objectives, regardless of location, language, or time-zone;

•

Managing the extended enterprise. As organizations rely more on channel networks and partners to market and sell their products and services, they face a greater imperative to disseminate information and standardize training quickly and broadly, both inside and outside the organization, in order to achieve business success; and

•

Regulatory and compliance requirements. Legislation and regulations, such as the Sarbanes-Oxley Act and Food and Drug Administration requirements, as well as an organization’s internal policies, drive the need to develop, certify, and track the knowledge and procedures of individuals more effectively throughout the business system.

Traditional Approaches

Traditionally, organizations use paper-based systems, desktop applications, spreadsheets, and human resource management systems (“HRMS”) to address their talent development needs. For example, organizations communicate goals through memos and email; they manage performance appraisals using word processing programs; they register students for training and track completions using spreadsheets; they train individuals in a classroom setting; and they use handwritten notes for succession planning. In these examples, it is impossible to obtain a single, integrated view of an employee’s goals, performance appraisals, training, and succession plans. In addition, these traditional approaches are inefficient, costly, and lack in the sophistication and specialized functionality required to provide an organization with a competitive advantage in today’s market. Traditional approaches often prevent organizations from realizing the benefits of a holistic view of an individual, from goal-setting through succession planning.

Learning, Performance, and Talent Development Solutions

To meet today’s talent development challenges, organizations can benefit from implementing technology solutions that manage and automate critical talent development processes. Talent development solutions help companies and government agencies around the world achieve measurable improvements in business results across such vital areas as sales, operations, manufacturing, support, finance and marketing. Through strategic and effective talent development, we believe that organizations can achieve superior business results by optimizing talent within organizations, as well as within their extended enterprise of partners and channels. Talent development solutions enable organizations to train individuals to perform their jobs more efficiently or develop skills for future job opportunities, incentivize individuals based on performance, retain talent through performance-based promotions, and ensure that compliance requirements are followed.

A Learning Management System (“LMS”) is key to the talent development solution. With an LMS, organizations can work to maximize the productivity of their individuals. An LMS, also known as an eLearning system, is defined as a system that enables the automation and management of activities related to providing classroom-based training and Web-based training, including content creation, facilities and instructor management, student management, and compliance and certification tracking. With LMS solutions, organizations can address one or more of the following business challenges:

•	new employee training;

•	new product launch education;

•	partner training;

•	sales channel effectiveness;

•	certification and regulatory compliance;

•	Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”);

•	customer service and call center improvement; and

•	organizational development and corporate university education.

By addressing these challenges, organizations can achieve a substantial return on investment.

An employee performance management system is also central to the talent development solution and represents one of the fastest growing markets within enterprise software. Organizations now face major demographic changes that affect the workforce. Likewise, they have growing needs for specialized skills, and they struggle to recruit and maintain employees. Thus, companies have an increased need to track employee performance. With an employee performance management system in use, organizations gain a centralized platform for maintaining, tracking, and evaluating employee performance data. Additionally, organizations can improve their efficiency and effectiveness and reduce significant risks across many areas affecting their workforces by leveraging the ability to:

•	align individual goals with corporate strategy;

•	automate performance appraisal processes to save time and increase the quality of performance reviews;

•	diagnose employee skills gaps and provide actionable development plans that improve performance;

•	align employee compensation directly with individual performance;

•	reduce employee turnover by providing employees with more engaged and systematic feedback processes, tracking career planning, and creating succession plans; and

•

reduce flight risk and productivity decreases by providing succession planning tools that identify key positions across an organization, pinpoint the criticality of losing specific employees, and determine how prepared an organization is to manage those positions.

Market Opportunity

According to a 2008 report by independent research firm Bersin and Associates, the strategic Human Capital Management (“HCM”) segment of the Human Capital Management Systems sector (which includes the markets for e-recruitment, learning management, performance management, and compensation management applications) is estimated at $2 billion for 2007 and is expected to grow by approximately 20% annually. The most mature markets—learning management and recruitment management—are expected to achieve modest growth at 17% and 15%, respectively. This growth is expected to stem from upgrades and replacement opportunities. The market for compensation management will be fueled by manager-focused, pay-for-performance opportunities and is projected to grow at 18%. The fastest-growing market is performance management, which includes applications for career and succession management, and is increasing by approximately 30% per year.

Our Solutions

As the leader in talent development solutions, we have a proven record in helping companies to align their organizational strategies, engage employees through coaching and development, identify and retain critical employees, and ultimately improve the performance of the entire workforce. Our experience with 18 million users from more than 1,500 customers of all sizes and from all industries has earned us valuable insight. In turn, that insight helps us consistently deliver flexible and extensible solutions that maximize employee value.

Now, offering the industry’s best-of-breed, unified talent development solution, the SumTotal Unified Talent Development Suite, we help customers focus on making their businesses better by making their employees better. Unlike other solutions, the SumTotal Unified Talent Development Suite scales to match growing business complexity and transactions. Ultimately, customers get a powerful solution that grows seamlessly with them—so they can address their talent development needs today and into the future.

While employees are a business’s single biggest corporate asset, they are also likely to be its single greatest cost. As such, a company’s ability to derive the most value from its workforce is critical to its success. With the help of the SumTotal Unified Talent Development Suite, the task of optimizing employee value has become easier. By combining the power of our learning, performance, and compensation management systems, the SumTotal Unified Talent Development Suite enables customers to not only assess employees, but also translate those assessments into actionable talent development plans. At the same time, customers can ensure fair, merit-based compensation based on employee performance ratings.

The SumTotal Unified Talent Development Suite includes these components:

•	Learning Management System;

•	Learning Content Management;

•	Performance & Goals Management;

•	Career & Succession Planning; and

•	Compensation Management.

We offer flexible deployment models that allow customers to choose between our fast growing on-demand, hosted, or on-premise implementations. As a result, they can address their unique business needs while gaining the flexibility to seamlessly migrate between choices to adapt to company growth.

Our talent development solutions provide the following key benefits:

•

More executable business strategy through improved goal alignment. Using our Unified Talent Development Suite, our customers are able to improve employee productivity by aligning individual goals with business objectives. Customers are also able to better engage their employees by presenting clear career paths. Moreover, they can develop their employees by working to fill the skills gaps identified during performance reviews. By aligning, engaging, and developing employees, companies not only prepare them to be successful in their next-level jobs, but they also reduce costly turnover through improved employee retention;

•

Reduced cost of compliance. Many of our customers participate in regulated industries. Using our talent development solutions, these customers become better poised to save millions of dollars annually by avoiding regulatory fines, minimizing risk of litigation, and eliminating the costly manual processes involved in preparing audit reports. Our solutions enable compliance officers to measure training compliance, thereby saving their companies from many fees and penalties associated with non-compliance;

•

Increased revenue with improved sales force effectiveness. Compared to traditional classroom training, our solutions enable customers to achieve faster time-to-market, thereby enhancing their sales force readiness. For example, a global organization can simultaneously train all of its employees on a new product days before market introduction, whereas traditional approaches, using worldwide classroom training, would take considerably longer;

•

Reduced costs through improved organizational productivity. Organizations can reduce the time and resources required to track and manage processes related to goal setting, performance reviews, training schedules and registrations, succession planning, and compensation adjustments. As a result, they can dramatically reduce administrative overhead, travel, and distribution costs related to training; and

•

Performance-driven culture. Using our unified performance and compensation management solutions, customers are able to align individual and organizational goals, thereby ensuring that all employees are working toward the same objectives. As a result, customers can reduce inefficiencies and improve productivity. They are also able to foster performance-driven cultures by offering fair, equitable, and merit-based compensation, which works to eliminate bias, raise morale, and motivate top performers to stay with the organization.

Our Strengths

The strengths of our business include:

•

Market share leader in LMS. We are the global market share leader for LMS based on revenue, according to a 2007 report from Bersin & Associates. We believe our market position and brand recognition enhance our ability to be included in competitive selection processes, while our large customer base enhances our reputation among potential customers;

•

Global footprint. We have a global presence, and our solutions support global operations. Our scalable solutions have been implemented at many of the world’s largest organizations. We believe our global footprint provides a competitive advantage in selling to large, multi-national, multi-lingual organizations that have worldwide locations and needs;

•

Vertical market focus. We have Fortune 500 customers in numerous vertical markets. Each vertical market into which LMS and talent management solutions is sold has its own needs, which we diligently address. For example, we have optimized our solutions for customers in the retail industry to operate in stores where point of sales operations constrain Internet bandwidth during business hours, and new hire training is critical as annual employee turnover may exceed 100%. Our sales force is organized by vertical markets such as education, energy, financial services, government, healthcare, manufacturing, retail, services, and utilities. We believe this industry-focused approach gives us a competitive advantage because our sales force better understands each organization’s business;

•

Robust product functionality. We have developed a feature-rich solution suite with the flexibility to provide a low total cost of ownership (“TCO”) for both large and small organizations. Our solution has a high degree of functionality, including reporting capabilities and configurability, along with vertical industry functionality that provides a greater return on investment; and

•

Channel partners. We have developed strong relationships with some of the largest human resource outsourcing companies (“HRO”), who purchase our solutions and install them as part of larger software implementations. Where customers choose to outsource their talent development needs to an HRO, our relationships allow us to acquire customers we may not have otherwise been able to reach.

Our Strategy

Our growth strategy is focused on the following objectives:

•

Continue to grow the core LMS business. Our focus is on expanding our growth within our large installed customer base, acquiring new customers, increasing our international sales, and penetrating the small and medium business (“SMB”) market. We plan to:

•

Further penetrate our customer base. While some of our implementations are enterprise-wide, many customers have implemented our solutions only in selected divisions or locations. Opportunities exist to further penetrate our customer base by selling additional licenses and modules throughout these customers’ organizations and beyond to their extended organizations;

•

Acquire new enterprise customers. We believe enterprises will increasingly standardize on one LMS platform, and that we will be able to leverage our position as a leading worldwide LMS vendor to effectively compete for new enterprise customers;

•

Expand internationally. While we have customers spread geographically across the Americas, Europe, the Middle East and Africa, and Asia/Pacific, we believe the market outside the United States for LMS solutions remains under-penetrated. As a result, we have taken a number of steps to strengthen our international infrastructure, including strategically increasing the number of international employees and partners. We believe this will result in increased sales to international customers; and

•	Grow SMB customer base. We continue to enhance our software-as-a-service (“SaaS”) solution, which we believe enables us to better serve potential customers in the SMB market.

•

Expand our performance management and compensation management customer base. As noted above, we believe that performance management is the fastest growing segment within the talent development market. We recently launched several enhancements to our performance management solution and continue to aggressively grow the business. In 2008, we received positive reviews from industry analysts and continue to be recognized for our patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals. We believe that our strong performance management solution positions us well to drive growth through cross-selling our LMS customers and acquiring new customers;

•

Expand our talent development offerings. Our LMS customer base provides us with a broad reach within the larger talent development market. Through acquisition, product development, and partnerships, we expect to further expand our solution offerings in talent development; and

•

Generate partner leverage. We intend to pursue opportunities to add additional partners who will embed our solutions in their broader offerings. Potential partners include HROs, human resource consulting organizations, Original Equipment Manufacturers (“OEM”s), and other software companies.

Solutions and Services

We are a global provider of talent development solutions comprised of learning, performance, and compensation management systems. With the SumTotal Unified Talent Development Suite, we provide organizations with a single solution for managing all of their talent development needs—from goal setting to employee training and development, to pay-for-performance, to career development. Our unified offering enables employees, managers, and human resources personnel to better manage performance objectives, conduct training, measure progress, and plan and set compensation, tasks which we believe will improve productivity and increase revenue and profitability. Furthermore, organizations can report, measure, and analyze the impact of talent on desired business results while effectively managing performance.

Our customer base is rapidly growing for our on-demand solution, ResultsOnDemand®, which enables organizations to make a low up-front investment, achieve faster implementation of a solution that grows with the organization, and obtain a low TCO that reduces or eliminates the cost of application management. ResultsOnDemand operates in a segmented multiple-customer, or multi-tenant, environment, with bundled services that reduce the technical and functional administration usually associated with on-premise or hosted applications. With ResultsOnDemand, customers gain a personalized solution that includes their own branded interfaces, configured emails and notifications, and tailored reports. The solutions encompassed within the SumTotal Unified Talent Development Suite are available as hosted, on-demand or premise solutions.

SumTotal Unified Talent Development Suite

With the combined power of our learning, performance, compensation management, and learning content management systems, the SumTotal Unified Talent Development Suite automates and integrates learning and performance management to increase workforce productivity and drive business results on a daily basis. The suite reflects our proven record in helping companies to align their organizational strategies, engage employees through coaching and development, identify and retain critical employees, and ultimately improve the performance of the entire workforce. Incorporating the best-of-breed functionality of many our solutions, our SumTotal Unified Talent Development Suite enables a company to not only assess employees, but also translate those assessments into actionable talent development plans. At the same time, the company can ensure fair, merit-based compensation based on employee performance ratings.

The SumTotal Unified Talent Development suite is an open, flexible, and scalable Web-based system that is configurable to the unique and changing needs of our customers. It enables competency-based, collaborative development of learning content, so competency gaps become actionable. With easy-to-use, scalable, built-in reports, along with features for the rapid creation of customized reports, it delivers powerful analytics capabilities that enable better visibility into business processes. The Unified Talent Development Suite is a global platform and is available in up to 20 languages.

The SumTotal Unified Talent Development Suite can also be integrated with other enterprise applications, including systems for ERP, supply chain and customer relationship management, human resources, e-commerce, and financial management. The suite is comprised of the following key modules:

•

ResultsOnDemand®—Learning and TotalLMS™. ResultsOnDemand Learning is our rapidly growing on-demand deployment option for the best-in-class LMS. TotalLMS is the on-premise LMS option for customers that prefer to have the flexibility of a solution inside their own firewalls, where they manage learners, content, and resources. Both deployment models enable organizations to centrally prescribe personalized training to individuals while segmenting functionality and data based on organizational structures such as location, department, or customer. Individuals can undergo training through a variety of methods, including self-paced Web-based, live interactive Web-based, instructor-led, on-the-job, seminars, mentoring, and written documentation;

•

ResultsOnDemand®—Performance and TotalPerformance™. ResultsOnDemand Performance is our rapidly growing on-demand deployment option for the best-in-class performance management solution. TotalPerformance is the on-premise option for customers that prefer the flexibility of a solution inside their own firewalls. Both deployment models enable organizations to establish and communicate critical corporate goals, measure performance, and ensure that individuals and groups at all levels of the organization are aligned with business objectives. In addition, ResultsOnDemand and TotalPerformance both provide organizations with the ability to manage talent strategically and plan for employee succession, career development, and organizational workforce needs. Both solutions also include patented technology that provides, among other things, an intuitive graphical interface for rating and reviewing individuals;

•

ResultsOnDemand®—Compensation and TotalCompensation™. ResultsOnDemand Compensation is our rapidly growing on-demand deployment option for the best-in-class compensation management solution. TotalCompensation is the on-premise option for customers that prefer the flexibility of a solution inside their own firewalls. Both deployment options enable organizations to manage and adjust employee compensation based on performance evaluations, competency ratings, and other factors. Managers and human resources professionals alike gain the ability to adjust base salary, bonuses, cost of living, stock options, and other compensation variables;

•

TotalAccess™. TotalAccess is a desktop module that provides a comprehensive, online learning environment without requiring a connection to the network. Users can access their learning offline through one-click downloads to their personal computers, and, when re-connected, perform one-click uploads to the server;

•

TotalLCMS™. TotalLCMS is a Web-based module for training and simulation that enables team-based content creation, authoring, and collaborative development for instructional designers, subject matter experts, project managers, and reviewers;

•

TotalVersioning™. TotalVersioning is a module that automates the process of managing and tracking multiple versions of a learning activity. The module also produces complete sets of reports for compliance management;

•

TotalCollaboration™. TotalCollaboration is a collaborative, informal learning module that allows companies to unlock the tacit knowledge within their organizations and augment formal learning methodologies. The module provides an interactive forum where employees can obtain immediate information from experts via threaded discussions, and where organizations can capture information for future reference, thereby enhancing their employee productivity and knowledge base; and

•

TotalInformation™. TotalInformation is a module that allows organizations to extend the learning experience beyond formal courseware to include informal content and information. Individuals can use this module to quickly search, browse, and access informal content such as documents, job-aids, and video.

ToolBook Solution

Our ToolBook® Instructor and ToolBook Assistant enterprise learning content creation solutions are targeted at small teams and individual authors who require a robust, desktop instructional-design capability. These solutions enable customers to create their own media-rich, interactive learning content for deployment on TotalLMS, other standards-compliant learning management systems, or CD-ROMs. ToolBook Instructor, targeted at professional software developers, is a multimedia development system for creating sophisticated applications and simulations. ToolBook Assistant, targeted at learning professionals and content experts, is an easy-to-use authoring product that automates much of the process of developing learning applications. Both solutions are licensed on a per-copy, perpetual basis.

Services

We complement our product solutions with a range of services that enable organizations to implement, evaluate, and maintain their enterprise talent development, learning, and performance management solutions. We typically bill our customers for these services on a time and materials basis or via a fixed fee package. Some services related to set-up, technical support and hosting are bundled as part of our SaaS solutions.

Our service offerings include:

•

Professional services. Our range of professional services includes needs assessment, application and best practices consulting, business consulting, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration, and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts;

•

Technical support. We provide global customer support before, during, and after installation of our software solutions. Assistance in the use of our solutions is available from technical support engineers by domestic and international e-mail and telephone, or through our self-service knowledge base. Support is typically provided on an annual contract basis, which includes software updates, bug fixes, documentation, and patches;

•

Hosting. We offer comprehensive hosting services that allow extended enterprises to successfully deploy our solutions with minimal IT infrastructure and resource commitments. When customers select our ResultsOnDemand solutions, they receive worldwide access to our learning and performance management solutions, while we maintain the responsibility of successfully delivering, running, and managing the applications, processes, and technologies on their behalf. ResultsOnDemand completes the loop with services for development and support. Our hosting customers can keep their SumTotal offerings up to date while enjoying the highest possible service levels for the least possible cost;

•

Training. We offer a comprehensive range of customer and partner training programs. They are available online, as well as in an instructor-led format at our facilities and at our customer sites. Consulting services are also available to address specific customer needs and requirements;

•

Business Process Outsourcers. We offer a limited set of managed services for business process outsourcers (“BPO”) to outsource the administration and support primarily for our performance management software solutions. BPO customers receive end-user support, ongoing system administration, ongoing custom report design and delivery, regular contact with customers to review, analyze and improve operations, post-implementation process design consultation, and end-user training; and

•

Content. We offer a wide range of third-party content from our content partners that address industry-specific and solution area needs, while providing consulting services with the SumTotal ToolBook and Learning Content Management System.

Technology, Research & Development

Our solutions are designed on a standards-based, open, and scalable architecture. In addition, they are Web-based and are accessible to users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across the globe. The architecture has been designed to allow content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet-enabled devices. This functionality allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. The principles of customer success and innovation drive our product roadmap development.

Our efforts and expenditures in research and development are devoted to continually enhancing the functionality and scalability of our current product offerings and the development of new solutions. Our research and development expenditures are expensed as incurred. These expenses were $22.1 million, $21.4 million, and $18.7 million for the years ending on December 31, 2008, 2007, and 2006, respectively, and represented 17.4%, 17.6%, and 17.6%, respectively, of total revenue from operations in those periods.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the differing needs of our customers. Our software incorporates third-party software in addition to code that we have developed ourselves. Server applications are based on standard Web server technology and are implemented in Java, ASP, C#, or C++ with both native and standards-based connectivity to both the Web server and the database. Key features of our technology include:

•

Scalable platform. Our solutions are designed to run in a single or clustered application server environment, allowing individual hardware platforms to be sized to the specific needs of a customer. We are also able to add content servers in one or more geographic locations to provide the capacity to handle large courses and types of content in order to reduce network constrictions;

•

Multiple simultaneous cultures. Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the application. This includes such features as support for multiple simultaneous languages from a single application server, as well as support for multiple currencies in a single system;

•

Ease of implementation. Our solutions have been designed to be easily tailored to an organization’s business environment. Our system configuration enables administrators to control all aspects of the system including its functionality, workflows, notifications, reports, and user interface. In addition, advanced use of Web services and delivery of a Web services Software Development Kit (“SDK”) allows organizations to easily integrate our solutions within their existing environments. A standard system can be quickly and easily deployed using automated installation scripts;

•

Standards-based open architecture. Our solutions provide direct and standards-based connections to industry-standard databases and Web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is compatible with the Aviation Industry CBT Committee (“AICC”) AGR-010 Internet-based course management interface standards. We are also in conformance with the U.S. Department of Defense (“DOD”) Advanced Distance Learning (“ADL”) initiative SCORM, version 1.2 and 2004 specifications, and the IMS metadata tagging version 1.0 specification; and

•

Remote and wireless operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid Web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our TotalAccess application allows users to access their learning offline through one-click downloads to their laptops, and, when re-connected, perform one-click uploads to the server. Our technology platform also allows us to deliver solutions through Internet-enabled devices.

Backlog

As of December 31, 2008, 2007 and 2006, we had firm backlog orders of $78 million, $76 million and $64 million, respectively. Backlog includes all deferred revenue, as well as contractual commitments where the customer has not yet been billed for services performed or the product has not yet been delivered. Backlog consists primarily of support contracts for our license products, hosting contracts, implementation services, work contracted but not performed, the unperformed portion of our on-demand subscriptions, and licenses with unfulfilled product deliverables or acceptances. Although we expect that most of the current backlog will be recognized as revenue over the next 12 months, there is no assurance that all such backlog will be recognized over the next 12 months, or at all.

Sales and Marketing

In the United States and Canada, we sell our solutions primarily through direct sales operations, and our direct sales force is divided by geographic region and vertical industry to provide a higher level of service and understanding of our customer’s specific business requirements. In Europe, we sell through both direct sales operations and resellers. In Latin America, the Middle East, Africa, and Asia/Pacific, we sell through direct sales operations and resellers.

We also have telesales representatives focused on certain product lines and smaller customers. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation, and provide ongoing sales support.

We conduct a variety of marketing programs to promote our learning, performance, and talent management solutions, including advertising in national business and technology magazines and trade publications, attending major trade shows, conducting direct mail and e-mail campaigns, public seminars, Web-based seminars, and public relations activities focused on company news and successful applications of our solutions. As a leading provider of talent and learning technologies, we participate as an exhibitor and speaker at numerous trade shows. We also maintain an area on our Web site where potential customers can obtain information about our solutions.

Revenue by geographic region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$98,412	77.7%	$97,219	79.7%	$83,861	79.1%
Other Americas	7,046	5.6%	6,183	5.1%	5,148	4.9%

Total Americas	105,458	83.3%	103,402	84.8%	89,009	84.0%
Europe, Middle East and Africa	17,512	13.8%	14,023	11.5%	13,050	12.3%
Asia/Pacific	3,676	2.9%	4,499	3.7%	3,929	3.7%

Total revenue	$126,646	100.0%	$121,924	100.0%	$105,988	100.0%

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas that are certified by us to be compatible with our solutions. Our content certification program provides development licenses and a third-party testing environment to ensure interoperability. Additionally, our content partners may also provide custom development capabilities for our customers.

Solutions Integrators

Our solutions integration partners resell our software and/or services as part of their value-added solutions. We have alliances with large global system integrators and consulting firms in North America, Europe and Asia Pacific.

Human Resource Outsourcers

We also have formed alliances with several HROs that include our learning, performance, and talent solutions as part of a complete HRMS outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, performance management, content management, and synchronous web collaboration technologies, that extend the value of our solution.

Customers

We provide our learning, performance, and talent development solutions to over 1,500 customers, including approximately one half of the Fortune 100 companies. These customers cover 18 million users across a broad range of geographies and industries, such as education, energy, financial services, government, healthcare, manufacturing, retail, services, and utilities. No customer accounted for greater than 10% of our total revenue in 2008, 2007, or 2006.

Competition

We compete primarily in the learning, performance, and talent development markets. The market for our solutions and services is highly competitive and subject to rapid change. Furthermore, it is a dynamic industry in which there has been consolidation, which we expect to continue.

We encounter competition from a variety of sources:

•	eLearning suite vendors that provide learning management systems, learning content management systems, and other learning offerings, including Plateau and Saba;

•	enterprise application software vendors that are extending their ERP, CRM, and HRMS offerings with learning management and/or content development solutions, including IBM, Oracle, and SAP;

•	eLearning application service providers that provide subscription-based Internet learning applications and content, including Cornerstone OnDemand, GeoLearning and Learn.com;

•	performance management software vendors that provide goal management, performance appraisal, and succession planning capabilities, including Halogen Software and SuccessFactors;

•

talent management software vendors that provide multiple applications within the talent management segments such as recruiting, compensation, performance management or learning management, including Authoria, Kenexa and Taleo; and

•	customer in-house development programs.

We believe that competitive differentiation is influenced by the following factors:

•	size and success of customer base;

•	customer service and satisfaction;

•	breadth of product line capabilities;

•	strength of product features and functionality;

•	vertical market focus of our sales force;

•	vendor financial viability and reputation;

•	interoperability with a diverse range of third-party content and technologies;

•	system scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables;

•	favorable total cost of ownership;

•	ability to integrate with other enterprise applications commonly deployed in Global 2000 and government customers;

•	support for prevailing technology standards and Web architectures;

•	professional services capabilities;

•	pricing; and

•	geographic coverage and channels.

We believe our solutions compete favorably with respect to these factors.

Our ToolBook products face competition from other Web authoring products. New competitors may enter this market in the future because there are relatively low barriers.

Intellectual Property Rights

Our success and ability to compete effectively is dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the intellectual property rights of others. We rely on a combination of trade secrets, copyrights, and trademarks, as well as contractual restrictions to protect the proprietary aspects of our technology. In addition, as part of our acquisition of MindSolve, we obtained its patent on “Drag and Drop” technology and, as a result, patent protection may become a more important component of the methods we use to protect proprietary aspects of our technology. However, these legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation, and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product and solution developments and enhancements to existing solutions may be more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Much of our development work is performed in India, where the legal protection of proprietary technology is not as developed as it is in the United States and, thus, to the extent we learn of violations of the law or of breaches of contractual obligations, our remedies are more limited than in the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. Our means of protecting our intellectual property rights, both here and abroad, may not be adequate to protect us from the infringement or misappropriation of our intellectual property rights by others.

International Operations

In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by establishing additional reseller relationships to expand the geographic reach of our enterprise learning, performance, and talent development solutions. Our success in international markets will consequently depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

In November 2002, we established an office in Hyderabad, India, to increase our research and development and global services capacities at a lower cost than would be possible by adding these capacities in the United States. We rely on this office to enable us to support our customers and deliver new releases of our solutions on time and within our established budgets. As of December 31, 2008, we had 356 employees in this office, up from 341 and 294 at December 31, 2007 and 2006, respectively.

Employees

As of December 31, 2008, we had 832 employees. Of these employees, 112 were engaged in sales and marketing, 249 in research and development, 346 in services and support and 125 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, product and solution support, sales and senior management personnel.

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

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent development solutions, the recently introduced SumTotal 8 Series, and our predecessor solutions and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. Historically, we have not been profitable under accounting principles generally accepted in the U.S. (“GAAP”) and we may not consistently achieve or sustain GAAP profitability. If we fail to generate adequate revenue from the SumTotal 8 Series, predecessor solutions and related services, we will continue to incur losses.

In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses. In addition, charges related to stock-based compensation awards, including grants of stock options, are recorded as an expense in our reported results of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which has the result of increasing our reported expenses and our GAAP losses. We expect to incur additional GAAP expenses related to stock based compensation awards for the foreseeable future and these future expenses will adversely impact our ability to achieve profitability on a GAAP basis.

We are currently increasing our emphasis on subscription-based, on-demand offerings and accelerating this transition, which could slow our short term revenue growth and affect our revenue derived from perpetual license sales.

While we continue to offer and support our software on a perpetual license model, we have increased, and are continuing to increase, our emphasis on a subscription revenue model by offering our solutions as on-demand subscriptions services, and are in the process of accelerating this transition. We anticipate that our future financial performance and revenue growth will depend upon the acceptance and growth of our on-demand solutions. Offering on-demand subscription solutions represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate. As we increase our focus on offering our solutions on-demand, we have incurred, and expect to continue to incur, a reduction in our traditional perpetual software license revenues and associated services revenues, which may not be offset by our on-demand revenues. Moreover, our short term financial results could be affected by upfront investments required to grow our on-demand offerings.

Additionally, we recognize revenue for our on-demand solutions over the term of the agreement instead of in the quarter in which the agreement is signed, as is typically the case with our perpetual software licenses. As a result, the sale of our on-demand offerings will result in less revenue recognized in the quarter the agreement was signed as compared to a comparable sale of our perpetual software license and our operating results may not immediately reflect any increases or decreases in sales of our on-demand offerings. Accordingly, our short term financial results could be impacted if customers choose our on-demand solutions instead of our perpetual software offerings. Furthermore, continued revenue from these services requires our customers to renew such subscriptions. Unexpected customer cancelations or low renewal rates of subscriptions could adversely impact our financial results.

Current adverse economic conditions, including reduced information technology spending or increased unemployment, or a reduction in corporate confidence in the economy may adversely impact our business, operating results and financial condition.

Our business depends on the overall demand for learning, performance and talent development systems solutions, and on the economic health of our current and prospective customers. The purchase of our solutions is often discretionary and may involve a significant commitment of capital and other resources. Furthermore, the market for our solutions and services may be disproportionately affected by a weakening or a decline in corporate confidence, in the economy in general or in the broader market for information technology. Moreover, if the unemployment rate increases materially and training and retention of employees becomes less critical, our existing and potential clients may no longer consider improvement of their learning, performance, and talent development systems a priority. As a result, if the current worldwide economic conditions continue, many of our customers may delay or reduce purchases of our solutions or not purchase such solutions at all, which could reduce demand for our solutions and adversely impact our business, operating results and financial condition.

The current economic conditions and market instability and their impact on us and our customers also make it increasingly difficult for us to forecast accurately both future demand for our own solutions and overall demand in the markets in which we compete. In addition, any adverse financial or economic impact on our customers may impact their ability to pay timely, or result in their inability to pay, the amounts owed for work or services contractually agreed to or previously provided to the customer, which may result in a reduction in revenue, accounts receivables and allowance for sales returns and doubtful accounts. Even if economic conditions remain stable, weak economic conditions, reduced corporate confidence in the economy or a reduction in information technology spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices, or possible delays or cancelations of purchases, for our solutions and services, reduced sales and possible delays in payment of, or inability to pay, amounts owed to us. If this trend in economic conditions continues or deteriorates further, it could adversely affect our results in future periods.

If we fail to successfully manage our product transition, adapt to rapidly changing technology and evolving industry standards, or deploy upgrades to our solutions successfully and on a timely basis, our business and financial results will be harmed.

The learning, performance and talent development markets are characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new solutions and services embodying new technologies and the emergence of new industry standards may render our solutions and services obsolete. Additionally, although our software solutions can be licensed for use with a variety of popular industry standard relational database management system platforms, specific operating systems, or other combinations of licensed software, there may be existing or future platforms or user interfaces that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Our success depends on our ability to adapt to a rapidly changing landscape, to offer new solutions and services to address our customers’ changing demands and to develop and maintain consistent software product performance characteristics across different combinations of licensed software. We may also experience difficulties that delay or prevent the successful design, development, introduction or marketing of our solutions and services, which may harm our ability to attract new customers and retain existing customers.

Since the formation of SumTotal Systems in 2004, we have introduced major product upgrades in December 2004, April 2005, June 2006, December 2006, June 2007 and June 2008. We face numerous risks relating to product transitions and introductions, including customers delaying their purchasing decision until they have confidence in our new product and until we have proven we can successfully install and implement new solutions or upgrades. Due to the product transition, we may be unable to forecast revenue from product sales and related services accurately, the number and severity of defects and increased support requirements due to the complexity of the new product. In order to market and sell the product successfully, we must ensure broad-based cooperation from and coordination between multiple departments, including engineering and marketing, and from multiple geographic regions, including Bellevue, Washington; Mountain View, California; Gainesville, Florida; Hyderabad, India; and Datchet, United Kingdom. In addition, our implementations may be very complicated and require more time and resources than originally forecasted. As a result, we may not be able to complete the requisite work necessary in order to gain customer acceptance, which may delay or prevent us from recognizing revenue on deals we have signed. If we fail to manage the transition to new product and solution offerings successfully, our business and financial results may be adversely affected, which may cause a decline in the price of our common stock.

Further, we have plans to discontinue supporting certain legacy solutions and encourage customers of these solutions to upgrade to a newer version of our software. However, if these customers chose not to upgrade or there are delays or complications in such upgrades causing a decrease in customer satisfaction with our solutions, our financial results may be harmed.

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

We have experienced substantial fluctuations in operating results on a quarterly and annual basis and expect these fluctuations to continue in the future. Our operating results may be affected by a number of other factors, including, but not limited to:

•	the speed and success with which we are able to transition offering our solutions as on-demand subscriptions;

•	the size and timing of product and solution orders and the timing and execution of professional services engagements;

•	the mix of revenue from solutions and services;

•	our ability to meet customer project milestones;

•	market acceptance of our solutions and services, especially the SumTotal 8 Series and predecessor solutions, related services and our on-demand subscriptions;

•	our ability to complete fixed-price professional services engagements within budget, on time and to our customers’ satisfaction;

•	the timing of revenue and expense recognition, including the recognition of a significant portion of revenue or expenses in a single quarter from large and/or long-term contracts;

•	industry consolidation among both our competitors and our customers;

•	recognition of impairment of existing assets;

•	our ability to execute on our strategy and operating plans; and

•	general economic and business conditions of our industry and industries of our customers.

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

Our success depends to a significant degree on the performance of the senior management team and other key employees, and there is no guarantee that such officers or key employees will remain employed with us. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance. In October 2008, we announced that Donald E. Fowler, our Chief Executive Officer, would be retiring and that Arun Chandra would be starting as Chief Executive Officer in November 2008. In addition, in January 2009, we announced that Ray Villareal, our Senior Vice President, Field Operations, had left the Company. As a result of the departure of any of our key employees, there is a risk that we would be unable to effectively manage ourselves and successfully meet operational and other challenges, which could harm our business. If our senior management team, including any new hires, fails to work effectively together and execute our plans and strategies, our business could be harmed.

Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the software industry, particularly engineering and other technical personnel, is intense and is increasing, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth. In addition, we announced a restructuring in the first quarter of 2009 which included the termination of employment of a number of our employees. While most terminated employees signed release agreements, there is no assurance that such employees or any other former employee will not sue us for wrongful termination or other employment related claims. Even if such suits are meritless, such suits may divert management resources and will be costly to defend. The results of such litigation, if any, may be difficult to predict, and a judgment or settlement may adversely affect our operating results, which may result in a lower stock price.

Our sales cycles in our traditional perpetual license business line are lengthy, making the timing of sales difficult to predict and also requiring considerable resources and expense with no assurance that such sales will occur.

For our traditional perpetual license business line, the period between our initial contact with a potential customer and a customer’s purchase of our solutions and services is lengthy and often extends over several fiscal quarters or a fiscal year. To sell our solutions and services successfully, we generally must educate our potential customers regarding the use and benefits of our solutions and services, which typically requires significant time, capital and other resources. Also, as we offer both on-demand solutions and perpetual licenses, this might create customer confusion regarding our offerings, which may delay purchases of our perpetual licensed solutions and lengthen our sales cycle. The delay or failure to complete sales in a particular quarter could reduce our revenue for that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of a significant portion of our revenue, and our revenue growth would be harmed. Many of our potential customers for perpetual licenses are large organizations which generally take more time to make significant business decisions, and the formation and execution of even a relatively small number of large contracts with these large organizations may have a significant impact on our revenue. In addition, we must expend and allocate resources prior to completing a sales transaction, with no guarantee that such transaction will result in an actual sale. Furthermore, the lengthening of our sales cycles may create increased difficulties in negotiating such sales on terms favorable to us. This may result in a delay or failure to generate revenue from our sales efforts and may adversely affect our stock price.

Undetected product and solution defects may require us to halt sales or shipments of our solutions, delay introduction of new solutions, or account for warranty claims.

Our solutions are highly technical and complex and have contained and may contain undetected errors, bugs, security vulnerabilities or defects, some of which may only be discovered after a product has been installed and used by customers. Our product and solution offerings, both current and future and including our recently introduced SumTotal 8 Series, are complex and often contain undetected errors or bugs, despite internal and third-party testing. New product and solution offerings, such as the SumTotal 8 Series, contain new features and functionality which result in a greater likelihood of errors, bugs, security vulnerabilities and frequently these are undetected until the period immediately following introduction and initial shipment of new solutions or enhancements to existing solutions. For example in the SumTotal 7 Series, our predecessor product, although we attempted to discover and resolve all such defects in our product line that we believed would be considered serious by our customers before shipment to them, the SumTotal 7 Series was not error-free and some customers notified us that they considered some of the defects to be serious. In addition, our solutions include third-party software, and any defects in third-party software that we incorporate into our solutions may compromise our solutions. It may be difficult for us to determine the source of the problem and correct any errors in third-party software because such software is not within our control.

Any bugs, errors, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our solutions made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We rely on partnerships, alliances and other relationships to conduct our business, including internationally, and our business may be adversely affected if they do not perform as expected.

Our business relies on a variety of partnerships, alliances and other relationships, such as those with content partners, resellers, original equipment manufacturers, solution integrators, human resource outsourcers and technology partners, to develop, market and sell our solutions, including in many foreign countries. We also use independent third parties to provide engineering services, including customer implementation and product development, including customer implementation and product development. As our business grows and evolves, through adding new solutions or possible third party or product acquisitions, we have relied, and in the future, we may rely more heavily, on these types of partnerships globally. As a result, we have had to, and may in the future, have to renegotiate or terminate existing relationships. There can be no assurance that we will be able to enter into new contracts, or amend or terminate our existing contracts on favorable terms, or at all. In addition, if we amend or terminate any of our contracts, our former partners may become our competitors in the future. These former partners may be unhappy with their new relationships, and may, as a result, commence litigation against us, regardless of the merits of such litigation. Litigation is expensive to defend, and even the threat of legal proceedings diverts resources, and management attention from operating our business and causes increases in our expense levels, all of which may negatively affect the price of our common stock.

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

Our lack of product diversification, and our reliance on the SumTotal 8 Series and its predecessor solutions, means that any decline in price or demand for our solutions and services would seriously harm our business.

We expect the SumTotal 8 Series and predecessor solutions and related services to continue to account for a significant majority of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the SumTotal 8 Series and predecessor solutions or services, or their failure to achieve broad market acceptance, would seriously harm our business and would likely result in a decline in the price of our common stock.

The anticipated benefits of our entry into the Performance Management industry may be delayed or may not be realized as we integrate solutions and employees and adapt to a new market with different competitors.

We expect to continue to enhance our position in the performance management industry through the further integration of our performance and compensation management technologies, solutions, services, partnerships, and customer contacts into our current product and solution offerings. Nevertheless, we may not realize all of the anticipated benefits associated with our entry into the performance management market in a timely manner or at all. Additionally, we had limited experience competing in this space and now face new and different competitors with more experience selling and delivering such software and services. If we are unable to generate greater growth and acceptance of our performance management offering, our business and financial results may be harmed.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property which could diminish the value of our solutions and services or deter customers from purchasing our solutions regardless of whether these claims are successful.

From time-to-time, we are involved in legal proceedings or threats of legal proceedings. Litigation is expensive to defend and even the threat of legal proceedings, regardless of their merit, diverts management attention from operating our business and causes increases in our expense levels. We have received, and may in the future receive, threatening letters and notice of claims of infringement of other parties’ proprietary rights. In addition, there are patent-holding companies, entities that do not make or sell solutions, which may threaten or bring claims against us alleging that our solutions infringe upon their proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment, deter potential customers from purchasing our solutions and services, or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all. In the event of an adverse judgment against us (including a judgment or settlement which may impose adverse conditions on us), we may be required to cease shipping, to pay damages, to license technology on terms that may not be favorable to us or to alter our technology, website or software solutions, any of which may adversely affect our operating results and cause us to miss our forecasts or industry analysts’ forecasts, thereby causing a possible decline in the price of our common stock.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive harm.

Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trade secret and trademark laws, contractual restrictions, restrictions on disclosure and other methods to protect our proprietary technology. In addition, our “Drag and Drop” patent is part of our performance management offering and, as a result, patent protection may become a more important component of the methods we use to protect our proprietary technology. These legal protections afford only limited protection for our technology. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. It may also be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may be possible for third parties to independently develop substantially equivalent intellectual property. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our solutions and services or design around any patents or other intellectual property rights we hold. Consequently the value of our solutions and services to our customers could diminish substantially.

Our solutions include third-party technology, the loss of which could materially harm our business.

We use licensed third-party technology components in our solutions. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new solutions or could force us to discontinue offering portions of our learning, performance, and talent development solutions until equivalent technology, if available, is identified, licensed and integrated.

Any future acquisitions we make, or attempt to make, will need to be integrated into our business and require significant time and effort from our management team, which may disrupt our business and harm our operating results or financial condition.

We have made and may continue to make acquisitions of businesses and technologies to enhance our existing business. Acquisitions involve numerous risks, including problems combining the purchased operations and key employees, technologies or solutions, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. The integration of businesses that we have acquired or that we may acquire in the future into our business has been and will continue to be a complex, time consuming and expensive process. Failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices could adversely impact the success of any business combination as evidenced in previous combination and acquisition transactions.

Our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, or to provide for additional working capital requirements, the issuance of which could be dilutive to our existing shareholders.

There can be no assurance that we will be able consummate or expand future business combinations, if any, on favorable terms or on a timely basis, or that we will be able to integrate successfully businesses, solutions, technologies or personnel that we might acquire. Failure to do so may negatively affect our financial results, customer, employee and investor confidence, and ultimately, the price of our common stock. Further, we might be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the revenue generated from this investment.

Security and privacy breaches could subject us to litigation and liability.

We host certain of our customers’ learning, performance, and talent development software implementations and provide access to that software using the Internet, and also use the Internet to deliver our on-demand subscription services to our customers. Computer viruses could be introduced into our systems or those of our customers which could disrupt the operation of our hosting systems or make them inaccessible to users. We also depend on third parties to provide key components of our networks and systems and Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations.

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

Our disaster recovery plan only covers redundant back-up computer systems and data at an alternate site for our primary business applications systems hosted in our Mountain View headquarters. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations, including software solutions we host for some of our customers, depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. For instance, a number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains, or in Hyderabad, India where the infrastructure is not as robust as in the United States. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading us to pay service level credits or customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in the price of our common stock.

The learning, performance and talent development systems market is highly competitive, and we may be unable to compete successfully.

The market for our solutions and services is intensely competitive, dynamic and subject to rapid technology change. Our competitors vary in size, scope and the breadth of solutions and services offered. We face competition from:

•	other developers of learning, performance and talent development systems;

•	providers of other learning, performance and talent development systems solutions;

•	vendors of other enterprise software applications that are beginning to offer solutions with learning, performance and talent development functionality;

•	large professional consulting firms and in-house information technology departments; and

•	developers of web authoring tools.

Additionally, companies may choose to develop their own learning, performance, and talent development software internally rather than acquiring it from third parties.

There are relatively low barriers to entry in the learning, performance and talent development systems market, and we expect the intensity of competition to increase in the future. Additionally, some of our existing and potential competitors, such as Oracle Corporation and SAP AG, have longer operating histories and significantly greater financial, technical, marketing and other resources. These companies not only have more resources to develop their own solutions and technologies internally but can also use such resources to acquire competing solutions and technologies through acquisitions or other strategic transactions and quickly enter the learning, performance and talent development market and compete with us on both solutions offerings and pricing. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which would seriously harm our business and financial results.

Our core offering, the SumTotal 8 Series and predecessor solutions, integrates solutions addressing the learning management, performance management and compensation management segments of our market; however, our performance management solution was acquired in our acquisition of MindSolve and has only recently been integrated into our offering. Additionally, we had limited experience competing in the performance management space prior to our acquisition of MindSolve and now face new and different competitors with more experience selling and delivering performance management software and services. Furthermore, our compensation management offering is not as fully developed and does not have the same market acceptance as the other modules of the SumTotal 8 Series and predecessor solutions. As a result, we may have difficulty competing against companies which focus on these segments rather than the entire learning, performance, and talent development market, or selling to customers who only need solutions in a specific segment.

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

While we sell our solutions worldwide and we have experienced international partners, we have limited experience with sales and marketing in some countries. There can be no assurance that we will be able to market and sell our solutions in all of our targeted international markets. If our international efforts are not successful, our business and results of operations could be harmed.

Due to our significant operations in India, which has a rapidly growing technology market, our business is subject to certain risks that are not typically experienced to the same degree in the United States or elsewhere abroad.

We rely significantly on our research and development, professional services and technical support operations in Hyderabad, India to enable us to develop new solutions, complete customer implementation projects and new releases of our solutions on time and within established budgets and provide technical support. In recent years, increased growth and development of the technology market in general, and in Hyderabad specifically, has made it more difficult for us to hire and retain qualified technical employees and other personnel. In addition, it may be difficult to acquire additional space to support future growth.

Our efforts in Hyderabad are subject to a number of risks inherent in international operations. However, certain risks are particularly acute in India, such as:

•	employee turnover;

•	increasing salaries;

•	increasing tax rates;

•	increased expenses due to fluctuations in currency exchange rates; and

•	less reliable infrastructure.

If our India operations fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us or customer implementations, our ability to fix defects in our SumTotal 8 Series, our ability to develop new versions of our SumTotal 8 Series and successor solutions, and our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers and might negatively impact our customer satisfaction.

In addition, our engineering efforts are based primarily out of three offices: Bellevue, Washington; Gainesville, Florida and Hyderabad, India. If the offices fail to work together successfully, we may experience delays in fixing defects in our solutions, customer implementations, or in developing and releasing future versions of our product.

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

•

announcements by us or our competitors of significant customer wins, technological innovations, new solutions or services, significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our growing emphasis on selling subscription-based, on-demand solutions;

•	fluctuations in demand for our solutions, including due to seasonality;

•	additions or departures of key personnel;

•	foreign currency, interest rate, and fixed income risks; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

If our business does not generate the cash needed to finance our operations or growth, including potential business acquisitions, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us or at all. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our solutions, fund expansion, respond to competitive pressures or take advantage of business opportunities, thereby resulting in a decrease in our revenue and stock price.

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

Our cash, cash equivalents and short-term investments, which collectively totaled $47.8 million as of December 31, 2008, are deposited with several financial institutions, and may, at times, exceed federally insured limits. If any of such financial institutions were to become insolvent or unable to satisfy its obligations to us, such insolvency or failure could materially adversely affect our financial condition.

Standards for compliance with Sarbanes-Oxley Section 404 are burdensome and uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new, complex and subject to proposed changes. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to retain a favorable assessment of our internal controls over financial reporting during fiscal 2009. If we are unable to remediate effectively any future material weaknesses identified by us or our independent registered public accounting firm, we will be unable to assert that our internal controls are effective, and we may not be able to timely file, or file at all, our periodic financial reports. Even if we are able to file such reports, there may be a loss of stockholder confidence, leading to an adverse effect on the price of our stock.

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

We have incurred, and may incur impairment charges which may adversely affect our results of operations and financial condition.

In the fourth quarter of fiscal 2008, we recorded a non-cash, after-tax charge of $68.5 million for impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, primarily caused by the effects of adverse market conditions that caused a decrease in our stock price and market capitalization, which approximates the fair value of the Company at December 31, 2008. This charge represented the entire balance of our goodwill. As a part of our annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, SumTotal Systems also evaluated possible impairment of our other intangible assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the future discounted cash flows projections of each intangible asset. There was no impairment of our other intangible assets on the balance sheet at December 31, 2008.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable. They are reviewed for impairment in accordance with SFAS No. 144. If the carrying amount of an intangible asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the unit exceeds its fair value.

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

Any significant adverse changes to the key assumptions about acquired businesses and their prospects or an adverse change in market conditions could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible assets, which had a carrying value of $7.1 million on December 31, 2008, as a percentage of our total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to our reported assets and results of operations.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and income taxes, could cause us to recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with the accounting rules and guidance provided by the American Institute of Certified Public Accountants (“AICPA”), the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”) and the SEC, these bodies continue to issue implementation guidelines for their standards and the accounting profession continues to discuss a wide range of potential interpretations of such rules and guidance. Additional implementation guidelines, and changes in interpretations of such guidelines, including the possible adoption of international financial reporting standards, could lead to unanticipated changes in our current revenue and accounting practices that could cause us to recognize lower revenue or increased expenses. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, foreign taxes, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. If our determination of these matters is subsequently changed or updated, such changes or updates could result in an adverse impact on our financial statements.

Adverse litigation, disputes or investigations could affect our business.

We may, from time to time, be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as the subpoena we received on April 30, 2008 from the U.S. Department of Defense, as described in Item 3, Legal Proceedings. These matters can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Even if such matters do not result in litigation or such matters are resolved in our favor, such matters and the time and resources necessary to resolve or litigate them, could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

We may be limited in our use of net operating losses carry forwards.

Our ability to benefit from our deferred tax assets depends on us having sufficient future earnings to utilize our net operating loss (“NOL”) carryforwards before they expire. We have established a valuation allowance against the future tax benefit for our federal and state NOL carryforwards. We could be required to record an additional valuation allowance against our foreign deferred tax assets if market conditions change materially and, as a result, our future earnings are, or are projected to be, significantly less than we currently estimate. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions and changes to federal and state law with respect to the use of NOLs. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where the NOLs were incurred.

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

In addition, we could be liable for the misuse or unauthorized disclosure of personal data. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. Further, the European Union has adopted various data protection regulations related to the confidentiality of personal data. While we are certified under the European Union Safe Harbor which regulates the collection, disclosure and use of personal data, failure to comply with these various regulations could subject us to fines, and cause customers to lose confidence in our software solutions and related services, thereby negatively affecting our revenue and expense.

Terrorism and United States military actions may adversely affect our business.

As a result of terrorist activity, political and military instability, and existing and possible United States military actions, significant instability and uncertainty in the world may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political effects may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our solutions, obtain financing as needed, enter into strategic relationships and compete effectively in the learning, performance, and talent development markets. Such consequences may lead to a decrease in demand for our solutions and services and as a result our stock price may suffer.

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

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Mountain View, California where we lease approximately 22,000 square feet of office space with a term expiring in February 2010 and approximately 2,200 square feet of office space with a term expiring in July 2009.

We lease approximately 39,400 square feet of office space for our engineering and sales headquarters in Bellevue, Washington, of which we use approximately 37,900 square feet with a term that expired in December 2008. We sublease the remaining 1,500 square feet to an unrelated party with a term corresponding to our lease. In 2008, we amended our lease for the Bellevue facility which extended the lease term to December 2013, and reduced the existing office space to approximately 38,700 square feet.

Commencing in April 2006, we entered into a lease for approximately 16,000 square feet of office space in Columbus, Ohio with a term expiring in April 2011. This facility is a portion of what was formerly the headquarters of Pathlore.

We lease a total of approximately 9,500 square feet of office space in Gainesville, Florida with terms expiring through June 2009. In September 2008, we entered into a new facility lease located in Gainesville with a term commencing in July 2009 and expiring in June 2014. This facility totals approximately 13,300 square feet and will replace the existing Gainesville office.

We lease approximately 53,300 square feet of office space in Hyderabad, India with terms that will expire in July and December of 2009. As part of the lease agreement, we have the irrevocable right to renew for an additional two terms of three years each.

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

	Fiscal Year 2008 Price Per Share		Fiscal Year 2007 Price Per Share
	High	Low	High	Low
First quarter	$4.98	$3.24	$8.87	$5.69
Second quarter	$4.78	$3.98	$8.95	$6.81
Third quarter	$5.15	$3.26	$8.20	$5.11
Fourth quarter	$4.68	$2.25	$6.00	$4.48

Holders of Record

As of March 1, 2009, there were approximately 169 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

Dividends

We did not pay any dividends in fiscal years 2008, 2007 or 2006 and we do not currently anticipate paying cash dividends to our stockholders in the foreseeable future. We expect that we will retain all of future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On August 20, 2007, our Board of Directors authorized the repurchase up to $15.0 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time, in one or more larger repurchases at prices and on terms satisfactory to us. We intend to conduct the repurchase in compliance with the Securities and Exchange Commission’s Rule 10b-18. The program does not obligate us to acquire any particular amount of common stock. It does not have an expiration date and may be modified, suspended or terminated at any time at our discretion. As of December 31, 2008, we have purchased 1,670,272 shares of common stock for an aggregate cost of $7.7 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
Through September 30, 2008	1,494,507	$4.82	1,494,507	$7,800,478
October 1-31, 2008	—	—	—	7,800,478
November 1-30, 2008	160,665	3.13	160,665	7,298,064
December 1-31, 2008	15,100	2.77	15,100	7,256,284

Total	1,670,272	$4.64	1,670,272	$7,256,284

Stock Performance Graph

The graph below compares the cumulative total stockholder return as of December 31 of each year on (1) our common stock with (2) the Nasdaq Stock Market (U.S. companies) Index and (3) the Nasdaq Computer and Data Processing Services Index from December 31, 2003 to December 31, 2008 (assuming the investment of $100 in our common stock and in each of the other indices on December 31, 2003 and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Our stock price, as reflected in the graph, is the stock price of Click2learn from 2003 through March 18, 2004, and the stock price of SumTotal Systems from March 19, 2004 through December 31, 2008.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Global Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 2, Summary of Significant Accounting Policies, and in particular, Basis of Presentation, in the Notes to the Consolidated Financial Statements for further explanation.

Historical results of operations are not necessarily indicative of future results. Refer to the Factors that May Affect Future Results of Operation under Item 1A, Risk Factors, for the discussion of factors that may impact future results.

	Year Ended December 31,
	2008 (1)	2007 (2)	2006 (3)	2005(4)	2004 (5)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscriptions and support	$69,734	$61,281	$48,480	$30,699	$19,846
Service	34,931	34,285	29,988	21,856	14,748
License	21,981	26,358	27,520	22,415	20,610

Total revenue	126,646	121,924	105,988	74,970	55,204

Cost of revenue:
Subscriptions and support (6)	23,980	21,224	15,316	9,225	7,331
Service (6)	24,243	23,020	21,399	13,823	10,120
License	249	517	1,196	1,119	1,434
Amortization of intangible assets	5,840	8,403	8,828	4,316	4,794

Total cost of revenue	54,312	53,164	46,739	28,483	23,679

Gross margin	72,334	68,760	59,249	46,487	31,525

Operating expenses:
Research and development (6)	22,069	21,425	17,556	12,357	11,558
Sales and marketing (6)	32,738	35,531	31,676	25,480	22,489
General and administrative (6)	19,059	19,016	19,858	16,348	10,984
Restructuring	163	759	68	316	1,137
Goodwill impairment (7)	68,461	—	—	—	—
Provision for litigation settlement	—	—	—	2,683	—
In-process research and development	—	—	1,120	—	1,326

Total operating expenses	142,490	76,731	70,278	57,184	47,494

Loss from operations	(70,156)	(7,971)	(11,029)	(10,697)	(15,969)
Other income (expense), net	867	462	(913)	(324)	(37)

Loss before provision for income taxes	(69,289)	(7,509)	(11,942)	(11,021)	(16,006)
Provision for income taxes	752	217	12	95	26

Net loss	$(70,041)	$(7,726)	$(11,954)	$(11,116)	$(16,032)

Net loss per share, basic and diluted	$(2.20)	$(0.25)	$(0.47)	$(0.51)	$(0.87)

Weighted average common shares outstanding, basic and diluted	31,819	30,405	25,234	21,819	18,367

Stock-based Compensation:

Subscriptions and support	$257	$268	$246	$43	$9
Service	600	549	769	95	24
Research and development	699	590	526	117	100
Sales and marketing	1,274	1,072	1,041	282	231
General and administrative	2,184	2,024	1,576	431	1,061

	$5,014	$4,503	$4,158	$968	$1,425

Consolidated Balance Sheet Data:

Cash, cash equivalents, restricted cash and short-term investments	$47,849	$49,325	$15,729	$19,146	$34,718
Working capital (deficit)	25,869	23,521	(6,113)	1,250	27,890
Total assets	91,302	171,040	145,063	141,547	95,792
Notes payable, current portion	4,667	6,157	6,095	4,877	—
Notes payable, non-current portion	—	4,661	10,735	13,125	—
Stockholders’ equity	39,146	108,458	79,225	78,302	68,279

(1)	During fiscal year 2008, we recorded a non-cash, after-tax charge of $68.5 million for goodwill impairment, and a $0.2 million restructuring charge for employee severance and other costs, which resulted primarily from extensions of severance packages to certain employees.
(2)	During fiscal year 2007, we recorded a $0.7 million restructuring charge for employee severance and other costs.
(3)	On November 14, 2006, we acquired MindSolve for $11.3 million in cash and shares of common stock. Refer to Note 6, Acquisitions and Intangible Assets, and in particular, MindSolve Acquisition, in the Notes to the Consolidated Financial Statements.
(4)	On October 4, 2005, we acquired Pathlore for $52.9 million in cash and shares of common stock. Also during 2005, we recorded a $316,000 net restructuring charge which coincided with the acquisition of Pathlore. Further, the 2005 results include an accrual for settlement of all patent infringement claims with IpLearn, LLC (“IpLearn”) that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from us to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of our common stock valued at $181,000 to IpLearn.
(5)	During fiscal year 2004, we recorded a $1.1 million restructuring charge subsequent to the acquisition of Docent on March 18, 2004. We also assigned $1.3 million to acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use.
(6)	Net loss includes stock-based compensation expense, as is indicated in the table above.
(7)	Net loss includes goodwill impairment expense, as is indicated in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a global provider of learning, performance, and talent development solutions. Our offerings include learning, performance, and compensation management software and services. Our markets are worldwide and include a broad range of industries. Our solutions automate the talent development processes within organizations, including aligning the individual’s goals with business objectives, developing the individual’s skills and competencies, assessing the individual’s performance, providing succession planning, and setting compensation based on performance. We sell our solutions to organizations primarily through our direct sales force, complemented by sales through our domestic and international partners. We offer our solutions on a subscription or perpetual license basis. Our solutions can be provided on an on-demand basis or deployed at the customer’s site. We have more than 1,500 customers and 18 million users worldwide across a variety of industries, including education, energy, financial services, government, healthcare, manufacturing, retail, services, and utilities.

Executive Summary

During 2008, we continued to implement our growth strategy. Highlights with respect to operations include:

•	expansion of our subscriptions business with both new and existing customers;

•	deeper advancement into the large enterprise segment;

•	doubling of our performance management bookings year-over-year;

•	steady international expansion, including addition of new businesses in Europe, Asia, and Latin America; and

•	continued product and solution evolution with the release of SumTotal Talent Development Suite Version 8.

Total revenue increased from $121.9 million to $126.6 million when comparing 2007 to 2008, and our cash flow from operating activities decreased from $12.8 million to $12.2 million when comparing 2007 to 2008. Our net loss increased from $7.7 million to $70.0 million when comparing 2007 to 2008, which primarily resulted from a non-cash, after-tax charge of $68.5 million for the impairment of goodwill in the fourth quarter of 2008.

Sources of Revenue

We generate revenue from three sources: (1) maintenance and support services, subscription fees from clients accessing our on-demand software, which we also refer to as on-demand subscriptions and hosting arrangements, all of which we refer to as subscriptions and support sales, (2) services performed in connection with consulting agreements and (3) sales of software licenses and related solutions.

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

History of Losses

We have incurred significant costs to develop our technology and solutions and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2008, had an accumulated deficit of $353.2 million.

Critical Accounting Policies and Estimates

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•	revenue recognition;

•	allowances for sales returns and doubtful accounts;

•	recoverability evaluation of our goodwill and intangible assets;

•	valuation reserve for deferred tax assets;

•	restructuring reserves;

•	business combinations; and

•	stock-based compensation.

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

Revenue Recognition

We recognize revenue from three sources: (1) maintenance and support services and subscription fees from clients accessing our on-demand software and hosting arrangements, all of which we refer to as subscriptions and support sales, (2) services performed in connection with consulting arrangements, and (3) sales of software licenses and related products. Revenue derived from software licenses and related products is subject to the guidance and requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from on-demand subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement, we evaluate the transaction to determine if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with these standards, we recognize revenue when all of the following four conditions are met:

1.	Persuasive evidence of an arrangement exists. For the vast majority of transactions, we consider a non-cancelable agreement signed by ourselves and a customer to be persuasive evidence of an arrangement. For maintenance renewals, an arrangement is evidenced by cash collection or a customer purchase order;

2.	Delivery has occurred. In perpetual licensing arrangements, we consider delivery to have occurred when the software has been delivered to the customer in the manner prescribed in the contractual arrangement and there are no further performance obligations. Services (including professional services, maintenance, and hosting) are typically considered to be delivered as performed and on-demand subscriptions are typically considered delivered once the customer has access to the software;

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

4.	Collection is reasonably assured. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the recognition of revenue until cash collection.

We sell both perpetual and term-based software licenses. Our customers may or may not purchase with licenses the following: (i) support services that provide for technical support and product updates, generally over renewable annual periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, we recognize license revenues under the residual method or using contract accounting.

Residual Method. License fees are recognized upon delivery whether sold separately or together with other services, described above, provided that: (i) the revenue recognition above have been met, (ii) payment of the license fees is not dependent on any implementation or performance criteria, (iii) the related services do not contain any acceptance provisions, and (iv) services are not essential to the functionality of the software. In these cases, we recognize license revenue utilizing the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e.: maintenance, professional services and hosting), but does not exist for one or more of the delivered elements in the arrangement (i.e.: software license). Under the residual method, we defer the fair value of undelivered elements and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue assuming the other revenue recognition criteria are met. Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If evidence of fair value has not been established and the only undelivered element is maintenance or hosting, then the entire amount of revenue is recognized ratably over the service period.

VSOE is established for service, support and maintenance, and hosting based upon the amounts we charge when service, maintenance and hosting are sold separately. The bell-shaped curve approach is used when doing VSOE analysis. VSOE of fair value is determined by a range of prices which approaches 80% of the total testing population falling within 15% above or below the median price of the range. VSOE of fair value for maintenance in deals over $1 million is determined based upon the stated renewal rate quoted in the arrangement, provided that the renewal rate is considered substantive.

Partner Arrangements. Distributors, resellers and systems integrators purchase solutions for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these partners have terms which are generally consistent with the standard terms and conditions for the sale of our software to end-users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to our partners is generally recognized on sell-through after the end user has been identified and the product has been delivered.

Term Licenses. Time-based license sales which always include post-contract support (“PCS”) may or may not include installation services that do not involve significant production, modification, or customization of software and may or may not include hosting services. These time-based license sales are recognized in accordance with paragraph 12 of SOP No. 97-2 because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where we provide hosting for the customer, for the hosting element. As these arrangements are in essence subscriptions, we recognize revenue for the entire arrangement fee ratably over the longest performance period of these elements beginning at the time the customer has been provided access to the time-based license and can utilize the software, and after all other criteria for revenue recognition have been met.

Contract Accounting. When professional services are deemed essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Typically, a percentage-of-completion basis is evidenced by labor costs incurred compared to estimated total labor costs to complete the project. For percentage-of-completion basis contracts which we have the ability to produce reasonably dependable estimates of contract billings and contract costs, we recognize revenue at the lesser of the percentage-of-completion basis or the contractual ability to invoice.

If we are only able to estimate total contract revenue and total contract cost within a range and some level of profit is assured, we recognize revenue at the lowest probable level of profit within the range until the results can be estimated more precisely. If, based on the pertinent information used in estimating the range, we can determine the amounts in the ranges that are most likely to occur, those amounts will be used in accounting for the contract under the percentage-of-completion method. If the most likely amounts cannot be determined, the lowest probable level of profit within the range will be used in accounting for the contract until the results can be estimated more precisely.

We use the zero margin estimate of profit method when it is impractical to estimate the final costs of the project, yet we are certain that no loss will be incurred. Under these circumstances, we recognize equal amounts of revenue and cost until results can be estimated more precisely.

We use the completed-contract method for a single contract or a group of contracts when reasonably dependable estimates cannot be made or when inherent hazards make cost estimates and profit estimates doubtful. Under these circumstances, all costs and revenue are deferred until the project is completed.

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

Professional services from time and materials contracts which have stand-alone value and are not essential to the functionality of the software and training services, along with the related costs, are recognized as these services are performed.

On-Demand Subscriptions

In hosted On-Demand subscription arrangements where we provide our software applications as a service, we considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, we follow the provisions of SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104 and EITF No. 00-21. Customers typically prepay for these services, amounts which we defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the On-Demand subscription solution, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. We recognize the revenue from any set-up fees and/or customization services ratably over the term of the expected customer relationship once the customer has access to the software. We recognize the revenue from professional services, which have stand-alone value and are not essential to the functionality of the solution, ratably over the remaining term of the initial contract once the customer has access to the software since we are unable to establish an estimate of fair value for the subscription service in accordance with EITF 00-21. In addition, we defer the direct and incremental costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential to the On-Demand subscriptions, we recognize no revenue until the services are completed. After the completion of the significant customization or modification of the software and the service start date, the entire arrangement fee is recognized ratably over the term of the expected customer relationship. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we recognize a loss for direct costs incurred in excess of the contract value as a period expense.

Hosting Revenue

We provide hosting services to certain customers that own perpetual licenses. Based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we have determined that the vast majority of our hosting arrangements, other than On-Demand subscription contracts, are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 requires us to recognize the portion of the fee attributable to the license on delivery, while the portion of the fee related to the hosting element is recognized ratably over the term of the contract, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the arrangements fall outside of the scope of SOP No. 97-2, we recognize revenue from monthly subscription fees ratably over the term of the contract and any upfront fees ratably over the term of the expected customer relationship under the provisions of SAB No. 104.

Maintenance Revenue

Revenue related to maintenance contracts is recognized ratably over the support term.

Royalty Revenue

We recognize royalty revenues from committed minimum royalty arrangements ratably over the contractual term. For royalty arrangements which do not have minimum royalty criteria, revenue is recognized upon the receipt of usage reports provided by our customers.

Allowance for Sales Returns and Doubtful Accounts

We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all our solutions and services, we maintain an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, we analyze historical payment performance, current economic trends, changes in customer demand of our solutions when evaluating the adequacy of the allowance for sales returns and doubtful accounts. A reserve for future sales returns is also established based on historical trends in product return rates and is recorded as a reduction to our revenue and accounts receivable. Accounts receivable are written-off as a decrease in revenue or to the allowance for doubtful accounts when all collection efforts have been exhausted and it is deemed uncollectible.

Commissions

Commissions are generally expensed as they are earned per the terms of the sales compensation plans. Our commissions on non-cancelable subscriptions are deferred and amortized to sales expense over the non-cancelable term of the related customer contracts, which are typically 12 to 36 months.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. We consider ourselves to be one reporting unit as the Chief Executive Officer (“CEO”) does not currently use product line or geographical financial performance as a basis for business operating decisions.

SFAS No. 142 dictates that if certain circumstances occur, such as a significant adverse change in legal factors, a change in the business climate or other significant changes were to occur at any time during the year outside of the annual impairment testing date, we are required to evaluate whether a triggering event would indicate that our goodwill had been impaired. Due to market conditions at December 31, 2008, and as a part of our annual impairment testing in the fourth quarter of 2008, we conducted our first step test by computing our fair value based on our number of shares outstanding multiplied by their value, which is based on a 30-day closing average at December 31, 2008. This calculated fair value was compared to the carrying value of the Company. Since the carrying value exceeded the fair value as calculated in the first step, we determined that a triggering event had occurred that caused us to evaluate whether our goodwill had been impaired. We proceeded to the second test, which included estimation of the fair value of our reporting unit’s assets and liabilities, including previously unrecognized intangible assets. The discounted cash flow approach was utilized to value the identified intangible assets of the Company, which included customer relationships, developed technology and trade names. As a result of the step two test, the carrying value of our goodwill was deemed to exceed the allocated fair value and we recorded a non-cash, after-tax charge of $68.5 million for impairment of goodwill, primarily triggered by the effects of adverse market conditions that caused a decrease in our stock price and market capitalization, which approximates the fair value of our Company at December 31, 2008. This charge represented the entire balance of our goodwill.

Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. As a part of our annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, we also evaluated possible impairment of our other intangible assets in accordance with the provisions of SFAS No. 144, based on the future discounted cash flows projections of each intangible asset. There was no impairment of our other intangible assets on the balance sheet at December 31, 2008. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable.

Restructuring Reserves

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

Stock-based Compensation Expense

Under SFAS No. 123R, Share Based Payment, we measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123R. The expected term of options granted prior to June 30, 2008 was derived from the use of the simplified method under SAB No. 107 and the expected term of options granted subsequent to July 1, 2008 was derived based on historical experience.

Results of Operations

The following table presents our results of operations as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenue:
Subscriptions and support	55.1%	50.3%	45.7%
Services	27.6	28.1	28.3
License	17.3	21.6	26.0

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscriptions and support	18.9	17.4	14.5
Services	19.2	18.9	20.2
License	0.2	0.4	1.1
Amortization of intangible assets	4.6	6.9	8.3

Total cost of revenue	42.9	43.6	44.1

Gross margin	57.1	56.4	55.9

Operating expenses:
Research and development	17.4	17.6	16.6
Sales and marketing	25.9	29.1	29.9
General and administrative	15.0	15.6	18.7
Restructuring	0.1	0.6	0.1
Goodwill impairment	54.1	—	—
In-process research and development	—	—	1.0

Total operating expenses	112.5	62.9	66.3

Loss from operations	(55.4)	(6.5)	(10.4)
Other expense, net	0.7	0.4	(0.9)

Loss before income taxes	(54.7)	(6.1)	(11.3)
Provision for income taxes	0.6	0.2	—

Net loss	(55.3)%	(6.3)%	(11.3)%

Comparison of Financial Data for the Years Ended December 31, 2008 and 2007

Revenue

Revenue for the years ended December 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$69,734	$61,281	$8,453	13.8%
Percentage of net revenue	55.1%	50.3%
Service	34,931	34,285	646	1.9%
Percentage of net revenue	27.6%	28.1%
License	21,981	26,358	(4,377)	(16.6)%
Percentage of net revenue	17.3%	21.6%

Total revenue	$126,646	$121,924	$4,722	3.9%

Our total revenue increased to $126.6 million in the year ended December 31, 2008 from $121.9 million over the comparable period in 2007. The 3.9% increase was primarily the result of growth in subscriptions and support revenue, which was partially offset by a decrease in license revenue.

We attribute the revenue growth to a number of factors, including the shift in our business focus and strategy to our on-demand solutions and increased investments in our sales and marketing efforts in international markets. Subscriptions and support revenue was also positively affected by the increase in the number of on-demand customers. The decrease in our license revenue and increase in recurring subscriptions and support revenue reflected the shift in our business emphasis and strategy from our perpetual license products to on-demand subscriptions and a sustained decline in the global economy which has decreased the budgets of our customers for large license purchases.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the year ended December 31, 2008 over the comparable period in 2007 was as follows (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
Hosting subscriptions	$15,415	$14,786	$629	4.3%
Term license rental arrangements	7,083	5,514	1,569	28.5%
On-demand subscriptions	8,750	6,063	2,687	44.3%

Total subscriptions	31,248	26,363	4,885	18.5%
Support maintenance	38,486	34,918	3,568	10.2%

Total subscriptions and support revenue	$69,734	$61,281	$8,453	13.8%

The increase in subscriptions and support revenue in year ended December 31, 2008 over the comparable period in 2007 was the result of increased on-demand subscription sales to customers and from subscription and support contract sales to new and existing customers related to the SumTotal 8 Series and legacy product suites. These results reflected an increase of interest in on-demand solutions as a way for our global customers to manage costs effectively, demonstrated a continued growth within our installed base, and a broad market interest in on-demand solutions for both Learning Management and Performance Management.

Changes to the components of subscriptions and support revenue were as follows:

•

the increase in hosting subscriptions revenue was the result of $0.6 million from increased sales of hosting contracts to new and existing customers related to the SumTotal 8 Series and legacy solutions;

•

the increase in term license rental arrangements revenue was the result of a $1.6 million increase in contract sales to new and existing customers related to the SumTotal 8 Series and legacy solutions;

•	the increase in on-demand subscriptions revenue was the result of $2.7 million from increased on-demand subscription sales to new customers; and

•	the increase in support maintenance revenue was the result of $3.6 million from increased contract sales to customers related to the SumTotal 8 Series and legacy solutions.

Price changes in subscription and support had no material effect on our revenue in the year ended December 31, 2008 over the comparative period in 2007.

Service revenue. The increase in service revenue in the year ended December 31, 2008 over the comparable period in 2007 was 1.9%. The increase in service revenue was primarily due to a $1.3 million increase in consulting revenue recognized from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. This increase was partially offset by the continued shift from recognizing professional services revenue as the services were performed under our perpetual license model, to recognizing the services over the subscription service period in our on-demand solution. The subscription services are provided pursuant to customer agreements with terms typically ranging from one to three years. The revenue for professional services associated with our on-demand deals is recognized ratably over the term of the agreement. Additionally, a sustained decline in the global economy has decreased the budgets of our customers for large license and related services purchases.

Price changes in service had no material effect on our revenue in the year ended December 31, 2008 over the comparable period in 2007.

License revenue. The shift in our business focus and strategy from perpetual licenses to our on-demand offering and a sustained decline in the global economy which has decreased the budgets of our customers for large license purchases attributed to the decline of our license revenues compared to the growth in subscription and support revenues as discussed above.

Price changes in license had no material effect on our revenue in the year ended December 31, 2008 over the comparable period in 2007.

Geographic region. We sell our product solutions in three geographic regions: Americas; Europe, Middle East and Africa; and Asia/Pacific. Revenues for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$98,412	$97,219	$1,193	1.2%
Percentage of net revenue	77.7%	79.7%
Other Americas	7,046	6,183	863	14.0
Percentage of net revenue	5.6%	5.1%

Total Americas	105,458	103,402	2,056	2.0
Percentage of net revenue	83.3%	84.8%
Europe, Middle East and Africa	17,512	14,023	3,489	24.9
Percentage of net revenue	13.8%	11.5%
Asia/Pacific	3,676	4,499	(823)	(18.3)
Percentage of net revenue	2.9%	3.7%

Total revenue	$126,646	$121,924	$4,722	3.9%

The $4.7 million increase in total revenue in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to increased sales of our software solutions in Europe, Middle East and Africa. Revenue in the Americas remained relatively unchanged due to lower license and service revenues as our customers shifted to our on-demand solutions, which are recognized ratably over a term, versus our perpetual license products and services which were typically recognized when they were delivered. Revenue in Europe increased as a result of our previous year’s investment to expand the European markets. Revenue in Asia/Pacific decreased $0.8 million primarily due to revenue recognized from three large license sales in Japan and Australia in 2007.

Price changes had no material effect on our revenue in any region or revenue type in the year ended December 31, 2008 over the comparable period in 2007.

No customer accounted for greater than 10% of total revenue in either 2008 or 2007.

Cost of Revenue

The following table is a summary of cost of revenue between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
Subscriptions and support	$23,980	$21,224	$2,756	13.0%
Percentage of total revenue	18.9%	17.4%
Service	24,243	23,020	1,223	5.3%
Percentage of total revenue	19.2%	18.9%
License	249	517	(268)	(51.8)%
Percentage of total revenue	0.2%	0.4%
Amortization of intangible assets	5,840	8,403	(2,563)	(30.5)%
Percentage of total revenue	4.6%	6.9%

Total cost of revenue	$54,312	$53,164	$1,148	2.2%

Cost of subscriptions and support. The increase in cost of subscriptions and support in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to a $1.5 million increase in compensation expenses for additional employees in the U.S. and India required for the growth of our subscription revenue. Additionally, $0.5 million of the expense increase can be attributed to an increase in depreciation from the capital investments required to support our growing user base, while the remaining $0.8 million increase was due to an expanded use of remote data center facilities to also support this growth.

Cost of services. The increase in the cost of services in the year ended December 31, 2008 over the comparable period in 2007 was due to a $0.6 million increase in additional service personnel cost throughout the year to support U.S. revenue and a $0.2 million increase in third-party support primarily related to international projects. Additionally, $0.5 million in additional cost was incurred in connection with the completion of large projects where cost was deferred until revenue was recognized.

Cost of license. The decrease in cost of services in the year ended December 31, 2008 over the comparable period in 2007 was due to reduced usage of third party content preparation combined with a decrease in royalty payments.

Amortization of intangible assets. The decrease in amortization of intangible assets in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to a $1.0 million elimination of certain intangible assets recorded from prior acquisitions as they became fully amortized in 2008 and a scheduled $1.6 million decrease in the amortization of other intangible assets from prior acquisitions.

Gross Margin

The following table is the summary of gross margin between subscriptions and support, service, license and amortization of intangible assets (in thousands, except percentages):

	Year Ended December 31,
	2008	2007
Gross margin
Subscriptions and support	$45,754	$40,057
Percentage of subscriptions and support revenue	65.6%	65.4%
Services	10,688	11,265
Percentage of services revenue	30.6%	32.9%
License	21,732	25,841
Percentage of license revenue	98.9%	98.0%
Amortization of intangible assets	(5,840)	(8,403)
Percentage of license revenue	(26.6)%	(31.9)%

Total gross margin	$72,334	$68,760
Percentage of net revenue	57.1%	56.4%

Gross margin percentage for subscriptions and support in the year ended December 31, 2008 increased over the comparable period in 2007. The change is attributed to an increase in revenue as prior resource investments made to expand the business were able to yield better margins.

Gross margin percentage for services in the year ended December 31, 2008 decreased over the comparable period in 2007 due to additional services personnel and third party support resources which were partially offset by the increase in service and consulting revenue.

Gross margin percentage for license, exclusive of amortization of intangible assets in the year ended December 31, 2008, improved slightly over the comparable period in 2007, attributable to the reduced usage of third party licenses and content. Gross margin percent for license, inclusive of amortization of intangible assets improved to due to cost reductions in license cost and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring expenses (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$22,069	$21,425	$644	3.0%
Percentage of net revenue	17.4%	17.6%
Sales and marketing	32,738	35,531	(2,793)	(7.9)%
Percentage of net revenue	25.9%	29.1%
General and administrative	19,059	19,016	43	0.2%
Percentage of net revenue	15.0%	15.6%
Restructuring	163	759	(596)	(78.5)%
Percentage of net revenue	0.1%	0.6%
Goodwill impairment	68,461	—	68,461	100.0%
Percentage of net revenue	54.1%	0.0%

Total operating expenses	$142,490	$76,731	$65,759	85.7%

Percentage of net revenue	112.5%	62.9%

Research and development. The increase in research and development expense in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to $0.6 million in additional employee and related costs related to our investment in Performance Management and on-demand subscription projects for future releases and a $0.1 million increase in stock-based compensation offset by a $0.1 million reduction in travel and recruitment expenses.

Sales and marketing. The decrease in sales and marketing expense in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to a decrease of $2.6 million in employee and related costs associated with decreased personnel and commissions, which consisted of $2.4 million in North America and $0.2 million in other regions. The remaining decrease was due to a $0.7 million decrease in travel expense associated with reduced staff, offset by a $0.3 million increase in lead-generation programs and a $0.2 million increase in stock-based compensation.

General and administrative. General and administrative expense in the year ended December 31, 2008 over the comparable period in 2007 was unchanged in aggregate. There was a $0.1 million increase in expenses relating to general and administrative personnel and a $0.2 million increase in stock-based compensation expense, but such increases were offset by a $0.2 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.1 million decrease related to facility and other expenses.

Restructuring. During 2008 and the fourth quarter of 2007, we recorded restructuring charges of $163,000 and $759,000, respectively, in employee severance costs. Employee severance consists of severance and other benefits resulting from a reduction in force in the fourth quarter of 2007.

Goodwill impairment. In the fourth quarter of 2008, we recorded a non-cash, after-tax charge of $68.5 million for the impairment of goodwill, primarily caused by the effects of adverse market conditions that caused a decrease in our stock price and market capitalization, which approximates the fair value of the Company at December 31, 2008. This charge represented the entire balance of our goodwill. For further discussion of our goodwill impairment, refer to Note 2, Summary of Significant Accounting Policies, and in particular, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2008 which was allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007
Stock-based compensation expense:
Cost of revenue—subscriptions and support	$257	$268
Cost of revenue—service	600	549
Research and development	699	590
Sales and marketing	1,274	1,072
General and administrative	2,184	2,024

Total stock-based compensation expense	$5,014	$4,503

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income, other expense, net and provision for income taxes (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007
Interest expense	$(668)	$(1,312)	$644	49.1%
Percentage of net revenue	(0.5)%	(1.1)%
Interest income	1,357	1,840	(483)	(26.3)%
Percentage of net revenue	1.1%	1.5%
Other income (expense), net	178	(66)	244	369.7%
Percentage of net revenue	0.1%	(0.0)%
Provision for income taxes	(752)	(217)	(535)	(246.5)%
Percentage of net revenue	(0.6)%	(0.2)%

Total non-operating income (expense)	$115	$245	$(130)	(53.1)%

Percentage of net revenue	0.1%	0.2%

Interest expense. The decrease in interest expense in the year ended December 31, 2008 over the comparable period in 2007 was attributable to a lower principal balance and interest rates on our Wells Fargo Foothill credit facility.

Interest income. The decrease in interest income in the year ended December 31, 2008 over the comparable period in 2007 was due to lower interest rates.

Other income (expense), net. The $0.2 million improvement in other income (expense) in the year ended December 31, 2008 over the comparable period in 2007 was primarily due to foreign currency exchange activity. Our primary exposure through July 2008 was GBP with our U.K. subsidiary where we maintained our forward hedging program to minimize fluctuations related to changes in exchange rates. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, we reduced our foreign exchange rate exposure and therefore we have no outstanding forward currency contracts since August 2008. In the latter half of 2008, currencies became more volatile such that even lower exposures have greater fluctuations. In this case we benefited from funding our India operation with stronger dollars.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2008. The U.S. income taxes provided for have been for alternative minimum taxes and are small in value. In 2008, there was $0.1 million in state taxes provided for, primarily related to California and the suspension of net operating losses to offset income and $0.4 million in additional foreign income taxes. For further discussion of our income taxes, refer to Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements.

Comparison of Financial Data for the Years Ended December 31, 2007 and 2006

Revenue

Revenue for the years ended December 31, 2007 and 2006 was as follows (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$61,281	$48,480	$12,801	26.4%
Percentage of net revenue	50.3%	45.7%
Service	34,285	29,988	4,297	14.3%
Percentage of net revenue	28.1%	28.3%
License	26,358	27,520	(1,162)	(4.2)%
Percentage of net revenue	21.6%	26.0%

Total revenue	$121,924	$105,988	$15,936	15.0%

In 2007, we continued our success in winning and completing installations of large enterprise-wide solutions and generating consulting revenue from existing customers upgrading their legacy systems to the SumTotal 7 Series. The increase in sales of our SumTotal 7 Series and legacy solutions and services to new and existing customers was $11.3 million. Revenue from our sales of our performance management solution increased by $4.6 million.

Subscriptions and support revenue. The increase in subscriptions and support revenue in the year 2007 over the comparable period in 2006 was as follows (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
Hosting subscriptions	$14,786	$11,499	$3,287	28.6%
Term license rental arrangements	5,514	3,507	2,007	57.2%
On-demand subscriptions	6,063	2,395	3,668	153.2%

Total subscriptions	26,363	17,401	8,962	51.5%
Support maintenance	34,918	31,079	3,839	12.4%

Total subscriptions and support revenue	$61,281	$48,480	$12,801	26.4%

The increase in subscriptions and support revenue in the year ended December 31, 2007 over the comparable period in 2006 was the result of $8.8 million in subscription and support contract sales to new and existing customers related to the SumTotal 7 Series and legacy solution suites, $3.6 million of the increase was the result of our acquired MindSolve customers and $0.4 million of the increase was the result of increased sales of third party products.

Changes to the components of subscriptions and support revenue were as follows:

•

the increase in hosting subscriptions revenue was the result of $3.3 million in increased sales of hosting contracts to new and existing customers related to the SumTotal 7 Series and legacy solutions;

•

the increase in term license rental arrangements revenue was the result of a $2.0 million increase in contract sales to new and existing customers related to the SumTotal 7 Series and legacy solutions;

•

the increase in on-demand subscriptions revenue was the result of $0.4 million from increased sales of a third-party performance management solution and $3.3 million from increased sales to TotalPerformance customers; and

•

the increase in support maintenance revenue was the result of $3.5 million from increased contract sales to customers related to the SumTotal 7 Series and legacy solutions and $0.3 million from new and acquired TotalPerformance customers.

Price changes in subscriptions and support had no material effect on our revenue in the year ended December 31, 2007 over the comparable period in 2006.

Service revenue. The increase in service revenue in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to a $3.9 million increase in consulting revenue from additional consulting contracts to new and existing customers related to the SumTotal 7 Series and legacy solutions and a $0.4 million increase from additional consulting contracts to new and existing TotalPerformance customers.

Price changes in service had no material effect on our revenue in the year ended December 31, 2007 over the comparable period in 2006.

License revenue. The decrease in license revenue in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to a $1.3 million decrease in sales of our perpetual license products as new SMB customers purchased our subscription offerings rather than the perpetual products we sold historically, offset partially by an increase of $0.2 million in license revenue from new TotalPerformance customers.

Price changes in license had no material effect on our revenue in the year ended December 31, 2007 over the comparable period in 2006.

Geographic region. We sell our products and solutions in three geographic regions: Americas; Europe, Middle East and Africa; and Asia/Pacific. Revenues for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
United States	$97,219	$83,861	$13,358	15.9%
Percentage of net revenue	79.7%	79.1%
Other Americas	6,183	5,148	1,035	20.1
Percentage of net revenue	5.1%	4.9%

Total Americas	103,402	89,009	14,393	16.2
Percentage of net revenue	84.8%	84.0%
Europe, Middle East and Africa	14,023	13,050	973	7.5
Percentage of net revenue	11.5%	12.3%
Asia/Pacific	4,499	3,929	570	14.5
Percentage of net revenue	3.7%	3.7%

Total revenue	$121,924	$105,988	$15,936	15.0%

The increase in total revenue in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to increased sales of our software solutions in the Americas and for the reasons addressed in the preceding discussion regarding revenue. Revenue in Europe, Middle East and Africa increased due to the benefits of a change in sales management and the strengthening of the British Pound Sterling (“GBP”) and the Euro versus the U.S. Dollar (“USD”). Revenue in Asia/Pacific increased primarily due to benefits of our investments in sales and marketing throughout the Pacific Rim.

Price changes had no material effect on our revenue in any region or revenue type in the year ended December 31, 2007 over the comparable period in 2006.

No customer accounted for greater than 10% of total revenue in either 2007 or 2006.

Cost of Revenue

The following table is a summary of cost of revenue between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
Subscriptions and support	$21,224	$15,316	$5,908	38.6%
Percentage of total revenue	17.4%	14.5%
Service	23,020	21,399	1,621	7.6%
Percentage of total revenue	18.9%	20.2%
License	517	1,196	(679)	(56.8)%
Percentage of total revenue	0.4%	1.1%
Amortization of intangible assets	8,403	8,828	(425)	(4.8)%
Percentage of total revenue	6.9%	8.3%

Total cost of revenue	$53,164	$46,739	$6,425	13.7%

Cost of subscriptions and support. The increase in cost of subscriptions and support in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to $2.1 million of additional expenses for the acquired MindSolve organization, a $1.4 million increase for additional headcount required to support our growing revenue stream, a $1.2 million increase in equipment and software costs resulting from capital investment in support of our growing hosted revenue streams and software subscription and maintenance expenses related to the expanded user base, a $0.4 million increase for costs related to third party performance management revenue and a $0.8 million increase in other infrastructure costs related to the increase in employees and equipment.

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

Amortization of intangible assets. The decrease in amortization of intangible assets in the year ended December 31, 2007 over the comparable period in 2006 is primarily due to a $0.3 million decrease in the amortization of certain Docent intangible assets which became fully amortized in 2007 and a $1.2 million decrease in the amortization of Pathlore intangibles in line with cash flow projections of the business made at the acquisition, offsetting a $1.1 million increase in amortization of intangible assets related to the MindSolve acquisition reflecting a full year of amortization in 2007.

Gross Margin

The following table is the summary of gross margin between subscriptions and support, service, license and amortization of intangible assets (in thousands, except percentages):

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

Gross margin percentage for subscriptions and support in the year ended December 31, 2007 decreased over the comparable period in 2006 due to the lower overall margin percent of our TotalPerformance solution acquired in November 2006, together with investments in staff and support costs made to expand that business and additional depreciation expense as we invested in our hosting infrastructure.

Gross margin percentage for services in the year ended December 31, 2007 increased over the comparable period in 2006 due to benefits received from additional investments in headcount in 2006 and the integration of the Pathlore services organization.

Gross margin percentage for license, exclusive of amortization of intangible assets in the year ended December 31, 2007, improved slightly over the comparable period in 2006, attributable to the reduced usage of third party licenses and content. Gross margin percent for license, inclusive of amortization of intangible assets improved to due to the decline in license revenue from the prior year and the decrease in amortization of intangibles as described above.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring expenses (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$21,425	$17,556	$3,869	22.0%
Percentage of net revenue	17.6%	16.6%
Sales and marketing	35,531	31,676	3,855	12.2%
Percentage of net revenue	29.1%	29.9%
General and administrative	19,016	19,858	(842)	(4.2)%
Percentage of net revenue	15.6%	18.7%
Restructuring	759	68	691	1,016.2%
Percentage of net revenue	0.6%	0.1%
In-process research and development	—	1,120	(1,120)	(100.0)%
Percentage of net revenue	0.0%	1.0%

Total operating expenses	$76,731	$70,278	$6,453	9.2%

Percentage of net revenue	62.9%	66.3%

Research and development. The increase in research and development expense in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to $2.5 million in additional employee and related costs associated with additional personnel, including hiring related to the acquisition of MindSolve and increased staffing, $1.2 million in additional facility and equipment expenses, $0.1 million in increased travel and recruitment expenses for additional staff and a $0.1 million increase in stock-based compensation.

Sales and marketing. The increase in sales and marketing expense in the year ended December 31, 2007 over the comparable period in 2006 was primarily due to an increase of $3.0 million in employee and related costs from additional personnel and commissions, including: $1.4 million in North America, $0.7 million in other regions, $0.8 million in performance management and $0.1 million in lead generation, a $0.1 million increase in travel expense associated with increased staff, a $0.7 million increase in staff recruitment expenses and other miscellaneous expenses and a $0.1 million increase in marketing programs.

General and administrative. The decrease in general and administrative expense in the year ended December 31, 2007 over the comparable period in 2006 was due to a $0.9 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a $0.5 million decrease related to facility and other expenses, offsetting a $0.2 million increase in expenses relating to general and administrative personnel and a $0.4 million increase in stock-based compensation expense.

Restructuring. During the fourth quarter of 2007, we recorded a restructuring charge of $759,000 in employee severance costs. Employee severance consists of severance and other benefits resulting from a reduction in force across all Company functions of 31 employees. The restructuring charge in 2006 was due to a restructuring accrual adjustment as result of a final lease termination agreement for our Chicago facility in the third quarter of 2006.

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

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the year ended December 31, 2007 which was allocated as follows (in thousands):

	Year Ended December 31,
	2007	2006
Stock-based compensation expense:
Cost of revenue—subscriptions and support	$268	$246
Cost of revenue—service	549	769
Research and development	590	526
Sales and marketing	1,072	1,041
General and administrative	2,024	1,576

Total stock-based compensation expense	$4,503	$4,158

Non-Operating Expenses, Net

The following table is a summary of interest expense, interest income, other expense, net and provision for income taxes (in thousands, except percentages):

	Year Ended December 31,		Variance in Dollars	Variance in Percent
	2007	2006
Interest expense	$(1,312)	$(1,724)	$412	23.9%
Percentage of net revenue	(1.1)%	(1.6)%
Interest income	1,840	702	1,138	162.1%
Percentage of net revenue	1.5%	0.6%
Other income (expense), net	(66)	109	(175)	(160.6)%
Percentage of net revenue	(0.0)%	0.1%
Provision for income taxes	(217)	(12)	(205)	(1,708.3)%
Percentage of net revenue	(0.2)%	(0.0)%

Total non-operating income (expense)	$245	$(925)	$1,170	126.5%

Percentage of net revenue	0.2%	(0.9)%

Interest expense. The decrease in interest expense in the year ended December 31, 2007 over the comparable period in 2006 was attributable to a lower principal balance and interest rates on the credit facility added in the fourth quarter of 2005 to fund the Pathlore acquisition.

Interest income. The increase in interest income in the year ended December 31, 2007 over the comparable period in 2006 was due to higher cash balances as a result of our registered direct offering in the second quarter of 2007 and higher interest rates.

Other income (expense), net. In 2007, we experienced a net foreign exchange loss as opposed to a net foreign exchange gain in the prior comparable period due to our forward exchange hedging program for the USD and GBP contracts which minimized fluctuations related to changes in exchange rates.

Provision for income taxes. We incurred operating losses for all periods from inception through December 31, 2007 with no provision provided for U.S. income taxes until 2007, where $13,000 was provided for alternative minimum taxes. Additionally, we recorded a $0.2 million provision for foreign income taxes for 2007. In 2006, we recorded no provision for U.S. income taxes and a $12,000 provision for foreign income taxes. For further discussion of our income taxes, refer to Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity were $44.1 million of cash and cash equivalents, $3.8 million of short-term investments and a revolving credit facility with Wells Fargo Foothill pursuant to which we may borrow a maximum of $5.0 million, adjusted as described in the following paragraph, to augment the working capital requirements of the business in excess of our cash provided by operations. Our short-term investment portfolio declined from $30.1 million at December 31, 2007 to $3.8 million at December 31, 2008 primarily as a result of re-investing maturities of short-term investments during the year into cash and cash equivalents of higher credit quality in light of current instability in the financial markets.

Under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we have an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at December 31, 2008.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provided us with greater working capital and which has been, and may be, used for general corporate purposes, to repay or prepay our debt, and/or investments and acquisitions. As of December 31, 2008, $39.9 million in debt and equity securities remained eligible to be sold through the shelf registration statement.

On August 20, 2007, our Board of Directors authorized the repurchase up to $15.0 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated any time at in the discretion of the Board of Directors. As of December 31, 2008, we have purchased 1,670,272 shares of common stock for an aggregate cost of $7.7 million, and have $7.3 million available for further purchases under the plan.

We believe that our available cash resources, combined with cash flows generated from operations will be sufficient to meet our presently anticipated working capital and capital expense requirements for at least the next year. We have borrowing capacity available to us in the form of our credit facility with Wells Fargo Foothill that expires on October 5, 2009. We may also consider raising additional capital in the public markets as a means to meet our capital needs and to invest in our business. Our future liquidity and capital requirements will depend on numerous factors, including our future revenue, the timing and extent of spending to support product and solution development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us, or at all.

Fiscal Year 2008

Net cash provided by operating activities was $12.2 million in the year ended December 31, 2008. The cash provided during the period partially relates to collections of our trade receivables resulting in a net decrease in accounts receivable of $4.3 million. Offsetting this increase in operating cash are decreases in other accrued compensation and benefits, deferred revenue, and increases in prepaid expenses and other current assets, and other assets of $1.7 million and $2.8 million, $0.5 million and $0.3 million, respectively. The decline in accrued compensation and benefits is primarily associated with year-end sales commissions, bonuses and severance payments which were paid throughout 2008. The decline in deferred revenue is associated with the release of deferred revenue recognized in the first quarter of 2008 principally from one large deal and, in addition, lower bookings in the fourth quarter of 2008. Also included in cash provided by operating activities are adjustments to net income for non-cash items which included goodwill impairment of $68.5 million, intangible asset amortization of $5.8 million, stock-based compensation of $5.0 million and depreciation and amortization of $4.7 million.

Net cash provided by investing activities was $23.2 million in the year ended December 31, 2008. The cash provided during the period primarily relates to short-term investment maturities of $36.8 million in 2008, which was partially offset by purchases of $10.2 million of short-term investments and $3.3 million in purchases of property and equipment to increase our infrastructure. At December 31, 2008, short-term investments had a carrying value of $3.8 million.

Net cash used by financing activities was $9.8 million in the year ended December 31, 2008. The cash used during the period includes a repayment of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million, aggregate payments of $1.9 million for notes payable related to our settlement with IpLearn and MindSolve Shareholder (refer to Note 8, Borrowings, in the Notes to Consolidated Financial Statements), and $4.4 million for purchases of treasury stock. Offsetting these uses was $0.9 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options.

Fiscal Year 2007

Net cash provided by operating activities was $12.8 million in the year ended December 31, 2007. The cash provided during the period primarily relates to collections of our trade receivables, including those from a major retail customer in the second quarter of 2007, noted by a net decrease in accounts receivable of $1.8 million and a net increase in deferred revenue of $5.9 million, respectively. Offsetting these increases in operating cash are decreases in other accrued liabilities of $1.2 million and restructuring accrual of $0.8 million and our net loss of $7.7 million. In January 2007, we made a payment of $0.7 million pursuant to a lease termination agreement for the Chicago facility, which substantially reduced on-going cash payments related to previous restructuring charges. Refer to Note 9, Restructuring, in the Notes to Consolidated Financial Statements. Also included in cash provided by operating activities are adjustments to net loss for non-cash items which included intangible assets amortization of $8.4 million, stock-based compensation of $4.5 million and depreciation and amortization of $4.1 million.

Net cash used by investing activities was $29.9 million in the year ended December 31, 2007. Purchases of property and equipment totaled $5.8 million and were primarily associated with increased staffing levels in our U.S. and India offices and additional leasehold improvements for expanding our facility in Hyderabad, India, and increased investment in our hosting equipment infrastructure. In addition, we purchased $40.3 million of short-term investments and had short-term investments maturities of $16.2 million in 2007. Short-term investments have increased primarily as a result of proceeds from the offering described above. At December 31, 2007, short-term investments had a carrying value of $30.1 million.

Net cash provided by financing activities was $26.1 million in the year ended December 31, 2007, and consisted of net proceeds from the offering described above of $32.7 million and $3.1 million in net proceeds from the issuance of common stock through our employee stock purchase plan and exercises of common stock options. Net cash used by financing activities includes repayments of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million, aggregate payments of $1.9 million for notes payable related to the Litigation Settlement and the MindSolve Shareholder (refer to Note 8, Borrowings, in the Notes to Consolidated Financial Statements) and $3.4 million for purchases of treasury stock.

Fiscal Year 2006

Net cash provided by operating activities was $8.1 million in the year ended December 31, 2006. The cash provided during the period was primarily related to increases in accounts payable of $1.1 million, accrued compensation and benefits of $3.0 million and deferred revenue of $1.9 million. Other cash provided by operating activities was the result of adjustments to net loss for non-cash items which included intangible assets amortization of $8.8 million, stock-based compensation of $4.2 million, depreciation and amortization of $2.9 million and an in-process research and development charge of $1.1 million. The substantial increase in stock-based compensation was a result of the adoption of SFAS No. 123R effective January 1, 2006. The in-process research and development expenses were a result of the acquisition of MindSolve on November 14, 2006. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to Consolidated Financial Statements for a further discussion of the MindSolve acquisition. Offsetting cash provided by operating activities was cash used in operating activities, including an increase in accounts receivables of $1.8 million and a decrease in restructuring accrual of $1.8 million. The net increase in accounts receivable was due to the record revenue we recorded in the fourth quarter of 2006. The reduction in the accrued restructuring liability was a result of cash payments of the related restructuring liability.

Net cash used in investing activities was $12.6 million in the year ended December 31, 2006. Purchases of property and equipment in 2006 totaled $4.5 million and were related to our efforts to build our infrastructure to support our growing operations. These expenditures included $2.0 million associated with purchases of equipment and leasehold improvements for our new facility in Hyderabad, India. Net purchases of short-term investments have been a result us purchasing longer term interest-bearing investments carried in short-term investments that, as of December 31, 2006, had a carrying value of $5.5 million. In addition, we acquired MindSolve, which resulted in $3.4 million in acquisition-related cash payments. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

Net cash used in financing activities was $3.0 million in the year ended December 31, 2006 and consisted of repayments of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million and aggregate payments of $1.4 million under notes payable, offset by $2.8 million in net proceeds from the issuance of common stock through our employee stock purchase plan (“ESPP”) and exercises of common stock options.

Commitments

Contractual obligations, including interest, at December 31, 2008 include the following (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases	$10,413	$2,864	$2,103	$1,740	$1,749	$1,813	$144
Notes payable to Wells Fargo Foothill	4,450	4,450	—	—	—	—	—
Payments under litigation settlement	292	292	—	—	—	—	—
Software license subscriptions	1,381	920	461	—	—	—	—
Contractual hosting services	1,139	974	153	12	—	—	—

The table above does not include accounts payable and accrued expenses incurred in the ordinary course of business other than as specifically described below.

We lease office space and certain equipment under non-cancelable operating leases expiring in years through 2014. Rent expense under operating leases was $2.8 million, $2.7 million and $2.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Notes payable to Wells Fargo Foothill include regularly scheduled quarterly principal payments of $1,093,750 and interest payments using an estimated interest rate of 6.2%. For a further discussion of the Wells Fargo Foothill credit facility, refer to Note 8, Borrowings, and Note 17, Subsequent Event, in Notes to Consolidated Financial Statements.

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

We have entered into various arrangements with software license subscriptions and hosting services vendors with original periods expiring through 2011 totaling $1.4 million and $1.1 million, respectively.

Contingencies

In the event of a change of control and the subsequent termination of any of our Section 16 officers in a manner defined in the agreement as a termination event, we will be obligated to pay the officer certain compensation and benefits, including: one year of the officer’s base salary to be paid over a one year period, 100% of the officer’s target bonus payable in one lump sum within five days, full acceleration of outstanding equity awards and continuing health coverage for up to one year, as more fully described in our Amended and Restated Change of Control Agreement. In addition to this change of control agreement, the terms of our Chief Executive Officer’s employment offer letter provides that if, prior to December 31, 2009, his employment is terminated other than for cause or good reason, he would be entitled to be paid one year’s base salary, 100% of his targeted annual bonus and other benefits as described in his offer letter.

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

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $34.5 million at December 31, 2008 and $36.8 million at December 31, 2007. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue. These deferred amounts are expected to be recognized as revenue in accordance with our revenue recognition policy, as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Employee Equity Awards

Our equity incentive program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our potential dilution for the years ended December 31, 2008, 2007 and 2006 was 2.17%, 2.24% and (0.42)%, respectively. The potential dilution percentage is calculated as the new equity award grants for the year, net of option and restricted awards forfeited by employees leaving us, divided by the total outstanding shares at the beginning of the year. Many of these option awards have ten-year exercise periods, and have exercise prices higher than the current market price of our common stock. At December 31, 2008, 71% of our outstanding stock option and restricted awards had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all equity award grants to executive officers. The Compensation Committee has delegated the grants of equity awards to non-executive employees to a committee comprised of certain executive officers.

Options and restricted awards granted from fiscal 2006 through 2008 are summarized as follows (share amounts in thousands):

Options outstanding at December 31, 2005	6,905
Options granted	4,010
Options exercised	(1,076)
Options canceled	(3,259)

Options outstanding at December 31, 2008	6,580

Restricted awards outstanding at December 31, 2005	—
Restricted awards granted	841
Restricted awards released	(116)
Restricted awards canceled	(223)

Restricted awards outstanding at December 31, 2008	502

Options and restricted awards outstanding at December 31, 2008	7,082

Average annual options and restricted awards granted, net of cancelations	456
Weighted average shares outstanding for the three years ended December 31, 2008	30,147
Shares outstanding at December 31, 2008	31,411
Options and restricted awards outstanding as a percent of shares outstanding at December 31, 2008	22.5%
Average annual options and restricted awards granted net of cancelations as a percentage of average shares outstanding for the three years ended December 31, 2008	1.5%

Generally, we grant equity awards to our new employees when hired and our existing employees on a periodic basis. During the year ended December 31, 2008, we made grants of equity awards of 1.7 million shares of our stock, which resulted in a 0.7 million net grant of equity awards for 2008 after deducting 1.0 million shares for canceled awards. The net equity awards granted in 2008, after forfeitures, represented 9.9% of our total outstanding equity awards of 7.1 million as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Adoption of Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On January 1, 2008, we adopted SFAS No. 157, which did not have a material impact on our financial position and results of operations.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP SFAS No. 157-3 became effective immediately. The application of the provisions of FSP SFAS No, 157-3 did not have a material impact on our financial position, results of operations, or cash flows as of and for the year ended December 31, 2008.

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, we have decided to classify interest and penalties as a component of income tax expense. We are subject to audit by various taxing authorities for open returns from 2001 through 2007. Refer to Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 provided the entity also elects to apply the provision of SFAS No. 157. On January 1, 2008, we adopted SFAS No. 159 which did not have a material impact on our financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. On January 1, 2008, we adopted EITF No. 07-03 which did not have a material impact on our financial position, results of operations and cash flows.

In December 2007, the SEC issued SAB No. 110, which expressed the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. We adopted SAB No. 110 for all share option grants issued subsequent to December 31, 2007, and ceased usage of the simplified method on July 1, 2008, which did not have a material effect on our financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, the effects of adopting SFAS 141R could be material to our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. We do not expect the adoption of SFAS No. 160 to have a material effect on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 applies to all entities that prepare consolidated financial statements and to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments as defined in SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact the adoption of SFAS No. 161 will have on our financial disclosures.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. FSP SFAS No. 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the financial impact the adoption of FSP SFAS No. 142-3 will have on our financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB believes that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. SFAS No. 162 is in the codification stage at the FASB and is awaiting approval by the FASB on July 1, 2009. We do not anticipate any financial impact on our financial position, results of operations and cash flows from the adoption of SFAS No. 162.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not have any investments that are accounted for under the equity method as of December 31, 2008 and we do not anticipate any financial impact on our financial position, results of operations and cash flows from the adoption of EITF No. 08-6.

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any defensible intangible assets as of December 31, 2008 and we do not anticipate any financial impact on our financial position, results of operations and cash flows from the adoption of EITF No. 08-7.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of December 31, 2008 and 2007.

Interest rate risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury notes. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2008, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, we entered into an amendment of our credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization, as defined in the agreement. On August 26, 2008, we entered into an amendment of our credit facility to remove the contractual 6% minimum rate. We agreed to perform an initial transfer of $25.0 million to a Wells Fargo investment account, and maintain at least 50% of our total aggregate amount of invested cash and cash equivalents at all times thereafter until the loan is fully repaid. As of December 31, 2008, our interest rate under the credit facility was a LIBOR rate of 4.15% plus 2%, resulting in a total calculated interest rate of 6.15%. If market interest rates were to increase immediately and uniform by 10% from current levels at December 31, 2008, our interest payments on the credit facility over the term of the loan would not change by a material amount.

Foreign currency exchange risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the U.S. dollar. For the years ended December 31, 2008, 2007, and 2006, international revenue from our foreign subsidiaries accounted for 22%, 20% and 21% of total revenue, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter of 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, which reduced our foreign exchange rate exposure, we did not have any forward currency contracts at December 31, 2008.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive loss for the years ended December 31, 2008, 2007 and 2006 was a foreign translation loss of $0.7 million, a gain of $0.2 million, and a gain of $0.4 million, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2008 (in thousands, except per share data):

	Fiscal Year 2008, Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (2)
Revenue	$35,992	$31,945	$29,090	$29,619
Gross margin	21,392	17,971	16,292	16,679
Income (loss) from operations	1,573	(1,133)	(1,002)	(69,594)
Net income (loss)	1,502	(989)	(940)	(69,614)
Net income (loss) per share, basic and diluted	$0.05	$(0.03)	$(0.03)	$(2.21)

	Fiscal Year 2007, Quarter Ended
	March 31	June 30	September 30	December 31 (3)
Revenue	$29,050	$30,226	$29,317	$33,331
Gross margin	16,372	17,173	16,772	18,443
Loss from operations	(1,575)	(1,453)	(2,243)	(2,700)
Net loss	(1,826)	(1,519)	(1,996)	(2,385)
Net loss per share, basic and diluted	$(0.07)	$(0.05)	$(0.06)	$(0.07)

(1)	During the first, second and third quarter of 2008, we recorded a restructuring charge of $85,000, $37,000, and $41,000, respectively, in employee severance and other costs. Refer to Note 9, Restructuring, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(2)	During the fourth quarter of 2008, we recorded a non-cash, after-tax charge of $68.5 million for goodwill impairment. Refer to Note 7, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.
(3)	During the fourth quarter of 2007, we recorded a restructuring charge of $759,000 in employee severance and other costs. Refer to Note 9, Restructuring, in the Notes to the Consolidated Financial Statements. As discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, we adopted SFAS No. 123R on January 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

SumTotal Systems, Inc.

Mountain View, California

We have audited SumTotal Systems Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SumTotal Systems Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SumTotal Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SumTotal Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and 2007 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SumTotal Systems, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of SumTotal Systems, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited Schedule II—Consolidated Schedule of Valuation and Qualifying Accounts for each of the years ended December 31, 2008, 2007 and 2006 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SumTotal Systems, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

Also, in our opinion, Schedule II—Consolidated Schedule of Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SumTotal Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 10, 2009

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$44,059	$19,182
Short-term investments	3,790	30,143
Accounts receivable, net of allowance for sales returns and doubtful accounts of $879 and $722	23,498	26,734
Prepaid expenses and other current assets	4,953	4,332

Total current assets	76,300	80,391
Property and equipment, net	6,132	7,901
Goodwill	—	68,461
Intangible assets, net	7,084	12,924
Other assets	1,786	1,363

Total assets	$91,302	$171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,693	$2,326
Accrued compensation and benefits	7,117	8,630
Other accrued liabilities	4,045	3,759
Restructuring accrual	—	100
Deferred revenue	32,909	35,898
Notes payable	4,667	6,157

Total current liabilities	50,431	56,870

Non-current liabilities
Other accrued liabilities, non-current	107	193
Deferred revenue, non-current	1,618	858
Notes payable, non-current	—	4,661

Total liabilities	52,156	62,582

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,080,943 and 32,822,576 shares issued, with 31,410,671 and 32,194,333 outstanding	31	33
Additional paid-in capital	400,932	395,069
Treasury stock, 1,670,272 and 628,243 shares at cost	(7,744)	(3,353)
Accumulated other comprehensive loss	(833)	(92)
Accumulated deficit	(353,240)	(283,199)

Total stockholders’ equity	39,146	108,458

Total liabilities and stockholders’ equity	$91,302	$171,040

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Subscriptions and support	$69,734	$61,281	$48,480
Service	34,931	34,285	29,988
License	21,981	26,358	27,520

Total revenue	126,646	121,924	105,988

Cost of revenue:
Subscriptions and support	23,980	21,224	15,316
Service	24,243	23,020	21,399
License	249	517	1,196
Amortization of intangible assets	5,840	8,403	8,828

Total cost of revenue	54,312	53,164	46,739

Gross margin	72,334	68,760	59,249

Operating expenses:
Research and development	22,069	21,425	17,556
Sales and marketing	32,738	35,531	31,676
General and administrative	19,059	19,016	19,858
Restructuring	163	759	68
Goodwill impairment	68,461	—	—
In-process research and development	—	—	1,120

Total operating expenses	142,490	76,731	70,278

Loss from operations	(70,156)	(7,971)	(11,029)
Interest expense	(668)	(1,312)	(1,724)
Interest income	1,357	1,840	702
Other income (expense), net	178	(66)	109

Loss before provision for income taxes	(69,289)	(7,509)	(11,942)
Provision for income taxes	752	217	12

Net loss	$(70,041)	$(7,726)	$(11,954)

Net loss per share, basic and diluted	$(2.20)	$(0.25)	$(0.47)

Weighted average common shares outstanding, basic and diluted	31,819	30,405	25,234

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expenses:
Subscriptions and support	$257	$268	$246
Service	600	549	769
Research and development	699	590	526
Sales and marketing	1,274	1,072	1,041
General and administrative	2,184	2,024	1,576

Total stock-based compensation expenses	$5,014	$4,503	$4,158

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2005	25,188,586	25	342,041	—	—	(804)	356	(263,316)		78,302
Reversal of unearned stock-based compensation pursuant to adoption of SFAS No. 123R	—	—	(804)	—	—	804	—	—	—	—
Common stock issued for the acquisition of MindSolve	925,000	1	6,431	—	—	—	—	—	—	6,432
Stock options exercised	556,095	1	2,136	—	—	—	—	—	—	2,137
Common stock sold pursuant to the employee stock purchase plan	164,803	—	657	—	—	—	—	—	—	657
Stock-based compensation	—	—	4,158	—	—	—	—	—	—	4,158
Shares issued for warrant exercise	17,331	—	—	—	—	—	—	—	—	—
Shares issued to settle IpLearn litigation	41,667	—	181	—	—	—	—	—	—	181
Shares issued for Pathlore adjustment	3	—	—	—	—	—	—	—	—	—
Canceled restricted shares	(56,250)	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,954)	(11,954)	(11,954)
Unrealized gain on investments	—	—	—	—	—	—	2	—	2	2
Translation adjustments	—	—	—	—	—	—	(690)	—	(690)	(690)

Total comprehensive loss									$(12,642)

Balances at December 31, 2006	26,837,235	$27	$354,800	$—	$—	$—	$(332)	$(275,270)		$79,225
Stock options exercised	424,076	1	2,184	—	—	—	—	—	—	2,185
Common stock sold pursuant to the employee stock purchase plan	150,194	—	866	—	—	—	—	—	—	866
Common stock issued in private placement, net of fees	5,407,571	5	32,705	—	—	—	—	—	—	32,710
Stock-based compensation	—	—	4,503	—	—	—	—	—	—	4,503
Tax benefit related to stock options	—	—	11	—	—	—	—	—	—	11
Purchase of treasury stock	—	—	—	(628,243)	(3,353)	—	—	—	—	(3,353)
Issuance of restricted stock	28,500	—	—	—	—	—	—	—	—	—
Canceled restricted shares	(25,000)	—	—	—	—	—	—	—	—	—
FIN No. 48 adjustment	—	—	—	—	—	—	—	(203)	—	(203)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,726)	(7,726)	(7,726)
Unrealized gain on investments	—	—	—	—	—	—	4	—	4	4
Translation adjustments	—	—	—	—	—	—	236	—	236	236

Total comprehensive loss									$(7,486)

Balances at December 31, 2007	32,822,576	$33	$395,069	(628,243)	$(3,353)	$—	$(92)	$(283,199)		$108,458
Stock options exercised	96,521	—	276	—	—	—	—	—	—	276

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Common stock sold pursuant to the employee stock purchase plan	164,647	—	649	—	—	—	—	—	—	649
Stock-based compensation	—	—	5,014	—	—	—	—	—	—	5,014
Purchase of treasury stock	—	(2)	2	(1,042,029)	(4,391)	—	—	—	—	(4,391)
Issuance of restricted stock	17,476	—	—	—	—	—	—	—	—	—
Canceled restricted shares	(20,277)	—	(78)	—	—	—	—	—	—	(78)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(70,041)	(70,041)	(70,041)
Translation adjustments	—	—	—	—	—	—	(741)	—	(741)	(741)

Total comprehensive loss									$(70,782)

Balances at December 31, 2008	33,080,943	$31	$400,932	(1,670,272)	$(7,744)	$—	$(833)	$(353,240)		$39,146

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(70,041)	$(7,726)	$(11,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,736	4,115	2,946
Amortization of intangible assets	5,839	8,403	8,828
Accretion of interest income on short-term investments	(221)	(373)	(46)
Loss on disposals of property and equipment	21	—	10
Provision for sales returns and doubtful accounts	204	241	72
Deferred tax expense	—	(40)	—
Tax benefit related to stock options	—	11	—
Accretion of interest expense on notes payable	111	249	234
Stock-based compensation	5,014	4,503	4,158
Goodwill impairment	68,461	—	—
In-process research and development	—	—	1,120
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,329	1,764	(1,843)
Prepaid expenses and other current assets	(532)	(633)	(303)
Other assets	(340)	39	417
Accounts payable	(684)	(1,710)	1,105
Accrued compensation and benefits	(1,734)	27	2,967
Other accrued liabilities	(48)	(1,171)	272
Restructuring accrual	(100)	(766)	(1,773)
Deferred revenue	(2,800)	5,862	1,883

Net cash provided by operating activities	12,215	12,795	8,093

Cash flows from investing activities:
Purchases of property and equipment	(3,342)	(5,797)	(4,464)
Cash used in acquisitions, net of cash received	—	—	(3,448)
Purchases of short-term investments	(10,181)	(40,327)	(6,877)
Sales and maturities of short-term investments	36,755	16,175	2,050
Release of restricted cash	—	23	110

Net cash provided by (used in) investing activities	23,232	(29,926)	(12,629)

Cash flows from financing activities:
Repayments on credit facility	(4,375)	(4,375)	(4,375)
Payments of notes payable	(1,887)	(1,885)	(1,377)
Purchase of treasury stock	(4,391)	(3,353)	—
Proceeds from secondary offering	—	35,150	—
Expenses associated with secondary offering	—	(2,440)	—
Net proceeds from the issuance of common stock and exercises of common stock options	847	3,051	2,794

Net cash provided by (used in) financing activities	(9,806)	26,148	(2,958)

Effect of foreign exchange rate changes on cash	(764)	(11)	(686)

Net increase (decrease) in cash and cash equivalents	24,877	9,006	(8,180)
Cash and cash equivalents at beginning of year	19,182	10,176	18,356

Cash and cash equivalents at end of year	$44,059	$19,182	$10,176

Supplemental disclosure of cash flow information
Interest paid	$560	$1,238	$1,245

Income taxes paid	$661	$59	$47

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$—	$—	$6,432

Common stock issued for litigation settlement	$—	$—	$181

Refer to the accompanying Notes to the Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. and its subsidiaries develops, markets, distributes and supports learning, performance and talent development software solutions and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent by Click2learn. The terms “SumTotal Systems”, “SumTotal” and “the Company” refer to Click2learn prior to March 18, 2004 and SumTotal Systems, Inc. thereafter.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of SumTotal Systems and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions have been eliminated in consolidation. Certain insignificant prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions are based on historical experience, where applicable and other assumptions. On an ongoing basis, SumTotal Systems evaluates estimates, including those related to revenue recognition, allowance for sales returns and doubtful accounts, goodwill impairment, intangible assets, restructuring reserves, stock-based compensation, valuation reserves for deferred tax assets and the income tax provision. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $44.1 million and $19.2 million at December 31, 2008 and 2007, respectively, are comprised of highly liquid financial instruments consisting primarily of cash, investments in money market funds and commercial paper with insignificant interest rate risk and with original maturities of three months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Short-term Investments

Short-term investments of $3.8 million and $30.1 million at December 31, 2008 and 2007, are stated at fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper and corporate bonds, with maturities or callable dates between three months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, SumTotal Systems considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On January 1, 2008, SumTotal Systems adopted SFAS No. 157, which did not have a material impact on its financial position and results of operations.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using:
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$8,538	$8,538	$—	$—
Certificates of deposit	824	824	—	—
Corporate bonds	1,200	1,200	—	—
Commercial paper	2,590	2,590	—	—
Money-market funds	34,697	34,697	—	—

Total cash, cash equivalents and short-term investments	$47,849	$47,849	$—	$—

Risks and Uncertainties

SumTotal Systems is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of SumTotal Systems’ solutions and services and reliance on third party software incorporated in SumTotal Systems’ solutions. SumTotal Systems’ operating results may be materially affected by the foregoing factors.

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

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and Latin America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At December 31, 2008 and 2007, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. For the years ended December 31, 2008 and 2007 and 2006, no customers accounted for greater than 10% of SumTotal Systems total revenues.

Revenue Recognition

SumTotal Systems recognizes revenue from three sources: (1) maintenance and support services and subscription fees from clients accessing its on-demand software and hosting arrangements, all of which SumTotal Systems refers to as subscriptions and support sales, (2) services performed in connection with consulting arrangements, and (3) sales of software licenses and related products. Revenue derived from software

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licenses and related products is subject to the guidance and requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from on-demand subscriptions is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement, SumTotal Systems evaluates the transaction to determine if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with these standards, SumTotal Systems recognizes revenue when all of the following four conditions are met:

1.	Persuasive evidence of an arrangement exists. For the vast majority of transactions, SumTotal Systems considers a non-cancelable agreement signed by a customer and SumTotal Systems to be persuasive evidence of an arrangement. For maintenance renewals, an arrangement is evidenced by cash collection or a customer purchase order;

2.	Delivery has occurred. In perpetual licensing arrangements, SumTotal Systems considers delivery to have occurred when the software has been delivered to the customer in the manner prescribed in the contractual arrangement and there are no further performance obligations. Services (including professional services, maintenance, and hosting) are typically considered to be delivered as performed and on-demand subscriptions are typically considered delivered once the customer has access to the software;

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

4.	Collection is reasonably assured. SumTotal Systems conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if SumTotal Systems expects that the customer will be able to pay amounts under the arrangement as payments become due. If SumTotal Systems determines that collection is not probable, SumTotal Systems defers the recognition of revenue until cash collection.

SumTotal Systems sells both perpetual and term-based software licenses. SumTotal Systems’ customers may or may not purchase with licenses the following: (i) support services that provide for technical support and product updates, generally over renewable annual periods, (ii) professional services including consulting and training, and (iii) hosting. Depending upon the elements and the terms of the arrangement, SumTotal Systems recognizes license revenues under the residual method or using contract accounting.

Residual Method. License fees are recognized upon delivery whether sold separately or together with other services, described above, provided that: (i) the revenue recognition above have been met, (ii) payment of the license fees is not dependent on any implementation or performance criteria, (iii) the related services do not contain any acceptance provisions, and (iv) services are not essential to the functionality of the software. In these cases, SumTotal Systems recognizes license revenue utilizing the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e.: maintenance, professional services and hosting), but does not exist for one or more of the delivered elements in the arrangement (i.e.: software license). Under the residual method,

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SumTotal Systems defers the fair value of undelivered elements and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue assuming the other revenue recognition criteria are met. Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

SumTotal Systems allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If evidence of fair value has not been established and the only undelivered element is maintenance or hosting, then the entire amount of revenue is recognized ratably over the service period.

VSOE is established for service, support and maintenance, and hosting based upon the amounts SumTotal Systems charges when service, maintenance and hosting are sold separately. The bell-shaped curve approach is used when doing VSOE analysis. VSOE of fair value is determined by a range of prices which approaches 80% of the total testing population falling within 15% above or below the median price of the range. VSOE of fair value for maintenance in deals over $1 million is determined based upon the stated renewal rate quoted in the arrangement, provided that the renewal rate is considered substantive.

Partner Arrangements. Distributors, resellers and systems integrators purchase solutions for specific projects of the end-user and do not hold inventory. They perform functions that include importation, delivery to the end-customer, installation or integration and post-sales service and support. The agreements with these partners have terms which are generally consistent with the standard terms and conditions for the sale of SumTotal Systems’ software to end-users and do not provide for product rotation or pricing allowances, as are typically found in agreements with stocking distributors. Revenue on shipments to SumTotal Systems’ partners is generally recognized on sell-through after the end user has been identified and the product has been delivered.

Term Licenses. Time-based license sales which always include post-contract support (“PCS”) may or may not include installation services that do not involve significant production, modification, or customization of software and may or may not include hosting services. These time-based license sales are recognized in accordance with paragraph 12 of SOP No. 97-2 because company-specific objective evidence of fair value does not exist for the related post contract support and in cases where SumTotal Systems provides hosting for the customer, for the hosting element. As these arrangements are in essence subscriptions, SumTotal Systems recognizes revenue for the entire arrangement fee ratably over the longest performance period of these elements beginning at the time the customer has been provided access to the time-based license and can utilize the software, and after all other criteria for revenue recognition have been met.

Contract Accounting. When professional services are deemed essential to the functionality of the software element of the arrangement and separate accounting for the services is not permitted, contract accounting is applied to both the software and service elements. For these projects, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Typically, a percentage-of-completion basis is evidenced by labor costs incurred compared to estimated total labor costs to complete the project. SumTotal Systems utilizes the cost basis alternative to allocate revenue under SOP No. 81-1. For percentage-of-completion basis contracts which SumTotal Systems has the ability to produce reasonably dependable estimates of contract billings and contract costs, SumTotal Systems recognizes revenue at the lesser of the percentage-of-completion basis or the contractual ability to invoice.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If SumTotal Systems is only able to estimate total contract revenue and total contract cost within a range and some level of profit is assured, SumTotal Systems recognizes revenue at the lowest probable level of profit within the range until the results can be estimated more precisely. If, based on the pertinent information used in estimating the range, SumTotal Systems can determine the amounts in the ranges that are most likely to occur, those amounts will be used in accounting for the contract under the percentage-of-completion method. If the most likely amounts cannot be determined, the lowest probable level of profit within the range will be used in accounting for the contract until the results can be estimated more precisely.

SumTotal Systems uses the zero margin estimate of profit method when it is impractical to estimate the final costs of the project, yet SumTotal Systems is certain that no loss will be incurred. Under these circumstances, SumTotal Systems recognizes equal amounts of revenue and cost until results can be estimated more precisely.

SumTotal Systems uses the completed-contract method for a single contract or a group of contracts when reasonably dependable estimates cannot be made or when inherent hazards make cost estimates and profit estimates doubtful. Under these circumstances, all costs and revenue are deferred until the project is completed.

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

Professional services from time and materials contracts which have stand-alone value and are not essential to the functionality of the software and training services, along with the related costs, are recognized as these services are performed.

On-Demand Subscriptions

In hosted On-Demand subscription arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03 and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104 and EITF No. 00-21. Customers typically prepay for these services, amounts which SumTotal Systems defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the hosted On-Demand subscription solution, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from any set-up fees and/or customization services ratably over the term of the expected customer relationship once the customer has access to the software. SumTotal Systems recognizes the revenue from professional services, which have stand-alone value and are not essential to the functionality of the solution, ratably over the remaining term of the initial contract once the customer has access to the software since the Company is unable to establish an estimate of fair value for the subscription service in accordance with EITF 00-21. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential to the On-Demand subscriptions, SumTotal Systems recognizes no revenue until the services are completed. After the completion of the significant customization or modification of the software and the service start date, the entire arrangement fee is recognized ratably over the term of the expected customer

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems recognizes a loss for direct costs incurred in excess of the contract value as a period expense.

Hosting Revenue

SumTotal Systems provides hosting services to certain customers that own perpetual licenses. Based on the criteria outlined in EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, SumTotal Systems has determined that the vast majority of SumTotal Systems’ hosting arrangements, other than On-Demand subscription contracts, are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 requires SumTotal Systems to recognize the portion of the fee attributable to the license on delivery, while the portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the arrangements fall outside of the scope of SOP No. 97-2, SumTotal Systems recognizes revenue from monthly subscription fees ratably over the term of the contract and any upfront fees over the term of the expected customer relationship under the provisions of SAB No. 104.

Maintenance Revenue

Revenue related to maintenance contracts is recognized ratably over the support term.

Royalty Revenue

SumTotal Systems recognizes royalty revenues from committed minimum royalty arrangements ratably over the contractual term. For royalty arrangements which do not have minimum royalty criteria, revenue is recognized upon the receipt of usage reports provided by SumTotal Systems’ customers.

Allowance for Sales Returns and Doubtful Accounts

SumTotal Systems assesses the credit worthiness of its customers based on multiple sources of information and analyze s such factors as its historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. Because of this assessment, which covers the sales of all SumTotal Systems’ solutions and services, SumTotal Systems maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability of certain customers to make all of their required payments. In making this estimate, SumTotal Systems analyzes historical payment performance, current economic trends, changes in customer demand of its solutions when evaluating the adequacy of the allowance for sales returns and doubtful accounts. A reserve for future sales

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

returns is also established based on historical trends in product return rates and is recorded as a reduction to SumTotal Systems’ revenue and accounts receivable. Accounts receivable are written-off as a decrease to revenue or to the allowance for doubtful accounts when all collection efforts have been exhausted and it is deemed uncollectible.

Commissions

Commissions are generally expensed as they are earned per the terms of the sales compensation plans. SumTotal Systems’ commissions on non-cancelable subscriptions are deferred and amortized to sales expense over the non-cancelable term of the related customer contracts, which are typically 12 to 36 months.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In the fourth quarter of fiscal 2008, SumTotal Systems recorded a non-cash, after-tax charge of $68.5 million for impairment of goodwill primarily triggered by the effects of adverse market conditions that caused a decrease in the Company’s stock price at December 31, 2008. As a part of its annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, SumTotal Systems also evaluated possible impairment of its other intangible assets in accordance with the provisions of SFAS No. 144, based on the future discounted cash flows projections of each intangible asset. There was no impairment of the Company’s other intangible assets on the balance sheet at December 31, 2008. SumTotal Systems had no impairment of long-lived assets for the years ended December 31, 2007 and 2006, respectively.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value for the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. SumTotal Systems considers itself to be one reporting unit as its chief operating decision maker does not currently use product line or geographical financial performance as a basis for business operating decisions.

SFAS No. 142 dictates that if certain circumstances occur, such as a significant adverse change in legal factors, a change in the business climate or other significant changes were to occur at any time during the year outside of the annual impairment testing date, SumTotal Systems is required to evaluate whether a triggering event would indicate that its goodwill had been impaired. Due to market conditions at December 31, 2008, and as a part of its annual impairment testing in the fourth quarter of 2008, the Company conducted its first step test by computing its fair value based on the number of shares outstanding multiplied by their value, which is based on a 30-day closing average at December 31, 2008. This calculated fair value was compared to the carrying value of the Company. Since the carrying value exceeded the fair value as calculated in the first step, SumTotal Systems determined that a triggering event had occurred that caused it to evaluate whether its goodwill had been impaired. SumTotal Systems proceeded to the second test, which included estimation of the fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets. The discounted cash flow approach was utilized to value the identified intangible assets of the Company, which included customer relationships, developed technology and trade names. As a result of the step two test, the carrying value of SumTotal Systems’ goodwill was deemed to exceed the allocated fair value and the Company recorded a non-cash, after-tax charge of $68.5 million for impairment of goodwill, primarily triggered by the effects of adverse market conditions that caused a decrease in its stock price and market capitalization, which approximates the fair value of the Company at December 31, 2008. This charge represented the entire balance of SumTotal Systems’ goodwill.

Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. As a part of its annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, SumTotal Systems also evaluated possible impairment of its other intangible assets in accordance with the provisions of SFAS No. 144, based on the future discounted cash flows projections of each intangible asset. There was no impairment of the Company’s other intangible assets on the balance sheet at December 31, 2008. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable.

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

Research and Development

Costs incurred in the research and development of new software solutions to be marketed and sold are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product or solution is available for general release to customers. Technological feasibility is reached when the product or solution reaches the beta stage using the working model approach. Capitalized costs are amortized based on current and estimated future revenue for each product or solution with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product. SumTotal Systems recorded amortization expenses under SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, of $0, $0 and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Capitalized Software

For other development costs related to software to be used solely for internal use, such as for our on-demand subscription offering, SumTotal Systems follows the guidance of EITF No. 00-2, Accounting for Web Site Development Costs, EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. EITF No. 00-2 sets forth the accounting for website development costs. EITF No. 00-3 sets forth the accounting for software in a hosted arrangement. SOP No. 98-1 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. SumTotal Systems has not capitalized any software development costs for external or internal use for the years ended December 31, 2008, 2007 and 2006.

Advertising

Costs related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006, were $0.9 million, $0.8 million and $0.9 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, and in accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Refer to Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net income per share includes potential dilutive common shares. If SumTotal Systems had been in an income position, potential dilutive common shares would have comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(70,041)	$(7,726)	$(11,954)

Weighted average outstanding shares used to compute basic and diluted net loss per share	31,819	30,405	25,234

Net loss per share, basic and diluted	$(2.20)	$(0.25)	$(0.47)

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the equity awards; including common stock options, restricted stock awards and restricted stock units, and warrants that were excluded from the computation of diluted loss per share because their effects would have been anti-dilutive due to SumTotal Systems’ net loss positions for the periods indicated (in thousands, except per option and warrant amounts):

	Year Ended December 31,
	2008	2007	2006
Equity awards to acquire shares of common stock	7,082	6,473	6,300
Weighted average option price	$5.72	$6.68	$6.80
Warrants to acquire shares of common stock	—	1,424	1,424
Weighted average warrant price	$—	$7.54	$7.81

Foreign Currency Remeasurement and Transactions

The functional currencies of SumTotal Systems’ foreign subsidiaries are the local foreign currencies. All assets and liabilities denominated in foreign currencies are remeasured in USD at the balance sheet date exchange rate. Revenue and expenses are remeasured in USD at the weighted average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are included in accumulated other comprehensive loss. Differences between intercompany accounts caused by currency fluctuations are recorded as a translation adjustment in other comprehensive loss due to their long-term nature. Foreign currency transaction gains and losses are included in other expense, net in the Consolidated Statements of Operations and totaled a gain of $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the third quarter 2006, SumTotal Systems began entering into 30 day forward contracts for USD and GBP amounts to hedge anticipated cash flows from SumTotal Systems’ U.K. subsidiary. These instruments do not qualify for hedge accounting and as such, they are marked-to-market and the change in fair value is recorded as other income. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, which reduced our foreign exchange rate exposure, we did not have any forward currency contracts at December 31, 2008.

For the year ended December 31, 2008, 2007 and 2006, SumTotal Systems experienced an aggregate gain of $0.1 million, a loss of $0.1 million, and a loss of $0.3 million, respectively, on settled forward contracts which are included in other expense, net in the Consolidated Statements of Operations.

Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the years ended December 31, 2008, 2007 and 2006 presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(70,041)	$(7,726)	$(11,954)
Unrealized gain on investments	—	4	2
Foreign currency translation adjustment	(741)	236	(690)

Comprehensive loss	$(70,782)	$(7,486)	$(12,642)

SumTotal Systems’ total comprehensive loss for the years ended December 31, 2008, 2007 and 2006 consisted of net loss, the change in foreign currency translation adjustments and unrealized gain on investments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss at December 31, 2008, consists of foreign currency translation loss adjustments of $837,000 and unrealized gain on investments of $4,000.

Stock-Based Compensation Expense

SFAS No. 123R Share-Based Payment, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rates at December 31, 2008 and 2007 were 13.15% and 11.85%, respectively, and were based on historical compound annual forfeiture experience.

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

Adoption of Accounting Standards

Effective January 1, 2007, SumTotal Systems adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2001 through 2007. Refer to Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements.

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP SFAS No. 157-3 became effective immediately. The application of the provisions of FSP SFAS No, 157-3 did not have a material impact on SumTotal Systems’ financial position, results of operations, or cash flows as of and for the year ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 provided the entity also elects to apply the provision of SFAS No. 157. On January 1, 2008, SumTotal Systems adopted SFAS No. 159, which did not have a material impact on its financial position, results of operations and cash flows.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. Depending on the size, nature and complexity of a future acquisition transaction, the adoption of SFAS No. 141R could have a material effect on SumTotal Systems’ financial position and results of operations.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. FSP SFAS No. 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SumTotal Systems is currently assessing the financial impact the adoption of FSP SFAS No. 142-3 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB believes that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. SFAS No. 162 is in the codification stage at the FASB and is awaiting approval by the FASB on July 1, 2009. SumTotal Systems does not anticipate any financial impact on its financial position, results of operations and cash flows from the adoption of SFAS No. 162.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for fiscal years beginning after December 15, 2008, with

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

early adoption prohibited. SumTotal Systems does not have any investments that are accounted for under the equity method as of December 31, 2008 and does not anticipate any financial impact on its financial position, results of operations and cash flows from the adoption of EITF No. 08-6.

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF No. 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SumTotal Systems does not currently have any defensible intangible assets as of December 31, 2008 and does not anticipate any financial impact on its financial position, results of operations and cash flows from the adoption of EITF No. 08-7.

NOTE 3: BALANCE SHEET COMPONENTS

Prepaid and Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	December 31,
	2008	2007
Prepaid and deferred cost of sales	$2,305	$2,114
Prepaid event costs	371	173
Prepaid expenses and other	1,316	1,326
Deferred tax asset	312	164
Prepaid insurance	176	193
Prepaid rent and deposits	473	362

Total prepaid and other current assets	$4,953	$4,332

Prepaid cost of sales consists of payment to third party vendors for which the cost will be amortized over the same period as the maintenance and royalty revenue to which it relates.

Other Assets

The following table sets forth the components of other assets (in thousands):

	December 31,
	2008	2007
Deposits and other	$774	$793
Prepaid loan costs	130	303
Prepaid insurance	52	117
Prepaid commissions	541	54
Deferred tax asset	289	96

Total other assets	$1,786	$1,363

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Compensation and Benefits

The following table sets forth the components of accrued compensation and benefits (in thousands):

	December 31,
	2008	2007
Accrued commissions	$1,602	$2,689
Accrued vacation pay	3,366	2,917
Other accrued compensation and benefits	2,149	3,024

Total accrued compensation and benefits	$7,117	$8,630

NOTE 4: SHORT-TERM INVESTMENTS

The amortized cost and fair values of SumTotal Systems’ short-term investments are as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$1,200	$—	$—	$1,200
Commercial paper	2,585	5	—	2,590

Total marketable securities	$3,785	$5	$—	$3,790

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and debentures	$12,029	$5	$(2)	$12,032
Commercial paper	18,110	2	(1)	18,111

Total marketable securities	$30,139	$7	$(3)	$30,143

The cost of securities sold is determined based on the specific identification method. The December 31, 2008 short-term investments consist primarily of taxable, investment grade and liquid, corporate bonds, debentures and commercial paper with maturities or callable dates between three months to one year. The unrealized decline in the fair value of these investments is primarily related to changes in interest rates and is considered temporary in nature.

NOTE 5: PROPERTY AND EQUIPMENT

Depreciation and amortization expense was $4.7 million, $4.1 million and $2.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, SumTotal Systems disposed of assets with a gross book value of $1.4 million resulting in a loss of $21,000 on their disposal.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Leasehold improvements	$1,286	$1,484
Computer equipment and software	17,549	16,444
Furniture and fixtures	1,762	1,887

	20,597	19,815
Less accumulated depreciation and amortization	(14,465)	(11,914)

Total property and equipment, net	$6,132	$7,901

NOTE 6: ACQUISITIONS AND INTANGIBLE ASSETS

MindSolve Acquisition

On November 14, 2006, SumTotal Systems acquired MindSolve, a leading provider of Performance Management solutions and services for the delivery and administration of performance appraisals, multi-source assessments, career and succession planning, goal tracking functions and accountability management.

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

Goodwill of $6.2 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, was not amortized, but was instead tested for impairment at least annually, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. In the fourth quarter of 2008, SumTotal Systems recorded an goodwill impairment charge of $68.5 million that included the $6.2 million of goodwill recorded in the MindSolve acquisition. This non-cash, after-tax impairment of goodwill was primarily caused by the effects of adverse market conditions that caused a decrease in the Company’s stock price at December 31, 2008. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were discounted to the present value, using a discount rate of 20%, to estimate the value of the IPR&D. These projects were completed in 2007.

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve officer. Both notes payable were paid off as of December 31, 2008. In addition, effective with the MindSolve acquisition, SumTotal Systems had change of control payments to be made to certain employees of MindSolve who are now employees of SumTotal Systems. These are contractual change of control payments and are being accrued ratably over the contractual performance period and were expected to total $1,544,000, of which $956,000 and $588,000 were paid in 2007 and 2008, respectively.

The results of operations of MindSolve since November 14, 2006 are included in SumTotal Systems’ statement of operations.

The unaudited pro forma financial information in the year ended December 31, 2006 combines the historical results for SumTotal Systems year ended December 31, 2005 and the historical results for MindSolve for the period from January 1, 2006 to November 14, 2006. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

Year Ended December 31, 2006
Total revenue	$108,634

Net loss	$(13,517)

Net loss per share, basic and diluted	$(0.52)

Weighted average common shares outstanding, basic and diluted	26,052

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

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets are as follows (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Acquired technology	$13,312	$(12,495)	$817
Customer installed-base relationships	17,094	(11,249)	5,845
Customer hosted relationships	1,014	(971)	43
Customer contract relationships	8,525	(8,146)	379

	$39,945	$(32,861)	$7,084

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$68,461	$—	$68,461

Intangible assets:
Acquired technology	$13,312	$(11,178)	$2,134
Customer installed-base relationships	17,094	(7,844)	9,250
Customer hosted relationships	1,014	(768)	246
Customer contract relationships	8,525	(7,231)	1,294
Non-compete covenant	980	(980)	—

	$40,925	$(28,001)	$12,924

Goodwill and intangible assets activities during the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Balance at December 31, 2007	Additions	Amortization/ Impairment	Balance at December 31, 2008
Goodwill	$68,461	$—	$(68,461)	$—

Intangible assets:
Acquired technology	$2,134	—	(1,317)	$817
Customer installed-base relationships	9,250	—	(3,405)	5,845
Customer hosted relationships	246	—	(203)	43
Customer contract relationships	1,294	—	(915)	379

	$12,924	$—	$(5,840)	$7,084

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2006	Additions	Amortization	Balance at December 31, 2007
Goodwill	$68,461	$—	$—	$68,461

Intangible assets:
Acquired technology	$4,485	—	(2,351)	$2,134
Customer installed-base relationships	12,676	—	(3,426)	9,250
Customer hosted relationships	449	—	(203)	246
Customer contract relationships	3,518	—	(2,224)	1,294
Non-compete covenant	199	—	(199)	—

	$21,327	$—	$(8,403)	$12,924

The change in the gross carrying amount of goodwill in fiscal year 2008 represents the impairment of $68.5 million. The change in gross intangible assets carrying amount from December 31, 2007 to December 31, 2008 represents the $1.0 million write-down of the fully amortized intangible assets.

There was no impairment of goodwill or intangible assets in the years ended December 31, 2007 and 2006.

The following represents the expected future annual amortization of intangible assets as of December 31, 2008 (in thousands):

Amortization
2009	4,038
2010	1,841
2011	1,080
2012	125

$7,084

NOTE 8: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	December 31,
	2008	2007
Credit facility	$4,375	$4,375
Litigation settlement	292	1,116
MindSolve shareholder	—	666

Total current portion of notes payable	$4,667	$6,157

The non-current portion of notes payable consists of the following (in thousands):

	December 31,
	2008	2007
Credit facility	—	$4,375
Litigation settlement	—	286

Total non-current portion of notes payable	$—	$4,661

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility

Concurrent with the closing of the acquisition of Pathlore on October 4, 2005, SumTotal Systems entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price and to provide for its ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned SumTotal Systems $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million (the “Revolver”), as adjusted, to meet the working capital requirements of the business.

The credit facility, as amended at various times, included interest on a scalable schedule of the base rate, with a 6% minimum, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. On August 26, 2008, SumTotal Systems entered into an amendment of its credit facility to remove the contractual 6% minimum rate. SumTotal Systems agreed to perform an initial transfer of $25.0 million to a Wells Fargo investment account, and maintain at least 50% of its total aggregate amount of invested cash and cash equivalents at all times thereafter until the loan is fully repaid. As of December 31, 2008, SumTotal Systems’ interest rate under the credit facility was a LIBOR rate of 4.15% plus 2%, resulting in a total calculated interest rate of 6.15%. The Term Loan is due in principal installments of $1,093,750 quarterly and is secured by all of SumTotal Systems’ assets. The Term Loan and any remaining balance on the Revolver are due and payable on October 5, 2009. Any interest due on the Revolver must be paid at least every three months.

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of December 31, 2008, SumTotal Systems had $48.1 million, comprised of $43.3 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of December 31, 2008. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay the outstanding credit facility of $4.4 million at December 31, 2008.

In accordance with the terms of the Term Loan, SumTotal Systems made total payments of $4.8 million to Wells Fargo Foothill during 2008, of which $4.4 million and $0.4 million were principal and interest, respectively.

SumTotal Systems has an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, the Company has $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 of the Revolver was available for borrowings at December 31, 2008. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes. SumTotal Systems had no forward contracts at December 31, 2008.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive loss for the years ended December 31, 2008, 2007 and 2006 was a foreign translation loss of $0.7 million, a gain of $0.2 million, and a gain of 0.4 million, respectively. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The remaining liability of $0.3 million is included in current notes payable on the accompanying Consolidated Balance Sheet at December 31, 2008 and will be fully settled in January 2009.

MindSolve Shareholder

In connection with the MindSolve acquisition in November 2006, SumTotal Systems established two notes payable in the amount of $719,000 each to a former MindSolve shareholder. Both notes payable were fully settled as of December 31, 2008. Refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements for a further discussion of the MindSolve acquisition.

NOTE 9: RESTRUCTURING

The following table depicts the 2008 and 2007 restructuring activity (in thousands):

	Balance at December 31, 2007	Additions	Reductions/Cash Expenditures	Balance at December 31, 2008
Vacated facilities	$9	$—	$(9)	$—
Employee severance and other benefits	91	163	(254)	—

	$100	$163	$(263)	$—

	Balance at December 31, 2006	Additions	Reductions/Cash Expenditures	Balance at December 31, 2007
Vacated facilities	$714	$—	$(705)	$9
Employee severance and other benefits	161	759	(829)	91

	$875	$759	$(1,534)	$100

Obligations for restructured facility leases were accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on existing market expectations. Of these restructured leases, only the Bellevue, Washington lease was outstanding as of December 31, 2007. During the fourth quarter of 2007, SumTotal Systems recorded a restructuring charge of $759,000 in employee severance and other related costs to reduce expenses and realign business structure with the new direction of the Company. The addition to the restructuring charge for employee severance and other related costs in 2008 resulted primarily from extensions of severance packages to certain employees. All the liabilities were paid off as of December 31, 2008.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space in Mountain View, California; Bellevue, Washington; Gainesville, Florida; Columbus, Ohio; Rochester, New York; Tokyo, Japan; Paris, France; Datchet, United Kingdom; Frankfurt, Germany; Hyderabad, India; and Beijing, People’s Republic of China; and certain equipment under

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cancelable operating leases expiring in years through 2014. Rent expense under operating leases was $2.8 million, $2.8 million and $2.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Future payments under operating lease obligations at December 31, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases	$10,413	$2,864	$2,103	$1,740	$1,749	$1,813	$144

SumTotal Systems has entered into various arrangements with software license subscriptions and hosting services vendors with original periods expiring through 2011 totaling $1.4 million and $1.1 million, respectively.

Contingencies

In the event of a change of control and the subsequent termination of any of SumTotal Systems’ Section 16 officers in a manner defined in the agreement as a termination event, the Company will be obligated to pay the officer certain compensation and benefits, including: one year of the officer’s base salary to be paid over a one year period, 100% of the officer’s target bonus payable in one lump sum within five days, full acceleration of outstanding equity awards and continuing health coverage for up to one year, as more fully described in our Amended and Restated Change of Control Agreement. In addition to this change of control agreement, the terms of SumTotal Systems’ Chief Executive Officer’s employment offer letter provides that if, prior to December 31, 2009, his employment is terminated other than for cause or good reason, he would be entitled to be paid one year’s base salary, 100% of his targeted annual bonus and other benefits as described in his offer letter.

From time-to-time, third-parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including; claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on its future business, operating results and/or financial condition.

In addition to the contractual and commercial commitments and contingent liabilities listed above, we had a liability for deferred revenue of $34.5 million at December 31, 2008 and $36.8 million at December 31, 2007. Deferred revenue is created when SumTotal Systems bills clients for product or services prior to recognition of the related revenue. Approximately 10%, 51% and 39% of deferred revenue in 2008 resulted from license contracts with acceptance issues or royalty and rental revenue which are recorded as revenue as they are earned; contracts to deliver support and maintenance for our software solutions; and contracts to deliver professional services, including consulting, training, hosting and on-demand subscriptions, for our software solutions, respectively. These contracts typically have terms of one year, therefore SumTotal Systems recognizes the revenue ratably over their life. When the contracts expire, SumTotal Systems contacts the client to renew their contract, however does not record accounts receivable or deferred revenue until a purchase order, contract amendment or payment is received.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification and warranty provisions contained within SumTotal Systems’ customer license and service agreements are generally consistent with those prevalent in the industry. The duration of product warranties are generally between 90 to 365 days following delivery of the solutions. Significant obligations under customer indemnification or warranty provisions have not been incurred historically and are not expected in the future. Accordingly, accruals for potential customer indemnification or warranty-related obligations are not maintained.

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

NOTE 12: TREASURY SHARE PURCHASES

On August 20, 2007, SumTotal Systems’ Board of Directors authorized the repurchase of up to $15.0 million of SumTotal Systems’ outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. SumTotal Systems intends to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate SumTotal Systems to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at SumTotal Systems’ discretion. As of December 31, 2008, SumTotal Systems has purchased 1,670,272 shares of common stock for an aggregate cost of $7.7 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
August 20, 2007	—	—	—	$15,000,000
August 20, 2007 – December 31, 2007	628,243	$5.34	$3,352,892	11,647,108
January 1, 2008 – December 31, 2008	1,042,029	4.21	4,390,824	7,256,284

Total	1,670,272	$4.64	$7,743,716	$7,256,284

NOTE 13: STOCKHOLDERS’ EQUITY

Common Stock

On May 23, 2007, SumTotal Systems sold $35.1 million of common stock in a registered direct offering to accredited investors. SumTotal Systems incurred $2.4 million of transaction fees and expenses associated with

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the offering. The shares were offered through a prospectus supplement pursuant to SumTotal Systems’ effective $75 million shelf registration statement. The shelf registration statement, which was filed with the SEC and became effective in October 2006, allows SumTotal Systems to offer and sell an aggregate of $75 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement. The transaction involved the sale of 5,407,571 shares of SumTotal Systems’ common stock at a purchase price of $6.50 per share. The net proceeds of the transaction have been and may be used for general corporate purposes, to repay or prepay debt and/or investments and acquisitions. As of December 31, 2008, there was $39.9 million in debt and equity securities eligible to be sold through the shelf registration statement.

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

Warrants

As of December 31, 2008, SumTotal Systems has no outstanding warrants to purchase shares of its common stock.

On June 20, 2003, SumTotal Systems sold to certain accredited investors a total of 2,378,453 shares of its common stock at a price of $5.23 per share in a private placement transaction. SumTotal Systems also sold warrants to purchase 832,445 shares of common stock at an exercise price of $5.96 per share. An anti-dilution clause was triggered by the IpLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in an adjustment to the exercise price for the warrants from $5.96 to $5.95 per share. The purchase price for the warrants was $0.39 per warrant. Craig-Hallum Capital Group, LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was $12,771,000 and the placement agent was issued warrants for the purchase of an additional 118,922 shares on the same terms as the warrants issued to investors. On December 1, 2006, warrant holders in the June 20, 2003 Investors group exercised an aggregate of 113,720 warrants in a “cashless exercise” which resulted in the issuance of 17,331 common shares. The aforementioned warrants outstanding at December 31, 2007 expired on June 20, 2008.

In transactions closing on November 20, 2001 and December 10, 2001, SumTotal Systems sold 1,173,184 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the purchase of the common stock, SumTotal Systems issued the investors warrants for the purchase of an additional 586,592 shares of common stock at an exercise price of $12.55 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $12.55 per share to $10.48. An anti-dilution clause was also triggered by the IpLearn litigation settlement in 2006 (refer to Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements), resulting in another adjustment to the exercise price for the warrants from $10.48 to $10.46 per share. Most recently, an anti-dilution clause was triggered by the registered direct offering transaction closing in May 2007 resulting in an adjustment to the exercise price of the warrants from $10.48 per share to $9.80 per share. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 20,467 common shares on November 20, 2001 which expired on November 20, 2006, and for the purchase of 8,990 common shares on December 10, 2001 which expired on December 10, 2006, both at an exercise price of $7.15 per share. An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $7.84 per share to $7.16. An anti-dilution clause was triggered by the IpLearn litigation settlement in 2006, as described in Note 6, Acquisitions and Intangible Assets, in the Notes to the Consolidated Financial Statements, resulting in another adjustment to the exercise price for the warrants from $7.16 to $7.15 per share. The aforementioned warrants outstanding at December 31, 2007 expired on November 18, 2008, November 20, 2008 and December 10, 2008.

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

On February 1, 2006, SumTotal Systems amended the plan for future offering periods to change the offering price to 90% of the lesser of the fair market value of the shares on the first day of an offering period or the fair market value of the shares on the purchase date and shortened the offering period from twenty-four months to six months. The change was made in order to reduce the expense charged to future statements of operations as a

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of SumTotal Systems implementing SFAS No. 123R. The stock-based compensation expense associated with the ESPP was $145,000, $282,000 and $177,000 in 2008, 2007 and 2006, respectively.

At the Annual Meeting of Stockholders of SumTotal System, Inc. held on June 6, 2008, stockholders approved the Company’s amended and restated 1999 Employee Stock Purchase Plan. The material changes made to the plan included amending the 1999 Employee Stock Purchase Plan so that: (i) 1,350,000 shares of the Company’s common stock were reserved for issuance under the plan; (ii) the provision in the plan providing for automatic annual increases in the number of shares reserved for issuance under the plan was deleted; (iii) the dates of the two semi-annual offering periods in the plan were changed and (iv) the plan was extended for a new ten year term through 2018.

The ESPP will continue until the earlier to occur of: (1) termination of the ESPP by the SumTotal Systems Board of Directors; (2) the total number shares purchased under the plan reaches the maximum allowed by the plan; or (3) February 21, 2018.

As of December 31, 2008 and 2007, there were 1,350,000 and 299,806 shares, respectively, reserved for issuance under the plan.

Equity Incentive Plans

SumTotal Systems has adopted equity incentive plans and assumed equity incentive plans from acquisitions (the “Plans”) that provide for the issuance of stock options and other equity awards to officers, employees, consultants and directors to acquire up to 7,725,521 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month thereafter for the next three years. All canceled awards revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan (the “IntelliPrep Plan”).

At the time of the acquisition of Docent, stockholders approved a total of 3,000,000 shares of SumTotal Systems’ common stock to be reserved for issuance under the SumTotal Systems 2004 Equity Incentive Plan (“the 2004 Plan”). The 2004 Plan provides for the grant of the following types of incentive awards that are referred to individually as an “Award”:

•	stock options;

•	stock appreciation rights;

•	stock awards, restricted stock awards and restricted stock units; and

•	performance units and performance shares.

Those who are eligible for Awards under the plan include employees, directors, consultants, independent contractors or other persons who provide services to SumTotal Systems and its affiliates.

Like a restricted stock award, a restricted stock unit is a grant valued in terms of company stock. Unlike a restricted stock award, no company stock is issued at the time of a restricted stock unit grant, therefore no Special Tax 83(b) election can be made upon vesting. After a grant recipient satisfies the vesting requirement, SumTotal Systems distributes shares or the cash equivalent of the number of shares used to value the unit. Vesting periods can be met by the passage of time, or by company or individual performance. If the recipient does not meet the conditions SumTotal Systems set forth prior to the end of the vesting period, the shares are typically forfeited.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the Annual Meeting of Stockholders of SumTotal System, Inc. held on June 9, 2006, stockholders approved an amendment to SumTotal Systems’ 2004 Plan increasing the number of shares reserved for issuance under the 2004 Plan by 1,500,000 shares.

At the Annual Meeting of Stockholders of SumTotal System, Inc. held on June 6, 2008, stockholders approved an amended and restated 2004 Equity Incentive Plan, increasing the common stock reserve for issuance under the plan by 2,000,000 shares.

The weighted average valuation of options and awards granted was $2.77, $5.29 and $5.01 for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of SumTotal Systems’ stock option and restricted awards activity is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	294,255	6,905,489	$7.24
Additional shares reserved	1,500,000	—	—
Options granted	(1,283,686)	1,283,686	6.17
Options exercised	—	(556,095)	3.84
Options canceled	1,333,003	(1,333,003)	9.73
Restricted stock canceled	56,250	—	0.001
IntelliPrep Plan	(46,802)	—	—

Balance at December 31, 2006	1,853,020	6,300,077	6.80
Options granted	(1,450,730)	1,450,730	6.97
Restricted stock granted	(28,500)	—	0.001
Restricted stock units granted	(66,500)	—	—
Options exercised	—	(424,076)	5.15
Options canceled	919,755	(919,755)	8.20
Restricted stock canceled	25,000	—	0.001

Balance at December 31, 2007	1,252,045	6,406,976	$6.74
Additional shares reserved	2,000,000	—	—
Options granted	(1,275,925)	1,275,925	3.61
Restricted stock units granted	(470,880)	—	—
Options exercised	—	(96,521)	2.86
Options canceled	1,005,991	(1,005,991)	6.94
Restricted stock canceled	41,295	—	0.001
Restricted stock traded for taxes	17,008	—	—
Intelliprep Plan	(9,881)	—	—

Balance at December 31, 2008	2,559,653	6,580,389	$6.16

Restricted awards outstanding at December 31, 2008		502,002	$0.001

Options and restricted awards outstanding at December 31, 2008		7,082,391	$5.72

On October 31, 2007, the Compensation Committee approved an offer letter grant to a senior executive a restricted stock grant of 28,500 shares at a grant date fair value of $5.03 per share and purchase consideration of $0.001 per share, subject to time based vesting over a period of four years, and a restricted stock unit grant of up

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 66,500 restricted stock units, subject to performance and time based vesting over a period of four years. As of December 31, 2008, 23,393 shares have had restrictions released pursuant to the vesting provisions described above, and 29,925 shares were canceled subject to performance vesting requirements.

On May 26, 2005, the Compensation Committee granted to four senior executives a total of 275,000 shares of restricted stock at a grant date fair value of $4.30 with purchase consideration of $0.001 per share, containing vesting provisions of 25% after one year, 25% after two years and the remaining 50% after three years. Since the date of the grant, a total of 200,000 in unvested shares have been canceled as a result of executives who left the employment of SumTotal Systems prior to vesting. As of December 31, 2008, the remaining 75,000 shares have had restrictions released pursuant to the vesting provisions described above.

The following tables summarize information concerning currently outstanding and exercisable options and awards at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 1.07- 2.54	241,181	3.22	$2.13	241,181	$2.13
2.79- 3.21	922,818	9.54	3.19	46,393	3.02
3.62- 4.34	734,027	3.93	4.00	626,814	3.97
4.39- 4.47	684,066	5.89	4.46	544,949	4.46
4.49- 5.03	698,498	7.31	4.73	368,510	4.70
5.04- 6.49	682,135	5.43	5.88	519,405	5.84
6.50- 7.07	918,008	6.04	6.92	607,483	6.89
7.13- 7.60	134,583	5.43	7.33	110,695	7.34
7.62- 7.62	724,665	4.87	7.62	724,665	7.62
7.68-83.42	840,408	4.29	13.01	717,850	13.86

$ 1.07-83.42	6,580,389	5.86	$6.16	4,507,945	$6.83

	Restricted Awards Outstanding			Restricted Awards Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
$ 0.00-0.001	502,002	1.27	$0.001	—	—

$ 0.00-0.001	502,002	1.27	$0.001	—	—

The aggregate intrinsic value for options and awards outstanding as of December 31, 2008 was $1.6 million and the aggregate intrinsic value for options and awards exercisable was $1.2 million. The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.1 million. The total intrinsic value of shares issued under the employee stock purchase plan during the year ended December 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively. The fair value of options and restricted stock vested was $5.0 million for the year ended December 31, 2008. As of December 31, 2008, total unrecognized compensation costs related to non-vested stock options was $8.7 million, which is expected to be recognized as expense over a weighted average period of 2.9 years.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2008	2007	2006
Risk-free rate	2.95%	4.62%	4.90%
Expected volatility	61.30%	87.86%	98.24%
Expected life (years)	5.67	6.17	6.25

The weighted-average fair value calculations for SumTotal Systems’ Employee Stock Purchase Plan (“ESPP”) shares within the period are based on the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free rate	2.0%	5.05%	4.86%
Expected volatility	57.03%	54.87%	42.03%
Expected life (years)	0.5	0.5	0.5

The following table summarizes stock-based compensation expense related to employee stock options, shares associated with the ESPP and restricted stock and restricted stock units under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006 which was allocated as follows (in thousands):

	Year Ended December 31, 2008,	Year Ended December 31, 2007,	Year Ended December 31, 2006,
Subscriptions and support	$257	$268	$246
Service	600	549	769

Total costs of revenue	857	817	1,015
Research and development	699	590	526
Sales and marketing	1,274	1,072	1,041
General and administrative	2,184	2,024	1,576

Stock-based compensation included in operating expenses	4,157	3,686	3,143

Total stock-based compensation expense	$5,014	$4,503	$4,158

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Reserved for Issuance

SumTotal Systems had common stock reserved for future issuance at December 31, 2008 as follows (in thousands):

Stock option plans	9,642
ESPP	1,350
Registered direct offering	92

Total shares reserved for issuance	11,084

NOTE 14: SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. SumTotal Systems’ chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements of operations. Currently, the CEO does not use product line financial performance as a basis for business operating decisions. Therefore, SumTotal Systems has determined that it is a single operating and reporting segment.

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$98,412	77.7%	$97,219	79.7%	$83,861	79.1%
Other Americas	7,046	5.6%	6,183	5.1%	5,148	4.9%

Total Americas	105,458	83.3%	103,402	84.8%	89,009	84.0%
Europe, Middle East and Africa	17,512	13.8%	14,023	11.5%	13,050	12.3%
Asia/Pacific	3,676	2.9%	4,499	3.7%	3,929	3.7%

Total revenue	$126,646	100.0%	$121,924	100.0%	$105,988	100.0%

For the years ended December 31, 2008, 2007 and 2006, international revenue from SumTotal Systems’ foreign subsidiaries accounted for 22%, 20% and 21%, respectively, of total revenue.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, and other long-term assets by geographic location are as follows (in thousands):

	December 31,
	2008	2007
United States	$12,972	$87,835
Europe, Middle East and Africa	151	279
India	1,703	2,396
Asia/Pacific	176	139

Total long-lived assets	$15,002	$90,649

No customers accounted for greater than 10% of SumTotal Systems’ total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

No customer accounted for greater than 10% of SumTotal Systems’ accounts receivable, net of allowance for sales returns and doubtful accounts at December 31, 2008 and 2007, respectively.

NOTE 15: INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(71,921)	$(9,284)	$(13,161)
Foreign	2,632	1,775	1,219

	$(69,289)	$(7,509)	$(11,942)

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(17)	$13	$—
State	101	—	—
Foreign	1,106	244	12

	1,190	257	12

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(438)	(40)	—

	(438)	(40)	—

	$752	$217	$12

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SumTotal Systems’ income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at statutory rate of 34%	$(23,558)	$(2,553)	$(4,060)
State taxes, net of federal benefit	66	—	—
Operating losses not benefited	1,026	3,040	4,015
Tax contingency reserve	329	98	—
R&D credits utilized	(153)	—	—
Permanent differences:
IPR&D write-off	—	—	381
Goodwill impairment	23,277
Other permanent differences	187	117	78
Alternative minimum tax	139	—	—
Foreign taxes (taxed at varying rates)	(561)	(485)	(402)

	$752	$217	$12

As of December 31, 2008, SumTotal Systems had federal net operating loss carry-forwards (“NOL”) and research and development (“R&D”) tax credit carry-forwards available to offset future taxable income and future income taxes, respectively, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2009	$31,016	$506
From 2010 through 2015	69,145	1,337
From 2016 through 2028	225,138	3,764

	$325,299	$5,607

As of December 31, 2008, SumTotal Systems had NOL carry-forwards for state tax purposes of $99 million.

Included in the December 31, 2008, valuation allowance is $4.7 million related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

SumTotal Systems’ ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2009, if not utilized. SumTotal Systems estimates that $198 million of the NOL carry-forwards will not be utilizable because of the Internal Revenue Code Section 382 limitation.

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred income tax assets:
Federal and State net operating loss carry-forwards	$115,086	$117,527
Foreign net operating loss carry-forwards	816	3,509
R&D tax credit carry-forwards	6,883	6,723
Other provisions and expenses not currently deductible	5,530	4,309

Gross deferred tax assets	128,315	132,068
Valuation allowance for deferred tax assets	(126,123)	(128,422)

Net deferred tax assets	2,192	3,646

Deferred income tax liabilities:
Intangible assets	(1,591)	(3,483)

Total deferred tax liabilities	(1,591)	(3,483)

Net deferred tax assets	$601	$163

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets decreased $2.3 million, $0.7 million and $0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively. In addition to valuation allowance changes due to continuing operations in 2008, the valuation allowance decreased $0.4 million related to expiration of NOLs and tax credits, and other adjustments. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

A provision has not been made at December 31, 2008, for U.S. or additional foreign withholding taxes on $5.8 million of undistributed earnings from the SumTotal Systems’ foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings. The Indian subsidiary is operating under a “tax holiday” agreement that reduces its India corporate income tax to zero until the year 2010, but earnings are subject to a minimum tax.

In conjunction with its FIN No. 48 evaluation, SumTotal Systems reviewed the uncertain tax positions including net loss carry-forwards, research and development credits, transfer pricing arrangements, permanent establishment and nexus for state income taxes. The analysis under FIN No. 48 resulted in a current year charge to tax expense of $229,000 for Japan and $215,000 for India.

Under FIN No. 48, SumTotal Systems recognized a $444,000 increase in liability for unrecognized tax benefits and an accrual for interest and penalties of $38,000, which were together accounted for as a $334,000 increase to current tax expense and as a $148,000 increase in deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties (in thousands) is as follows:

Balance at January 1, 2008	$401
Additions based on tax positions related to the current year	444
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$845

SUMTOTAL SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SumTotal Systems has unrecognized tax benefits of $401,000 and accrued interest and penalties of $62,000 as of January 1, 2008, all of which if recognized would result in a reduction of our effective tax rate. SumTotal Systems recorded an increase of its unrecognized tax benefits of $444,000 and accrued interest and penalties of $38,000 for the period from January 1, 2008 to December 31, 2008.

In accordance with FIN No. 48, SumTotal Systems has decided to classify interest and penalties as a component of income tax expense. Interest and penalties were $62,000 at December 31, 2007 and are included in accrued liabilities. During 2008, SumTotal Systems accrued additional interest and penalties related to unrecognized tax liabilities for prior years of $38,000 in the income tax provision. Interest and penalties totaling $100,000 at December 31, 2008 are not included in the above table. SumTotal Systems is subject to audit by various taxing authorities for open returns from 2001 through 2007.

NOTE 16: EMPLOYEE BENEFIT PLANS

SumTotal Systems has adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), to provide for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees to contribute up to 60% of their pre-tax salary, subject to a maximum IRS contribution limit, for the year ended December 31, 2008, subject to certain limitations. The 401(k) Plan provides for employer matching contributions at the discretion of the Board of Directors.

Starting in January 2006, all eligible employees who elect to participate in the Plan receive a company matching contribution of 50% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are paid by SumTotal Systems with employee contributions. The employee vests into these company-match contributions at 30% after one-year, 60% after two years and 100% after three-years of employment with SumTotal Systems or its subsidiaries. Total contributions by SumTotal Systems to the SumTotal Systems 401(k) Plan for the year ended December 31, 2008 were $0.9 million.

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

NOTE 17: SUBSEQUENT EVENT

In January 2009, SumTotal Systems made total payments of $4.5 million to Wells Fargo Foothill to pay off its outstanding Term Loan under the credit facility agreement, of which $4.4 million and $0.1 million were principal and interest, respectively. Included in the $4.4 million principal payments were a $1.1 million quarterly installment and a $3.3 million prepayment of the remaining principal.

In January 2009, SumTotal Systems announced that it will be incurring a restructuring charge in the first quarter of 2009 for a reduction in its workforce to reduce its cost structure. The restructuring charge is anticipated to be $1.5 million; however there are presently no assurances as to the final amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report regarding its assessment of our internal control over financial reporting as of December 31, 2008, which appears as the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the front of the Consolidated Financial Statements.

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

Information with respect to our directors and executive officers may be found in our 2009 Proxy Statement under the headings titled “Proposal 1—Election of Directors” and “Executive Officers,” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found in our 2009 Proxy Statement under the heading titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information with respect to our Code of Ethics may be found in our 2009 Proxy Statement under the heading titled “Board Committees and Meetings” and is incorporated herein by reference. To the extent permissible under NASDAQ and SEC rules, we intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our web site at: www.sumtotalsystems.com under the heading “Our Company—Investor Relations—Corporate Governance.”

Information with respect to our Audit Committee may be found in our 2009 Proxy Statement under the heading titled “Audit Committee” and is incorporated herein by reference.

ITEM 11. EXECUTIVE	COMPENSATION

Information with respect to director and executive compensation may be found in our 2009 Proxy Statement under the headings titled: “2008 Director Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal 2008 Year-End,” “Option Exercises and Stock Vested,” “Compensation Discussion and Analysis,” “Option Exercises and Stock Vested,” and “Compensation Discussion and Analysis.” and is incorporated herein by reference.

Information with respect to our Compensation Committee may be found in our 2009 Proxy Statement under the headings titled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and related shareholder matters may be found in our 2009 Proxy Statement under the headings titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Summary” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and our independent directors may be found in our 2009 Proxy Statement under the headings titled “Certain Relationships and Related Transactions” and “Board Committees and Meetings” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services of our principal accountant may be found in our 2009 Proxy Statement under the heading titled “Fees Paid to Principal Accountants” and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

Refer to the Exhibits Index below.

(b)	Exhibits Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 9, 2008)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	Amended and Restated SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed on April 29, 2008)

10.5*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registration Statement on Form S-8 filed with the SEC on July 31, 2008 (No. 333-152687))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Change of Control Agreement, amended on December 3, 2008

10.8*	2008 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2008)

10.9*	Transition and Separation Agreement between SumTotal Systems, Inc. and Donald E. Fowler, dated October 20, 2008. (incorporated by reference to Form 8-K filed October 20, 2008)

10.10*	Offer Letter, dated October 15, 2008 between SumTotal Systems, Inc. and Arun Chandra (incorporated by reference to Form 8-K filed on October 20, 2008)

10.11*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.12*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.13	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.14	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.15	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2007)

10.16	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006)

10.17*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.18	Fourth Amendment and Consent to Credit Agreement dated June 19, 2007 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 10-Q filed August 7, 2007)

10.19	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Form 10-Q filed November 8, 2007)

10.20*	Independent Contractor Agreement between the Company and Erika Rottenberg dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 6, 2008)

10.21	Waiver and Sixth Amendment to the Credit Agreement dated August 28, 2008 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 6, 2008)

10.22*	Form of Stock Unit Award Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 8, 2008)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

March 10, 2009	/s/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)

Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on behalf of the Registrant in the capacities and on the dates indicated.

SUMTOTAL SYSTEMS, INC.

March 10, 2009 Date	/s/ ARUN CHANDRA Arun Chandra, Chief Executive Officer and Director

March 5, 2009 Date	/s/ JACK ACOSTA Jack Acosta, Chairperson

March 5, 2009 Date	/s/ JOHN W. CONÉ John W. Coné, Director

March 5, 2009 Date	/s/ DONALD E. FOWLER Donald E. Fowler, Director

March 9, 2009 Date	/s/ ALI R. KUTAY Ali R. Kutay, Director

March 6, 2009 Date	/s/ SALLY NARODICK Sally Narodick, Director

March 9, 2009 Date	/s/ KEVIN OAKES Kevin Oakes, Director

March 9, 2009 Date	/s/ VIJAY VASHEE Vijay Vashee, Director

SCHEDULE II

SUMTOTAL SYSTEMS, INC.

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Year	Additions from Acquisitions	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2008:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(722)	$—	$(204)	$47	$(879)
Year ended December 31, 2007:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(899)	$—	$(241)	$418	$(722)
Year ended December 31, 2006:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$(1,407)	$—	$(72)	$580	$(899)

EXHIBITS

(b)	Exhibits Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 9, 2008)

10.1*	Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents (incorporated by reference to Click2learn’s Registration Statement on Form S-1 filed on April 1, 1998, as amended)

10.2*	Click2learn’s 1998 Equity Incentive Plan, as amended (incorporated by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	IntelliPrep Technologies, Incorporated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Click2learn’s Registration Statement on Form S-8 filed June 26, 2001)

10.4*	Amended and Restated SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed on April 29, 2008)

10.5*	Amended and Restated SumTotal Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 for Registration Statement on Form S-8 filed with the SEC on July 31, 2008 (No. 333-152687))

10.6*	Revised Form of Indemnification Agreement (incorporated by reference to Annual Report on Form 10-K filed on August 1, 2005)

10.7*	Form of Change of Control Agreement, amended on December 3, 2008

10.8*	2008 Executive and Management Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2008)

10.9*	Transition and Separation Agreement between SumTotal Systems, Inc. and Donald E. Fowler, dated October 20, 2008. (incorporated by reference to Form 8-K filed October 20, 2008)

10.10*	Offer Letter, dated October 15, 2008 between SumTotal Systems, Inc. and Arun Chandra (incorporated by reference to Form 8-K filed on October 20, 2008)

10.11*	Docent 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent Inc.’s Registration Statement on Form S-1 (No. 333-34546))

10.12*	Docent 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Docent Inc.’s Registration Statement on Form S-8 (No. 333-48326))

10.13	Credit Agreement by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. entered into as of October 4, 2005 (incorporated by reference to Form 8-K filed October 6, 2005)

10.14	First Amendment to Credit Agreement and Waiver dated October 21, 2005 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 28, 2006)

10.15	Second Amendment to Credit Agreement dated August 11, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2007)

10.16	Third Amendment and Consent to Credit Agreement dated November 13, 2006 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 8-K filed November 14, 2006)

10.17*	Form of Stock Option Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Form S-8 filed on April 6, 2006)

10.18	Fourth Amendment and Consent to Credit Agreement dated June 19, 2007 by and among the lenders signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems, Inc. (incorporated by reference to Form 10-Q filed August 7, 2007)

10.19	Fifth Amendment to the Credit Agreement dated August 17, 2007 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Form 10-Q filed November 8, 2007)

10.20*	Independent Contractor Agreement between the Company and Erika Rottenberg dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 6, 2008)

10.21	Waiver and Sixth Amendment to the Credit Agreement dated August 28, 2008 by and among the lender signatory thereto, Wells Fargo Foothill, Inc. and SumTotal Systems (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 6, 2008)

10.22*	Form of Stock Unit Award Agreement under the SumTotal Systems, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 8, 2008)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each exhibit marked with (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.