Form 10-K/A
period 2008-12-31
SUMTOTAL SYSTEMS INC
filed 2009-04-30
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 15, 2009 was 31,236,602 shares.

Document incorporated by reference

None

SUMTOTAL SYSTEMS, INC.

FORM 10–K/A

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K of SumTotal Systems, Inc. (“SumTotal” or the “Company”) is filed to provide the information required by Part III, Items 10 through 14.

For the Year Ended December 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information concerning our directors and executive officers, as of April 15, 2009.

Name	Age	Position	Term Expires (Directors)
Jack Acosta	61	Chairman of the Board, and Director	2011
Arun Chandra	48	Chief Executive Officer (Principal Executive Officer) and Director	2011
Neil Laird	56	Chief Financial Officer (Principal Accounting Officer)	—
John Coné	58	Director	2009
Donald E. Fowler	71	Director	2009
Ali Kutay	53	Director	2009
Sally Narodick	63	Director	2010
Kevin Oakes	45	Director	2010
Vijay Vashee	58	Director	2011

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors. A brief biography of each director and executive officer follows.

Jack Acosta. Mr. Acosta has served as a member of the Board of Directors of the Company and as chair of the Company’s Audit Committee since the Company’s inception in March 2004. Mr. Acosta has also served as the chair of the Board of Directors of the Company since November 2005 and served as lead independent director from October 2005 to November 2005, during Mr. Fowler’s term as the Company’s interim Chief Executive Officer. He served as a member of the Board of Directors of Docent, Inc. (“Docent”), the company that was merged into Click2Learn, Inc. (“Click2Learn”) to form SumTotal, from April 2003 until March 2004. He also served on the Board of Directors of Savi Technology, Inc., a provider of RFID solutions, from April 2005 until July 2006, and BenefitStreet, Inc., a provider of financial services, from September 2004 until September 2006, and is currently on the Board of Directors of Integral Development, a financial services software company. Mr. Acosta served as Chief Financial Officer and Vice President, Finance for Portal Software, a software company, from February 1999 until September 2001. In addition, Mr. Acosta served as Secretary for Portal Software from February 1999 through April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc., a database company. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, Mr. Acosta served as President, Chief Operating Officer and a director of Tanon Manufacturing, Inc., a manufacturing and engineering services company.

Arun Chandra. Mr. Chandra has served as Chief Executive Officer of the Company since November 2008 and as a member of the Board of Directors of the Company since December 2008. Prior to joining the Company, Mr. Chandra served as vice president of corporate operations at Unisys Corporation, an information technology consulting services and solutions company, from 2007 to 2008. From 2005 to 2007, Mr. Chandra was president and chief executive officer of iPolicy Networks, a network security company. From 1985 through 2005, Mr. Chandra served in various capacities at Hewlett-Packard Company, most recently as vice president worldwide marketing, strategy & alliances for Hewlett-Packard’s Technology Solution Group.

Neil J. Laird. Mr. Laird has served as Chief Financial Officer of the Company since the Company’s inception in March 2004. He served as Senior Vice President and Chief Financial Officer of Docent from August 2002 until March 2004. He currently serves on the Board of Directors of Biolase Technology, Inc., a medical technology company. From April until June 2002, Mr. Laird was Chief Financial Officer of Novasonics, Inc., a privately held medical products company. From 1999 to 2001, Mr. Laird was Senior Vice President and Chief Financial Officer of ADAC Laboratories, a maker of high-tech healthcare products (“ADAC”). From 1998 to 1999, Mr. Laird held various executive positions at Coherent Medical Group, a medical laser company. From 1997 to 1998, Mr. Laird was an independent consultant. From 1980 to 1997, Mr. Laird held various executive and managerial financial positions, including Vice President-Corporate Controller, at Measurex Corporation, a computer company.

John Coné. Mr. Coné has served as a member of the Board of Directors of the Company and as chair of the Company’s Compensation Committee and a member of the Corporate Governance and Nominating Committee since the Company’s inception in March 2004. He served as a director of Click2learn from May 2002 to March 2004. He currently is a consultant and author in the field of organization learning and served as Chair and President of the American Society of Training and Development (“ASTD”) in 2002 and 2003, respectively. In 2002, Mr. Coné served on the Board of Storied Learning, a privately-held e-Learning content company. From July 1995 until his retirement in August 2001, he served as Vice President of Learning & Development for Dell Inc., a computer hardware company. Prior to Dell, he served as Chief Learning Officer and Vice President of Human Resources for Sequent Computer Systems Inc., a computer hardware and software company, from June 1991 to June 1995. Prior to Sequent, he served as Director of Corporate Educational Services for Motorola, Inc., a communications company providing mobility products, from February 1988 to May 1991, where he was a founder and creator of Motorola University in 1980.

Donald E. Fowler. Mr. Fowler has served as a member of the Board of Directors of the Company since the Company’s inception in March 2004 and served as the Company’s Chief Executive Officer from October 2005 through November 2008. From the Company’s inception until November 2005, he served as the chair of the Board of Directors. He also served as a member of the Company’s Compensation Committee and the Company’s Corporate Governance and Nominating Committee from March 2004 to October 2005. Mr. Fowler served as a member of the Board of Directors of Docent, the company that was merged into Click2Learn to form SumTotal, from January 2003 to March 2004, and was a member of Docent’s Audit and Governance and Nominating Committees during the same period. He has recently served on the boards of ADAC and TelCom Semiconductor, a semiconductor manufacturer, and now serves on the board of Storage Engine, Inc., an enterprise storage systems company. He served as CEO of eT Communications, a telecommunications company, from 1996 to 1998 and served as interim CEO of several companies between 1996 and 2002. Mr. Fowler was Senior Vice President at Tandem Computers, a company that manufactured fault-tolerant computers, from 1986 to 1996. Mr. Fowler also served in executive capacities with Bechtel Group, an engineering, construction and project management company, from 1976 to 1986, and International Business Machines Corp. from 1965 to 1976. Mr. Fowler is involved with various private companies, through advisory or board memberships.

Ali Kutay. Mr. Kutay has served as a member of the Board of Directors of the Company and as a member of the Company’s Audit and Corporate Governance and Nominating Committees since the Company’s inception in March 2004. He has also served as a member of the Company’s Compensation Committee since October 2005. He served as a member of the Board of Directors of Docent from April 2000 to March 2004; as a member of Docent’s Audit Committee from April 2000 until March 2004; and as a member of Docent’s Governance Committee from January 2003 until March 2004. From May 2004 through the present, Mr. Kutay has served as Chairman, Chief Executive Officer and President of Golden Gate Software, Inc., a transactional data management company and since March 2006 has been a director of Gauda, Inc. From 1999 to 2003 Mr. Kutay was the Chair and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software. From 1997 to 1998 he was a director, and subsequently President and Chief Executive Officer of WebLogic, Inc., a Java-based application server company, which was merged with BEA Systems, Inc., an enterprise application and service infrastructure software company, in 1998. Previously he was the President and CEO of Lockheed Martin Corporation’s Commercial Software Business Unit, Formtek, from 1990 to 1997 (Formtek was subsequently acquired in 2002 by a group of investors led by DFI International, Resource Ventures and SwannStreet Ventures). At Formtek, Mr. Kutay served in various roles, including its President and Chief Executive Officer, from 1985 until 1989.

Sally Narodick. Ms. Narodick has served as a member of the Board of Directors of the Company and as chair of the Company’s Corporate Governance and Nominating Committee and a member of the Compensation Committee since the Company’s inception in March 2004. She served as Lead Director of Click2learn from December 2002 to March 2004 and as a director from May 1999 to March 2004. From September 2000 to March 2001, she worked with Click2learn’s management team advising on mergers and acquisitions, in addition to working with other non-competitive e-Learning companies. From October 1998 to September 2000, she was President and CEO of Apex Learning Inc., which provides e-Learning courses to high school students. From December 1996 through October 1998, she was an educational technology consultant working primarily for the Consumer Software Division of International Business Machines Corp., an information technology company. Prior to that, she was Chair and CEO of Edmark Corporation, an educational software company, from 1989 until June 1996. Ms. Narodick is a director of Penford Corporation, a provider of specialty natural ingredient systems for various applications and Cray Inc., a global supercomputer leader, where she is also a member of the company’s Audit Committee.

Kevin Oakes. Mr. Oakes has served as a member of the Board of Directors of the Company since the Company’s inception in March 2004 and as President of the Company from March 2004 until May 2006. He previously served as a director of Click2learn from September 1997, and its Chief Executive Officer from January 2000 and Chair of the Board from May 2001, each until March 2004. Mr. Oakes had been President of Click2learn since joining the company in September 1997. Prior to that time, Mr. Oakes was the President of each of Oakes Interactive, a custom content development company, Acorn Associates, an e-Learning consulting firm and TopShelf Multimedia, a reseller of e-Learning titles which he founded in March 1993, January 1996 and March 1997, respectively, and each of which Click2learn acquired in September 1997. Prior to 1993, Mr. Oakes held positions at The Minnesota Mutual Life Insurance Company, an insurance company, and Fidelity Investments, a mutual fund company. Mr. Oakes was also chairman of the Board of Directors of ASTD for 2006, and is currently the CEO of the Institute for Corporate Productivity.

Vijay Vashee. Mr. Vashee has served as a member of the Board of Directors of the Company and as a member of the Company’s Audit Committee since the Company’s inception in March 2004. Since October 2005, he has also served as a member of the Company’s Compensation Committee. He served as a director of Click2learn from July 2001 until March 2004. From 1982 until October 2001, Mr. Vashee served in various senior marketing, product management and executive positions at Microsoft Corporation, a software company, including as General Manager for Microsoft Project from 1988 to 1992 and as General Manager for Power Point from 1992 to 1997. Mr. Vashee is the Chair and was founding President of The Indus Entrepreneurs, Seattle and previously served as a board member of IntelliPrep Technologies, Inc., a software company in the business education market, prior to its acquisition by Click2learn in May 2001.

CORPORATE GOVERNANCE

Audit Committee

The Company’s Audit Committee is composed of Messrs. Acosta, Kutay and Vashee. Mr. Acosta served as Chair of the Audit Committee. The Board of Directors has determined that Mr. Acosta is an Audit Committee financial expert (as currently defined under applicable Securities and Exchange Commission, or “SEC” rules).

Code of Ethics, Business Practices and Whistleblower Policy

The Company’s Business Practices Policy, Code of Ethics and Reporting Hotline Policy which includes information concerning direct communication with the Chair of the Audit Committee, are posted under the “Our Company — Investor Relations — Corporate Governance” section of the Company’s web site at: www.sumtotalsystems.com. Any amendment to, or waiver from, a provision of the Company’s Code of Ethics will be posted on the Company’s web site, at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required for the fiscal year ended December 31, 2008, all of the Company’s executive officers, directors and greater than ten percent (10%) stockholders complied with applicable Section 16(a) filing requirements on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Chief Executive Officer and our other executive officers. For executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendation of the Chief Executive Officer in making its compensation determinations. The Compensation Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and has typically engaged a consultant to provide data and information to assist the Compensation Committee in its duties.

For 2008, the Company engaged Radford Surveys + Consulting (“Radford”), an independent consultant, to assist the Compensation Committee in evaluating, analyzing and determining executive compensation at the Company.

Objectives of Compensation Programs

Our executive compensation programs are designed to attract, retain and motivate our executive officers in a manner that is tied to achieving the Company’s business objectives and aligning the interests of our executive officers with the long-term interests of our stockholders. In addition, we believe it is also important that our compensation programs and levels of compensation reflect and account for the changes, integrations and transitions the Company is undergoing at any particular time. For example, in 2004, the Company was formed by the combination of two separate companies, and in each of 2005 and 2006, the Company completed significant acquisitions, all of which required significant integration to function as one company. Since 2007, the Company has been increasing its focus on, and is accelerating the transition to, small- and medium-sized enterprises which typically buy subscription licenses, and offering subscription options to our traditional market, thereby increasing the Company’s recurring revenue stream. As the Company undergoes these changes, integrations and transitions, an extra burden is placed on the Company and its management team, and the Company believes that leading the Company through these periods should be recognized and accounted for in the compensation of its executives. With these objectives in mind, our compensation programs for 2008 were designed to provide our executives with the incentive to increase the performance and valuation of the Company based on attaining both Company-wide and other targeted business financial milestones.

Our compensation for our Named Executive Officers in 2008 (which includes Messrs. Chandra, Laird and Villareal and also includes, Mr. Fowler, who was our Chief Executive Officer through November 2008, Mr. Dholakia, who was our Senior Vice President General Manager, Learning and Talent Management Business Unit through November 2008 and Ms. Rottenberg, who was our Senior Vice President, General Counsel and Secretary through July 2008) consisted of three primary elements: base salary, performance bonuses, and equity grants.

In determining target compensation, both quantitative and qualitative factors relating to the Company and individual performance are considered. The determination is not based on any single factor but, rather, a mix of factors, such as our compensation levels relative to those of similarly situated companies, the Company’s overall performance, each Named Executive Officer’s individual education, experience, performance and contributions, the desire to maintain internal equity and consistency among our Named Executive Officers and other considerations that we deem to be relevant. In reviewing each element of compensation paid to our Named Executive Officers, the Compensation Committee looks at each element individually and as compared to the total compensation paid.

In addition, we have change of control agreements with each of our Named Executive Officers, which provide payments and benefits if their employment with the Company is terminated under certain circumstances following a change of control of the Company. These arrangements are discussed in detail below under “Change of Control Agreements.”

Cash-Based Compensation

Base Salary. We believe that the base salaries paid to our Named Executive Officers are an important element of our executive compensation program in order to attract, retain and motivate individuals, and to provide a steady and predictable income stream. The Compensation Committee reviews base salaries for our Chief Executive Officer and the other Named Executive Officers to determine if a change is appropriate, typically on an annual basis. For compensation decisions relating to Named Executive Officers (other than our Chief Executive Officer), the Compensation Committee also considers the recommendations of our Chief Executive Officer.

In addition, for 2008, the Compensation Committee also used data from surveys conducted by Radford to provide compensation benchmarks of similarly situated companies. The survey included data from 24 software, internet and similar high technology companies located in Silicon Valley, with annual revenues ranging from $54 million to $325 million, market capitalizations of ranging from $70 million to $2.5 billion and number of employees ranging from 168 to 1,669, which we believe are representative of the companies we compete with for executive talent and other key employees.

Survey Group:

Actuate Corporation	Macrovision Corp.
Ariba, Inc.	Magma Design Automation, Inc.
Borland Software Corp	Omnicell, Inc.
Callidus, Inc.	Openwave Systems, Inc.
CyberSource Corp	Opsware, Inc.
Echelon Corp.	PDF Solutions, Inc.
eHealth, Inc.	Saba Software, Inc.
Equinix, Inc.	Shutterfly
Exponent, Inc.	Taleo Corp.
Informatica Corp.	TiVo, Inc.
Interwoven, Inc.	Tumbleweed Communications Corp.
KANA Software, Inc.	Wind River Systems, Inc.

In determining base salaries, we consider numerous factors, including, among others, level of responsibility, the individual’s education, experience, performance and contributions, expectation of future performance and contributions, the relationship among compensation paid within our company and the compensation paid at other similar companies. The Company believes that given the competition for executives and employees, especially in the Silicon Valley area where the Company is headquartered, and the transitions and integration of previous acquisitions the Company has undergone, and is continuing to undergo, base salaries should be targeted above the median of the competitive market to both attract and retain its executives. Using the survey data provided by Radford as a point of comparison, for 2008, the base salary of each of our Named Executive Officers was set at a level between the 50th to 75th percentiles for their respective job responsibilities as compared to the companies in the survey.

Performance Bonus. The Company’s Named Executive Officers are also eligible to earn annual compensation in the form of an incentive bonus under the Company’s 2008 Executive and Management Bonus Plan (the “2008 Executive Bonus Plan”). The 2008 Executive Bonus Plan’s objectives are to enhance and reinforce the goals of the Company, and reward the achievement of such goals, by providing participants under the plan with additional financial incentives and rewards for attainment of these goals. We believe that this helps align our Named Executive Officers’ interests with those of the Company’s stockholders.

As with base salary, the Company believes it is important for the total cash compensation, base salary plus performance bonus, to be targeted at a level that provides our Named Executive Officers with total cash compensation greater than the median cash compensation for their respective positions at similarly situated companies. Therefore, again using the Radford survey data as a benchmark, the total cash compensation for each of our Named Executive Officers was typically set between the 50th and 75th percentiles for their respective positions as compared to the companies in the survey. The target bonus is computed as a percentage of base salary and determined by the Compensation Committee. As discussed above with respect to base salaries, we consider numerous factors in reviewing and establishing target bonus levels, which, for fiscal 2008, was 100% for our Chief Executive Officer (for each of Messrs. Chandra and Fowler), 60% for each of our Senior Vice President, Field Operations and our Chief Financial Officer, and 55% for each of our Senior Vice President, General Counsel and Secretary and our Senior Vice President General Manager, Learning and Talent Management Business Unit. The target bonus is based on the Company reaching certain financial milestones with respect to total bookings, revenue and operating profit and also target bookings for the Company’s performance management products and international business. The financial targets are based on non-GAAP (“Generally Accepted Accounting Principles”) financial measures because the Company believes that non-GAAP financial measures eliminate certain non-operational factors and are, therefore, more closely aligned with the operations of the business than GAAP financial measures. The targets and the payouts are cumulative on a quarter-by-quarter basis and the bonus payment, if any, is determined quarterly. In the first quarter of 2008, the Compensation Committee set both the quarterly and annual financial milestones for the 2008 Executive Bonus Plan at levels it believed would be challenging to achieve and the attainment of which would represent a strong financial performance by the Company. For fiscal year 2008, the Company paid an overall payout of approximately 52% of the 2008 Executive Bonus Plan.

The 2008 Executive Bonus Plan was based on five indicators: 30% of the target bonus amount was based on the achievement of at least $16 million in operating profit, 25% of the target bonus amount was based on the achievement of at least $138 million in total bookings, 25% of the target bonus amount was based on the achievement of at least $136 million in revenue, 10% of the target bonus amount was based on the achievement of at least $11 million in bookings for the Company’s performance management products, and 10% of the target bonus amount was based on the achievement of at least $28 million in bookings outside of the United

States. Each of the five components stands on its own for purposes of payout, provided that no payment will be made with respect to any of the components unless that Company achieves 50% of its target operating profit. In other words, if the target is met with respect to one component of the indicators and the Company achieves at least 50% of its targeted operating profit, the payout will be made with respect to that component even if the milestones for the other components were not achieved. Payouts for each of these five components of the bonus are made on a sliding scale based on the financial targets established by the Compensation Committee. For each of total bookings, international bookings, performance management bookings and revenue, no bonus is paid if the Company achieves less than 90% of the target amount for that indicator. At 90% of the target amount, participants will receive 50% of that component of the bonus, after which, each one percentage point increase in the target amount achieved results in a five percentage point increase in the bonus paid until 100% of the target amount is achieved, in which case 100% of the bonus would be paid. For example, if the Company achieves 95% of the target amount for total bookings, international bookings, performance management bookings or revenue, participants will receive 75% of that component of the bonus, provided that no bonus will be paid if the Company does not achieve at least 50% of its target operating profit. For operating profit, no bonus is paid if the Company achieves less than 70% of the target amount. At 70% of the target amount, participants will receive 50% of the operating profit component of the bonus, after which the percentage payout of the bonus will increase on a straight line based on the percentage of the target amount achieved until 100% of the target has been achieved and 100% of the bonus has been paid out. For example, if the Company achieves 85% of the target amount for operating profit, participants will receive 67% of the target amount for the operating profit component.

The Compensation Committee also believes the 2008 Executive Bonus Plan should provide additional incentives for its executives if the Company’s financial performance exceeds these targets. Therefore, the 2008 Executive Bonus Plan also allows for higher bonus payments if all five of the indicators exceed 100%, in which case the bonus payout for each component would equal the total percentage achieved, provided that such percentage could not exceed the percentage achieved for operating profit. In addition, there would be no payouts in excess of 100% of year-to-date targets during the first three quarters; instead any additional bonus beyond the 100% target would be paid as part of the fourth quarter payment.

For example, if the Company achieved for the full year 110% in each of total bookings and performance management bookings, 120% in each of revenue and international bookings and 115% in operating profit, then the bonus payouts would be 110% in bookings and performance management bookings and 115% for each of revenue, international bookings and operating profit. In addition, the 2008 Executive Bonus Plan also grants the Compensation Committee discretion to make no bonus payments if the overall performance of the Company does not warrant making such payments, even if one or more of the financial components are met.

The Company’s Named Executive Officers, who were employed during the relevant period, received, approximately 96% to 98% of the target bonus in 2006, approximately 33% in 2007 and approximately 52% of the target bonus in 2008. Mr. Chandra and Mr. Villareal, per the terms of their offer letters, were each guaranteed a payment of the bonus payable to them under the 2008 Executive Bonus Plan for the first six months of their employment.

Supplemental Bonuses. In addition, the Compensation Committee may award special bonuses based on a number of factors, including extraordinary performance, market demands, or other factors. No supplemental cash or equity bonuses were paid to our Named Executive Officers in 2008.

Stock-Based Compensation

The Compensation Committee is authorized to grant options and other stock awards to our Named Executive Officers. The Company uses such grants to motivate and retain our Named Executive Officers for the long term. We believe that equity grants provide our Named Executive Officers with a strong link to our long-term performance and closely align the interests of our Named Executive Officers and our stockholders. The Company awards Named Executive Officers stock grants based upon each officer’s relative position, responsibilities and performance over the previous fiscal year and the officer’s anticipated future performance, potential and responsibilities. The Compensation Committee also reviews prior grants to each Named Executive Officer, including the number and value of shares that continue to be subject to vesting under their respective outstanding option grants, in determining the size of option grants to each of the Named Executive Officers. Lastly, the Compensation Committee considers the expense associated with stock options and restricted stock awards as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” in determining the amount of the award and the type of award.

At the Compensation Committee’s first meeting in February 2008, it approved grants of restricted stock units to Messrs. Laird and Dholakia and Ms. Rottenberg. Mr. Dholakia and Ms. Rottenberg’s grants each vested in two equal parts over two years and Mr. Laird’s grant vested in full after one year. Mr. Villareal, who had recently started his employment with the Company, did not receive a grant of restricted stock units in February 2008; however, in June 2008 he was granted a stock option with the Company’s standard four-year vesting. In November 2008, Mr. Chandra received a grant of stock options with the Company’s standard four-year vesting in connection with the start of his employment as the Company’s Chief Executive Officer.

Stock options, including the grants to Messrs. Chandra and Villareal, are granted with an exercise price per share equal to the market price of the Company’s common stock on the date of grant. All stock grants have been, whether in the form of options or restricted stock, subject to vesting provisions to encourage Named Executive Officers to remain employed with the Company. The Company does not attempt to time the award of stock option grants in advance of material announcements to achieve lower exercise prices. In addition, in 2008 the Company engaged Radford to provide competitive data regarding stock based compensation to assist the Compensation Committee in its review and to establish guidelines for future option grants.

Change of Control Agreements

The occurrence or possibility of a change of control of the Company may be a distraction to our Named Executive Officers and may cause them to consider other employment opportunities or be influenced by the impact of a change of control. Therefore, to ensure the continued dedication and objectivity of our Named Executive Officers, the Company believes that it is in its best interests to enter into change of control agreements with its current Named Executive Officers. These agreements provide that, if the individual’s employment with the Company and its subsidiaries is involuntarily terminated without cause within twelve months following the occurrence of a change of control of the Company or if the individual voluntarily terminates his employment within three months of the occurrence of an event constituting good reason and on account of an event constituting good reason within twelve months following the occurrence of a change of control, the individual will be entitled to (i) 12 months base salary, paid in equal semi-monthly installments over the one year period following termination, (ii) 100% of the individual’s annual target bonus, (iii) continued health insurance coverage for twelve months following the date of termination and (iv) full vesting of any outstanding options and, if applicable, restricted stock held by the individual at the time of termination. As a condition of receipt of benefits, the individual must comply with all of the terms of the change of control agreement, including an agreement not to solicit employees of the Company or perform services for a competitor of the Company for one year following the individual’s termination of employment. In addition, the individual will be required to execute a release of claims, releasing all rights and claims against the Company relating to the individual’s employment with the Company.

The following table describes the potential payments and benefits that would have been paid to each of our Named Executive Officers who were employed by us on December 31, 2008(1) under the terms of their respective change of control agreement, as if their employment terminated as of December 31, 2008, the last business day of our last fiscal year.

	Salary	Executive Bonus Plan(2)	Health Benefits(3)	Stock/ Options(4)	Total
Arun Chandra	$475,000	$475,000	$16,847	$0	$966,847
Neil Laird	$305,000	$183,000	$5,877	$113,600	$607,477
Ray Villareal	$315,000	$189,000	$19,551	$229,300	$752,881

(1)	Mr. Fowler was the Company’s Chief Executive Officer until November 2008, Ms. Rottenberg was the Company’s Senior Vice President, General Counsel and Secretary until July 2008 and Mr. Dholakia was the Company’s SVP GM, Learning and Talent Management Business Unit until November 2008 and as each of them was not employed with the Company on December 31, 2008, none of them were paid any benefits pursuant to their change of control agreement and are not included in the above chart.
(2)	Equals 100% payout under the 2008 Executive Bonus Plan.
(3)	Estimated value of premiums for one year of health coverage based on 2008 rates and coverage.
(4)	Value of unvested stock options and restricted stock based on the closing price of the Company’s common stock of $2.84 on December 31, 2008. Excludes stock options with an exercise price in excess of $2.84.

Mr. Chandra, upon the start of his employment in November 2008, executed the Company’s form of change of control agreement as described above; however, Mr. Chandra’s offer letter also provides that if his employment is terminated prior to December 31, 2009 without cause or good reason, then he shall be entitled to receive one year’s base salary, 100% of his bonus under the Company’s Executive Bonus Plan, acceleration of outstanding stock options such that Mr. Chandra would be vested in one-fourth of his options, and COBRA reimbursements. If Mr. Chandra’s employment had been terminated on December 31, 2008, then he would have: i) received one year’s salary of $475,000 and full annual bonus of $475,000, ii) become vested in options for 212,500 shares and iii) received COBRA reimbursements for one year, with an estimated value of $16,847.

Mr. Villareal, upon the start of his employment in November 2007, executed the Company’s form of change of control agreement as described above; however, Mr. Villareal’s offer letter also provides that if his employment is terminated prior to December 31, 2008 without cause or good reason and if he does not receive the compensation and benefits as set forth above in his change of control agreement, then he shall be entitled to receive his base salary through December 31, 2008 and 100% of his bonus under the 2008 Executive Bonus Plan, with such bonus prorated for the number of days remaining in 2008 from his date of termination. Mr. Villareal was employed by the Company through December 31, 2008.

Other Considerations

Because the Company has not achieved U.S. federal taxable income and had federal net operating loss carry-forwards as of December 31, 2008, the Compensation Committee has not deemed it necessary to make compensation decisions based on tax treatment on various compensation components. The Compensation Committee, from time to time as it deemed necessary, analyzed the accounting treatment of various types of compensation and used this as a factor in its determination of specific compensation components.

We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Named Executive Officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, and life insurance and our 401(k) plan, which includes, subject to certain limits, matching by the Company, in each case on the same basis as other employees. We also reimburse all of our employees, including our Named Executive Officers, for the premiums on short and long-term disability insurance.

The Company does not provide material perquisites to its Named Executive Officers as part of its compensation program nor does it currently provide defined benefit pension benefits or deferred compensation arrangements to its employees. To date, the Company has not established any policy regarding required share ownership by executives or directors. The Company’s stock trading policy, which applies to all employees and directors, prohibits speculative transactions involving the Company’s securities, including puts, calls, short sales or purchasing securities on margin.

COMPENSATION COMMITTEE REPORT

The following is the report of the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management.

Based on the Compensation Committee’s review and discussion noted above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K, as amended.

Members of the Compensation Committee During Fiscal Year 2008:

John Coné, Chair

Ali Kutay

Sally Narodick

Vijay Vashee

SUMMARY COMPENSATION TABLE

For Fiscal Years Ended December 31, 2006, 2007 and 2008

The following table shows for the fiscal years ended December 31, 2006, 2007 and 2008 compensation awarded or paid to, or earned by, the Company’s current principal executive officer, former principal executive officer, principal financial officer, and its other three most highly compensated executive officers, which includes the Company’s former Senior Vice President, General Counsel and Secretary and former Senior Vice President General Manager, Learning and Talent Management Business Unit. (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(6)		Option Awards ($)(8)	Non-Equity Incentive Plan Compensation($)		All Other Compensation ($)		Total ($)
Arun Chandra	2008	$79,167	—		$59,469	79,167	(9)	$376		$218,179
Chief Executive Officer(1)

Donald Fowler	2008	$468,749			$761,368	$261,628	(10)	$57,860	(18)	$1,549,605
Former Chief Executive Officer(2)	2007	$445,833	—		$724,871	$119,148	(10)	$22,318	(19)	$1,312,170
	2006	$398,462	—		$655,422	$231,035	(10)	$6,993	(20)	$1,291,912

Neil Laird	2008	$297,885	$189,945		$165,885	$95,757	(10)	$3,256		$752,728
Chief Financial Officer	2007	$288,750	$46,573		$155,346	$245,088	(11)	$13,825	(21)	$749,582
	2006	$271,859	$84,189		$207,369	$321,211	(12)	$10,977	(20)	$895,605

Erika Rottenberg	2008	$157,438	$40,334		$172,487	$56,075	(10)	$1,416		$427,728
Former Senior Vice President, General Counsel, and Secretary(3)	2007	$249,167	—		$141,044	$210,508	(13)	$10,592	(22)	$611,311
	2006	$237,410	—		$67,088	$270,456	(14)	$9,655	(22)	$584,609

Sanjay Dholakia	2008	$260,239	$40,334		$184,321	$65,674	(10)	$909		$551,477
Former SVP GM, Learning and Talent Mgmt Business Unit (4)	2007	$248,750	—		$239,423	$214,258	(15)	$8,820	(20)	$711,251
	2006	$233,263	—		$231,040	$259,845	(16)	$8,477	(20)	$732,625

Ray Villareal	2008	$313,789	$116,607		$126,840	$98,897	(17)	$1,682		$657,815
Senior Vice President, Field Operations(5)	2007	$50,077	$10,995	(7)	$17,465	$25,201	(17)	$126,505	(23)	$230,243

(1)	Mr. Chandra became Chief Executive Officer of the Company in November 2008.
(2)	Mr. Fowler was the Company’s Chief Executive Officer until November 2008.
(3)	Ms. Rottenberg was the Company’s Senior Vice President, General Counsel and Secretary until July 2008.
(4)	Mr. Dholakia was the Company’s SVP GM, Learning and Talent Management Business Unit until November 2008.
(5)	Mr. Villareal became Senior Vice President, Filed Operations of the Company in November 2007.
(6)	Amounts shown do not reflect compensation actually awarded, paid or received, but represent the expense recognized by the Company in 2006, 2007 and 2008, respectively, for restricted stock awards as determined pursuant to SFAS No. 123R, disregarding any adjustments for estimated forfeitures. These compensation expenses include awards granted in the year listed and prior years. The assumptions used to calculate the value of the restricted stock awards are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2006 and December 31, 2007 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, respectively. The amounts realized from these restricted stock awards, if any, will depend on the future market value of our common stock when these shares are sold and there can be no assurance that the actual amounts realized will be at or near the values shown.
(7)	Mr. Villareal also received a grant of up to a maximum of 66,500 restricted stock units at the start of his employment in November 2007. As the actual number of units, if any, is based upon the Company’s financial performance in fiscal 2008 and will not be determined until 2009, no compensation charge is included in the above table.
(8)	Amounts shown do not reflect compensation actually awarded, paid or received, but represent the expense recognized by the Company in 2006, 2007 and 2008, respectively, for stock option awards as determined pursuant to SFAS No. 123R, disregarding any adjustments for estimated forfeitures. These compensation expenses include awards granted in the year listed and prior years. The assumptions used to calculate the value of the stock option awards are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2006 and December 31, 2007 and Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, respectively. The amounts realized from these stock option awards, if any, will depend on the future market value of our common stock when these shares are sold and there is no assurance that the actual amounts realized will be at or near the values shown.
(9)	Amount paid pursuant to Executive Bonus Plan and per the terms of Mr. Chandra’s offer letter.
(10)	Amount paid pursuant to the Company’s Executive Bonus Plan.
(11)	Includes $187,500 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $57,588 pursuant to the Company’s Executive Bonus Plan.

(12)	Includes $187,500 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $133,711 pursuant to the Company’s Executive Bonus Plan.
(13)	Includes $165,000 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $45,508 pursuant to the Company’s Executive Bonus Plan.
(14)	Includes $165,000 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $105,456 pursuant to the Company’s Executive Bonus Plan.
(15)	Includes $168,750 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $45,508 pursuant to the Company’s Executive Bonus Plan.
(16)	Includes $168,750 paid pursuant to retention agreement with the Company (as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2005) and $91,095 pursuant to the Company’s Executive Bonus Plan.
(17)	Amount paid pursuant to Executive Bonus Plan and per the terms of Mr. Villareal’s offer letter.
(18)	Includes $40,000 paid as consulting fees pursuant to Mr. Fowler’s Transition and Separation Agreement.
(19)	Includes amounts reimbursed for short-term and long-term disability insurance and $11,430 reimbursement for life insurance and $10,250 in 401(k) matching contributions.
(20)	Includes amounts reimbursed for short-term and long-term disability insurance and life insurance, and amounts paid by the Company to match individual’s 401(k) contributions.
(21)	Includes amounts reimbursed for short-term and long-term disability insurance and life insurance, service award and $10,250 in 401(k) matching contributions.
(22)	Includes amounts reimbursed for short-term and long-term disability insurance and life insurance, and amounts paid by the Company to match individual’s 401(k) contributions and the compensation expense with respect to stock purchases under the Company’s Employee Stock Purchase Plan.
(23)	Includes $126,225 paid pursuant to consulting agreement between the Company and Mr. Villareal prior to his employment with the Company and reimbursements for short-term and long-term disability insurance and life insurance.

GRANTS OF PLAN-BASED AWARDS

For Fiscal Year Ended December 31, 2008

The following table shows certain information regarding awards granted to the Named Executive Officers during the fiscal year ended December 31, 2008:

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities underlying Options	Exercise or Base Price of Equity Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)
Arun Chandra	11/1/08	(4)(5)	$79,167	$79,167	$79,167
	11/1/08	(7)					850,000	$3.21		$1,448,060	(6)

Donald Fowler(1)	2/20/08	(5)	$0	$500,000	$500,000

Neil Laird	2/20/08	(5)	$0	$183,000	$183,000
	2/20/08	(8)				40,000		$4.68	(9)	$187,200	(9)

Erika Rottenberg(2)	2/20/08	(5)	$0	$145,750	$145,750
	2/20/08	(8)				20,000		$4.68	(9)	$93,600	(9)

Sanjay Dholakia(3)	2/20/08	(5)	$0	$145,750	$145,750
	2/20/08	(8)				20,000		$4.68	(9)	$93,600	(9)

Ray Villareal	2/20/08	(4)(5)	$0	$189,000	$189,000
	6/6/08	(7)					25,000	$4.57		$79,230	(6)

(1)	Mr. Fowler was the Company’s Chief Executive Officer until November 2008.
(2)	Ms. Rottenberg was the Company’s Senior Vice President, General Counsel and Secretary until July 2008.
(3)	Mr. Dholakia was the Company’s SVP GM, Learning and Talent Management Business Unit until November 2008.
(4)	Pursuant to the terms of initial offer letter with the Company, guaranteed to receive pro rata portion of full bonus amount for first six months of employment with the Company, as described above under “Performance Bonus.”
(5)	These rows show the range of payouts under the Company’s Executive Bonus Plan in 2008 as described in the section titled “Performance Bonus” in the Compensation Discussion and Analysis, except that if all indicators under plan exceed 100%, bonus payment can exceed target with no maximum. The actual amount paid under the Executive Bonus Plan for each participant is set forth in the Summary Compensation Table.
(6)	Amounts shown do not reflect compensation actually received, but are the total expense to be recognized by the Company for equity awards over the life of the award as determined pursuant to SFAS No. 123R, disregarding any adjustments for estimated forfeitures. The assumptions used to calculate the value of the equity awards are set forth in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The amounts realized from these equity awards, if any, will depend on the future market value of our common stock when these shares are sold and there is no assurance that the actual amounts realized will be at or near the values shown.
(7)	Grant of stock options, as described below under “Outstanding Equity Awards at Fiscal 2008 Year-End.”
(8)	Grant of restricted stock units, as described below under “Outstanding Equity Awards at Fiscal 2008 Year-End.”
(9)	Based on closing price of $4.68 on date of grant, February 20, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officers at the end of the fiscal year ended December 31, 2008:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Arun Chandra	0		850,000		$3.21	10/31/18

Donald Fowler	14,653		0		$3.62	12/31/10	(1)
	10,000		0		$7.62	12/31/10	(1)
	60,000		0		$4.72	12/31/10	(1)
	240,000		0		$4.34	12/31/10	(1)
	75,000	(1)	0		$6.00	12/31/10	(1)
	160,000	(1)	0		$7.01	12/31/10	(1)

Neil Laird	87,924		0		$2.46	8/6/2012
	65,943		0		$3.62	4/25/2013
	75,000		0		$7.62	4/14/2014
	25,000		15,000	(2)	$6.00	6/12/2016
	31,667		48,333	(3)	$7.07	5/7/2017
								40,000	(4)	$113,600	(4)

Erika Rottenberg	75,101		0		$7.89	7/31/2009
	37,500		12,500	(5)	$4.47	7/31/2009
	15,625		14,375	(2)	$6.00	7/31/2009
	17,500		42,500	(3)	$7.07	7/31/2009

Sanjay Dholakia	7,325		0		$43.50	11/3/2009
	7,326		0		$18.92	11/3/2009
	34,191		0		$11.38	11/3/2009
	36,633		0		$2.54	11/3/2009
	73,270		0		$3.62	11/3/2009
	60,000		0		$7.62	11/3/2009
	48,750		11,250	(5)	$4.47	11/3/2009
	17,500		12,500	(2)	$6.00	11/3/2009
	10,000		0		$6.89	11/3/2009
	21,250		38,750	(3)	$7.07	11/3/2009

Ray Villareal	33,854		91,146	(6)	$5.03	11/4/2017
	3,125		21,875	(7)	$4.57	6/5/2018
								14,250	(8)	$40,470	(8)
								66,500	(9)

(1)	Pursuant to the terms of Mr. Fowler’s transition agreement, his unvested options were vested and the expiration date was amended to December 31, 2010.
(2)	1/8th of the shares subject to the option vested and became exercisable on December 12, 2006 and 1/48th of the shares subject to the option vested and became exercisable on January 12, 2007 and each one-month anniversary thereafter.
(3)	1/8th of the shares subject to the option vested and became exercisable on November 8, 2007 and 1/48th of the shares subject to the option vested and became exercisable on December 8, 2007 and each one-month anniversary thereafter.
(4)	Shares will vest on February 20, 2009. Valuation based on the closing price of the Company’s common stock of $2.84 on December 31, 2008.
(5)	1/8th of the shares subject to the option vested and became exercisable on January 15, 2006 and 1/48th of the shares subject to the option vested and became exercisable on February 15, 2006 and each one-month anniversary thereafter.
(6)	1/4th of the shares subject to the option vested and became exercisable on November 5, 2008 and 1/48th of the shares subject to the option vested and became exercisable on December 5, 2008 and each one-month anniversary thereafter.
(7)	1/8th of the shares subject to the option vested and became exercisable on December 6, 2008 and 1/48th of the shares subject to the option vest and become exercisable on January 6, 2009 and each one-month anniversary thereafter.
(8)	Unvested shares of restricted stock, which will vest in three equal installments on November 5, 2009, 2010 and 2011. Valuation based on the closing price of the Company’s common stock of $2.84 on December 31, 2008.
(9)	Represents the maximum number of restricted stock units that could have been issued to Mr. Villareal. The actual number depended upon the Company’s financial performance in fiscal 2008; however, pursuant to the terms of the agreement between Mr. Villareal and the Company in connection with Mr. Villareal’s departure from the Company in January 2009, Mr. Villareal received 33,250 restricted stock units, as described in the section “Transaction with Related Persons.”

OPTION EXERCISES AND STOCK VESTED

For Fiscal Year Ended December 31, 2008

The following table shows for the fiscal year ended December 31, 2008 certain information regarding options exercised or the vesting of restricted stock held by the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil Laird			25,000	$117,225	(1)
Ray Villareal			14,250	$49,433	(2)

(1)	Value based on the closing price of the Company’s common stock of $4.69 on May 23, 2008, the last trading date prior to these shares vesting, less the par value for these shares.
(2)	Value based on the closing price of the Company’s common stock of $3.47 on November 5, 2008, the date these shares vested, less the par value for these shares.

Director Compensation

On February 21, 2008, the Board of Directors approved the payment of the following fees to each of its non-employee and non-consultant directors for their services as directors for fiscal 2008:

•	An annual retainer of $45,000;

•	An additional annual retainer of $10,000 for the Board Chair; and

•	An option to purchase 10,000 shares of our common stock, vesting in 12 equal monthly installments, for each non-employee director to be granted on the date of the Company’s annual stockholder meeting.

In addition, each non-employee and non-consultant director upon their appointment or election to the Board will receive an option to purchase 20,000 shares of our common stock, vesting 33% on each of the first and second anniversaries of such grant and 34% on the third anniversary of such grant.

The Board also approved the payment of the following annual retainers for its non-employee and non-consultant directors who are members of each committee of the Board of Directors:

•	Ad Hoc / CEO Search Committee: $6,000 plus an additional $10,000 for the Chair of Ad Hoc Committee;

•	Audit Committee: $6,000 plus an additional $10,000 for the Chair of Audit Committee;

•	Compensation Committee: $4,500 plus an additional $6,500 for the Chair of the Compensation Committee; and

•	Corporate Governance and Nominating Committee: $2,500 plus an additional $5,500 for the Chair of the Corporate Governance and Nominating Committee.

Additional fees may be paid to directors upon approval of the Board for Directors or a Committee: (a) each non-employee and non-consultant director may receive a per meeting fee of $1,000 per special meeting of the Board or committee attended in person and a $500 phone meeting fee for each special Board or committee meeting attended telephonically and (b) a director may be paid additional fees if substantial additional work is required beyond what would normally be expected. For 2008, there were no fees for special meetings paid. We also reimburse all directors for reasonable and customary expenses relating to meetings of the Board of Directors and committees thereof.

2008 Director Compensation

The following table sets forth the annual compensation paid or accrued by the Company to or on behalf of directors of the Company for the fiscal year ended December 31, 2008. (1)

Name	Fees Earned or Paid in Cash ($)		Option Awards(2)		All other Compensation		Total ($)
Jack Acosta	$77,000		$39,861	(3)(4)	—		$116,861
John Coné	$74,500		$39,861	(3)(5)	—		$114,361
Ali Kutay	$58,000		$39,861	(3)(6)	—		$97,861
Sally Narodick	$63,500		$39,861	(3)(7)	—		$103,361
Kevin Oakes	$32,500	(10)	$39,861	(3)(8)	$42,733	(10)	$115,094
Vijay Vashee	$55,500		$39,861	(3)(9)	—		$95,361

(1)	Mr. Chandra and Mr. Fowler are each a director and Named Executive Officer and their respective total compensation is set forth in the Summary Compensation Table. Neither Mr. Chandra nor Mr. Fowler received any compensation in connection with their service as a director of the Company during 2008.
(2)	Amounts shown do not reflect compensation actually awarded, paid or received, but are the expense recognized by the Company in 2008 for stock option awards as determined pursuant to the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (“SFAS No. 123R”), which was issued by the Financial Accounting Standards Board in December 2004, disregarding any adjustments for estimated forfeitures. These compensation expenses include stock option awards granted in and prior to 2008. The assumptions used to calculate the value of the stock option awards are set forth in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The amounts realized from these stock option awards, if any, will depend on the future market value of our common stock when these shares are sold and there is no assurance that the actual amounts realized will be at or near the values shown.
(3)	Includes $15,889 from the vesting of an option for 10,000 shares granted on June 6, 2008, which had a total grant date value of $31,692 and $23,972 from the vesting of an option for 10,000 shares granted on June 8, 2007.
(4)	At the end of fiscal 2008, Mr. Acosta had outstanding options for 71,981 shares.
(5)	At the end of fiscal 2008, Mr. Coné had outstanding options for 52,391 shares.
(6)	At the end of fiscal 2008, Mr. Kutay had outstanding options for 82,847 shares.
(7)	At the end of fiscal 2008, Ms. Narodick had outstanding options for 59,296 shares.
(8)	At the end of fiscal 2008, Mr. Oakes had outstanding options for 20,000 shares.
(9)	At the end of fiscal 2008, Mr. Vashee had outstanding options for 40,000 shares.
(10)	Mr. Oakes, the Company’s former President, received $41,666 in consulting fees through May 31, 2008 and did not receive any cash compensation for his service on the Board during this period. Mr. Oakes also received $1,067 in COBRA reimbursements during 2008 pursuant to his separation, release and consulting agreement with the Company dated February 10, 2006.

Compensation Committee Interlocks and Insider Participation

As noted above, during the fiscal year ended December 31, 2008, the Compensation Committee consisted of Messrs. Coné, Kutay, Vashee and Ms. Narodick. No one who served as a member of the Compensation Committee at any time during 2008 is or has been an officer or an employee of the Company. No executive officer of the Company served or serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2009:

each stockholder who is known by the Company to own beneficially more than 5% of the Company’s Common Stock;

each of the Company’s Chief Executive Officer, Chief Financial Officer, former Chief Executive Officer and its other three most highly compensated executive officers during 2008, which includes the Company’s former Senior Vice President, General Counsel, and Secretary and former Senior Vice President, Learning and Talent Management Business Unit (collectively, the “Named Executive Officers”);

each of the Company’s non-employee directors; and

the Company’s non-employee directors and Named Executive Officers as a group.

Unless otherwise indicated, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of the Company’s Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Applicable percentage ownership is based on 31,236,602 shares of Common Stock outstanding as of April 15, 2009, and options and other securities convertible into common stock exercisable within sixty days of that date. In computing the number and percentage of shares beneficially owned by each person, shares of Common Stock subject to options currently exercisable, or exercisable within sixty days of April 15, 2009, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Vista Equity Partners Fund III GP, LLC(3) C/O Vista Equity Partners, 150 California St, 19th Floor San Francisco, CA 94111	4,016,754	12.9%

Discovery Group I, LLC(4) 191 North Wacker Drive, Suite 1685 Chicago, IL 60606	3,095,118	9.9%

Wellington Management Company, LLP(5) 75 State Street Boston, MA 02109	3,017,568	9.7%

Austin W. Marxe and David M. Greenhouse (6) c/o Special Situation Funds AWM Investment Company, Inc. 527 Madison Ave, Suite 2600 New York, NY 10022	2,377,190	7.6%

Gagnon Securities LLC (7) 1370 Avenue of the Americas, Suite 2400 New York, NY 10019	1,998,181	6.4%

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Donald Fowler (8)	629,653	2.0%
Neil Laird (9)	429,903	1.4%
Sanjay Dholakia (10)	318,711	1.0%
Erika Rottenberg (11)	160,119	*
Jack Acosta (12)	121,981	*
Ali Kutay (13)	82,847	*
Kevin Oakes (14)	73,343	*
Vijay Vashee (15)	63,252	*
Sally Narodick (16)	59,296	*
John Coné (17)	57,173	*
Ray Villareal (18)	56,352	*
Arun Chandra	10,000	*
All executive officers and directors as a group (19)	2,062,630	6.3%

*	Represents beneficial ownership of less than one percent of the Common Stock.
(1)	Unless otherwise stated, the address of each beneficial owner is c/o SumTotal Systems, Inc. 1808 North Shoreline Blvd., Mountain View CA 94043.
(2)	This table is based on information supplied by the Named Executive Officers, directors and principal stockholders, Schedules 13D and 13D/A, Schedules 13G and 13G/A and Forms 13F-HR filed with the SEC, and the Company’s register of stockholders.
(3)	Number of shares based on Schedule 13D/A filed on April 9, 2009 (the “Vista 13D/A”) which reports Vista Equity Partners Fund III, L.P. as beneficially owning, with shared voting and dispositive power of, 3,568,012 shares; Vista Equity Partners Fund III (Parallel), L.P. as beneficially owning , with shared voting and dispositive power of, 367,536 shares; VEPF III FAF, L.P. as beneficially owning, with shared voting and dispositive power of, 81,206 shares; and each of Vista Equity Partners III GP, LLC,VEFIIGP, LLC and Robert F. Smith as each beneficially owning, with shared voting and dispositive power of, 4,016,754 shares.
(4)	Number of shares based on Schedule 13D/A filed on April 6, 2009 (the “Discovery 13D/A”), which reports Discovery Group, Michael Murphy and Daniel Donoghue as each beneficially owning 3,095,118 shares and Discovery Equity Partners, LP as beneficially owning 2,652,366 shares. Pursuant to the Discovery 13D/A, Discovery Equity Partners has shared voting power and shared dispositive power of 2,652,366 shares and Discovery Group, Michael Murphy and Daniel Donoghue each have shared voting power and shared dispositive power over all shares
(5)	Number of shares based on Schedule 13G/A filed by Wellington Management Company, LLP on February 17, 2009, and it claims shared dispositive power over 3,017,568 shares and shared voting power over 1,962,576 shares.
(6)	Number of shares based on Schedule 13G/A filed by Austin W. Marxe and David M. Greenhouse on February 13, 2009 pursuant to which the reporting persons report shared voting and dispositive power over all shares.
(7)	Number of shares based on Schedule 13G/A filed by Gagnon Securities LLC on February 18, 2009 and reports 1,518,657 shares beneficially owned by Gagnon Securities LLC and 1,998,181 beneficially owned by Neil Gagnon. Pursuant to filing, shares are held by various funds to which Gagnon Securities LLC furnishes investment advice and it has disclaimed beneficially ownership of all securities held by such funds.
(8)	Includes 559,653 shares that Mr. Fowler has the right to acquire within sixty (60) days after April 15, 2009.
(9)	Includes 300,532 shares that Mr. Laird has the right to acquire within sixty (60) days after April 15, 2009.
(10)	Includes 316,244 shares that Mr. Dholakia has the right to acquire within sixty (60) days after April 15, 2009.
(11)	Includes 145,725 shares that Ms. Rottenberg has the right to acquire within sixty (60) days after April 15, 2009.
(12)	Includes 71,981 shares that Mr. Acosta has the right to acquire within sixty (60) days after April 15, 2009.
(13)	Includes 82,847 shares that Mr. Kutay has the right to acquire within sixty (60) days after April 15, 2009.
(14)	Includes 20,000 shares that Mr. Oakes has the right to acquire within sixty (60) days after April 15, 2009.
(15)	Includes 50,000 shares that Mr. Vashee has the right to acquire within sixty (60) days after April 15, 2009.
(16)	Includes 59,296 shares that Ms. Narodick has the right to acquire within sixty (60) days after April 15, 2009.
(17)	Includes 52,391 shares that Mr. Coné has the right to acquire within sixty (60) days after April 15, 2009.
(18)	Includes 40,102 shares that Mr. Villareal has the right to acquire within sixty (60) days after April 15, 2009.
(19)	Includes 1,698,771 shares that executive officers and Directors have the right to acquire within sixty (60) days after April 15, 2009.

EQUITY COMPENSATION PLAN SUMMARY

As of December 31, 2008:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options and Restricted Stock Units	Weighted Average Exercise Price For Shares	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders Option Plans(1)	7,082,391	$5.72	2,559,653
Employee Stock Purchase Plan	—	—	1,350,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

(1)	List of plans includes: SumTotal Systems’ 2004 Equity Plan (the “2004 Equity Plan”), Docent’s 1997 Stock Option Plan, Docent’s 2000 Omnibus Equity Incentive Plan, Click2learn’s 1995 Combined Incentive and Nonqualified Stock Option Plan, Click2learn’s 1998 Equity Incentive Plan, Click2learn’s 1998 Directors’ Stock Option Plan and Intelliprep Technologies, Inc. 2000 Equity Incentive Plan. The only plan under which shares have been granted since March 19, 2004 is the 2004 Equity Plan.

Changes in Control

On April 23, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ST Software Holdings, LLC, a Delaware limited liability company (“Newco”), and ST Mergersub, Inc., a Delaware corporation and a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by a private equity fund associated with Accel-KKR (“AKKR”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (collectively, the “Common Stock”), other than shares owned by the Company, Newco or Merger Sub, will be canceled and extinguished and automatically converted into the right to receive $3.80 in cash, without interest.

The Merger Agreement contains a provision under which the Company may solicit alternative acquisition proposals through May 23, 2009. After expiration of such period, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, subject to certain exceptions for parties that have delivered a superior proposal or a proposal reasonably likely to lead to a superior proposal by May 23, 2009. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company under certain circumstances to provide information and participate in discussions at any time with respect to unsolicited alternative acquisition proposals received after May 23, 2009 and prior to the time the Company receives approval of the Merger from its stockholders.

The Merger Agreement contains certain termination rights for both the Company and Newco. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Newco a termination fee of either $3.10 million or $4.95 million, depending on the timing and circumstances of the termination and, under certain circumstances, to reimburse Newco for an amount not to exceed $1 million for transaction expenses incurred by Newco and its affiliates. The Company’s reimbursement of Newco’s expenses would reduce the amount of any required termination fee payable that becomes payable by the Company.

Newco has obtained equity financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the equity commitment will be sufficient to fully finance the Merger and the other transactions contemplated thereby. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the maintenance of a minimum cash and cash equivalents balance at the closing. The affirmative vote of a majority of the Company’s outstanding shares is required to adopt the Merger Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Board, Committees and Meetings

During the fiscal year ended December 31, 2008, the Board of Directors held eleven meetings and met regularly in executive session without management. The Board has determined that Messrs. Acosta, Coné, Kutay and Vashee and Ms. Narodick are each independent directors under the listing standards of the Nasdaq Stock Market. There is no family relationship between any director or executive officer of the Company. The Board maintains the following standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee and each member of a committee is independent under all applicable independence standards of the Nasdaq Stock Market.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Related Persons

The Company has entered into change of control agreements with certain of its Named Executive Officers, as discussed above under the heading “Change of Control Agreements.”

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

On August 5, 2008, the Company and Erika Rottenberg, the Company’s former Senior Vice President, General Counsel and Secretary entered into an independent contractor agreement whereby Ms. Rottenberg would provide certain consulting services to the Company from August 1, 2008 through December 31, 2008. Ms. Rottenberg’s agreement, which was approved by the Company’s Compensation Committee, provides that she would receive: i) continued vesting of 8,333 restricted stock units from the restricted stock unit grant previously made by the Company February 20, 2008, with such amount to vest on December 31, 2008; ii) a cash bonus equal to 2.67% of the value of 8,333 shares of the Company’s common stock, based on the closing price of the Company’s common stock on December 31, 2008; and iii) continued indemnification by the Company for the term of the independent contractor agreement, pursuant to the terms of the indemnification agreement dated on or about April 14, 2004 between the Company and Ms. Rottenberg.

On October 20, 2008, the Company entered into a transition and separation agreement with Don Fowler in connection with Mr. Fowler’s retirement as the Company’s chief executive officer and his continued service as a business advisor to the Company through December 31, 2008. Mr. Fowler’s transition agreement was approved by the Company’s Compensation Committee and provides that Mr. Fowler will i) be paid a salary of $20,000 per month through December 31, 2008; ii) receive a lump sum bonus for the fourth quarter of fiscal year 2008 pursuant to the terms of the 2008 Executive Bonus Plan and iii) remain eligible to receive all benefits that the Company generally provides to its employees through December 31, 2008. In addition, subject to Mr. Fowler’s compliance with the Transition Agreement through December 31, 2008, Mr. Fowler’s option agreements will be amended to provide that 86,147 unvested stock options will be immediately vested and 535,000 of Mr. Fowler’s options will be exercisable until the earlier of December 31, 2010 and the original expiration date of such options.

On January 9, 2009, the Company announced the departure of Ray Villareal, the Company’s Senior Vice President, Field Operations and on February 15, 2009, the Company entered into an agreement with Mr. Villareal, in connection with Mr. Villareal’s departure from the Company. The agreement provides, among other things, that Mr. Villareal will receive (i) separation payments in the aggregate of $202,500; (ii) the earned payout from the fourth quarter of the Company’s 2008 Executive and Management Bonus Plan; (iii) monthly COBRA reimbursements starting on February 1, 2009 for up to six months or until he becomes eligible for health coverage from another company; (iv) full vesting of unvested restricted stock awards totaling 14,250 shares; and (v) full vesting of 33,250 restricted stock units (from Mr. Villareal’s original grant, which had a maximum of 66,500 units). The agreement also provides for a release of all claims by Mr. Villareal and various covenants from Mr. Villareal, including not competing with, or soliciting employees and customers from, the Company.

On April 3, 2009, the Compensation Committee approved, adopted and entered into an Amended and Restated Change of Control Agreement with Arun Chandra, which amended the term, benefits and obligations under such agreement, as set forth in the Company’s form of Amended and Restated Change of Control Agreement, as described above, to provide that the period of coverage, the amount of base salary payable, the amount of the bonus payable, the length of COBRA reimbursements and the term of Mr. Chandra’s covenants under the agreement, including with respect to not competing with, or soliciting employees and customers from, the Company, in each case was amended from 12 months to 18 months.

Review, Approval or Ratification of Transactions With Related Persons

As set forth in its charter, our Audit Committee is responsible for reviewing and approving all related-party transactions, including transactions between the Company and its directors and officers. In 2007, the Audit Committee and Corporate Governance and Nominating Committee recommended, and the Board of Directors adopted, written policies and procedures relating to the approval or ratification of related-party transactions. Under the policies and procedures, our Audit Committee reviews the material facts of all related-party transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the related-party transaction, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the related-party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in any approval of a related-party transaction for which he or she is a related person. If a related party transaction will be ongoing, the Audit Committee may establish guidelines for the Company to follow in its ongoing dealings with the related person and thereafter, from time-to-time, as it deems appropriate, review and assess ongoing relationships with the related person and assess whether they are in compliance with the Audit Committee’s guidelines.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Principal Accountants

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP for fiscal years 2007 and 2008:

	2007		2008
Audit Fees — the aggregate fees billed for the audit of annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements	$1,318,000	(1)	$1,207,000

Audit Related Fees — the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including conducting mergers and acquisitions due diligence

Tax Fees — the aggregate fees billed for tax compliance, tax advice and tax planning	$135,000		$69,000
All Other Fees — the aggregate fees billed for other products and services

Total	$1,453,000		$1,276,000

(1)	Includes $59,000 related to the Company’s May 2007 registered direct offering.

Audit Committee Pre-Approval Policy

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all services to be provided by BDO Seidman, LLP. Accordingly, all services performed by BDO Seidman, LLP in fiscal year 2008 were pre-approved.

Pre-approval includes audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget. In other cases, the Chair of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and the Chair then communicates such pre-approvals to the full Audit Committee. The Audit Committee’s pre-approval policy is set forth in the Charter of the Audit Committee which is posted under the “Our Company — Investor Relations — Corporate Governance” section of the Company’s web site at: www.sumtotalsystems.com.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)-(2) The financial statements or required financial statement schedules are included in the Original Filing made on March 11 2009. Refer to the Index to Consolidated Financial Statements in Item 8 herein.

(b)	Exhibits Index

Except as set forth below, the required exhibits are included in the Original Filing made on March 11, 2009.

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

April 30, 2009	/S/ NEIL J. LAIRD
Date	Neil J. Laird Chief Financial Officer (Duly Authorized Officer and Chief Financial and Chief Accounting Officer)