Form 10-Q
period 2009-03-31
SUMTOTAL SYSTEMS INC
filed 2009-05-05
CIK 1269132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, par value $0.001, as of May 1, 2009 was 31,236,602 shares.

SUMTOTAL SYSTEMS, INC.

FORM 10–Q

For the Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$34,838	$44,059
Short-term investments	9,990	3,790
Accounts receivable, net of allowance for sales returns and doubtful accounts of $678 and $879, respectively	18,096	23,498
Prepaid expenses and other current assets	4,733	4,953

Total current assets	67,657	76,300
Property and equipment, net	6,951	6,132
Intangible assets, net	5,999	7,084
Other assets	1,940	1,786

Total assets	$82,547	$91,302

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,135	$1,693
Accrued compensation and benefits	5,228	7,117
Other accrued liabilities	4,149	4,045
Restructuring accrual	113	—
Deferred revenue	33,128	32,416
Notes payable	—	4,667

Total current liabilities	45,753	49,938
Non-current liabilities:
Other accrued liabilities, non-current	103	107
Restructuring accrual, non-current	93	—
Deferred revenue, non-current	2,448	2,111

Total liabilities	48,397	52,156

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	31	31
Additional paid-in capital	401,888	400,932
Treasury stock	(8,274)	(7,744)
Accumulated other comprehensive loss	(1,090)	(833)
Accumulated deficit	(358,405)	(353,240)

Total stockholders’ equity	34,150	39,146

Total liabilities and stockholders’ equity	$82,547	$91,302

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three-Months Ended March 31,
	2009	2008
Revenue:
Subscriptions and support	$16,774	$17,627
Service	5,295	9,672
License	1,631	8,693

Total revenue	23,700	35,992

Cost of revenue:
Subscriptions and support	5,581	5,961
Service	4,391	6,891
License	52	64
Amortization of intangible assets	1,085	1,684

Total cost of revenue	11,109	14,600

Gross margin	12,591	21,392

Operating expenses:
Research and development	5,003	5,830
Sales and marketing	7,127	8,728
General and administrative	4,167	5,176
Restructuring	1,295	85

Total operating expenses	17,592	19,819

Income (loss) from operations	(5,001)	1,573
Interest expense	(139)	(222)
Interest income	103	493
Other income (expense), net	(48)	21

Income (loss) before provision for income taxes	(5,085)	1,865
Provision for income taxes	80	363

Net income (loss)	$(5,165)	$1,502

Net income (loss) per share, basic and diluted	$(0.17)	$0.05

Weighted average common shares outstanding:
Basic	31,237	32,177
Diluted	31,237	32,483

	Three-Months Ended March 31,
	2009	2008
Stock-based compensation expense:
Cost of revenue - subscriptions and support	$60	$70
Cost of revenue - service	154	150
Research and development	52	175
Sales and marketing	139	355
General and administrative	286	469
Restructuring	115	—

Total stock-based compensation expense	$806	$1,219

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three-Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,165)	$1,502
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,038	1,171
Amortization of intangible assets	1,085	1,683
Loss of disposals of property and equipment	15	—
Provision for (recovery of) sales returns and doubtful accounts	186	(38)
Accretion of interest on short-term investments	(13)	(121)
Amortization of discount on notes payable	—	38
Stock-based compensation	806	1,219
Changes in operating assets and liabilities:
Accounts receivable, net	5,451	2,400
Prepaid expenses and other current assets	247	645
Other assets	(116)	(27)
Accounts payable	1,433	176
Accrued compensation and benefits	(1,931)	(2,043)
Other accrued liabilities	60	703
Restructuring accrual	206	35
Deferred revenue	884	(3,725)

Net cash provided by operating activities	4,186	3,618

Cash flows from investing activities:
Purchases of property and equipment	(1,918)	(374)
Purchases of short-term investments	(9,987)	(5,052)
Sales/maturities of short-term investments	3,800	25,950

Net cash provided by (used in) investing activities	(8,105)	20,524

Cash flows from financing activities:
Repayment of credit facility	(4,375)	(1,094)
Payment of notes payable	(292)	(292)
Purchase of treasury stock	(530)	(646)
Payment of taxes withheld in connection with restricted stock issuances	(112)
Net proceeds from the issuance of common stock and exercises of common stock options	262	406

Net cash used in financing activities	(5,047)	(1,626)

Effect of foreign exchange rate changes on cash and cash equivalents	(255)	233

Net increase (decrease) in cash and cash equivalents	(9,221)	22,749
Cash and cash equivalents at beginning of period	44,059	19,182

Cash and cash equivalents at end of period	$34,838	$41,931

Supplemental disclosure of cash flow information
Interest paid	$82	$201
Taxes paid	$231	$57

Refer to the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SUMTOTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

SumTotal Systems, Inc. and its subsidiaries (“SumTotal Systems”, “SumTotal”, and “the Company”) develop, market, distribute and support learning, performance and talent management software solutions and on-demand subscriptions. SumTotal Systems’ markets are worldwide and include a broad range of industries. SumTotal Systems was formed on March 18, 2004, as a result of the acquisition of Docent, Inc. by Click2learn, Inc.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2009, and for the three-months ended March 31, 2009 and 2008, respectively, has been prepared by SumTotal Systems, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain insignificant prior period amounts have been reclassified to conform to the current period presentation. The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly SumTotal Systems’ financial position, results of operations and cash flows for the interim periods presented. SumTotal Systems’ accounting policies were outlined in its Annual Report on Form 10-K, which was filed with the SEC on March 11, 2009. There were no significant changes in the accounting policies that occurred during the three-month ended March 31, 2009 that has materially affected the Company’s financial reporting unless specifically outlined in these unaudited notes to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q should be read in conjunction with SumTotal Systems’ audited consolidated financial statements contained in the Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents of $34.8 million and $44.1 million at March 31, 2009 and December 31, 2008, respectively, are comprised of highly liquid financial instruments consisting primarily of cash, investments in money market funds and commercial paper with insignificant interest rate risk and with original maturities of three months or less. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Short-term Investments

Short-term investments of $10.0 million and $3.8 million at March 31, 2009 and December 31, 2008, respectively, are stated at fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. SumTotal Systems classified all of the debt securities as available-for-sale. Short-term investments consist principally of taxable, short-term marketable investment instruments; such as commercial paper, corporate bonds and treasury bills, with maturities or callable dates between three months and one year. SumTotal Systems states its investments at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, SumTotal Systems considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

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

On January 1, 2008, SumTotal Systems adopted SFAS No. 157, Fair Value Measurements, and subsequently adopted certain related Financial Accounting Standards Board (“FASB”) staff positions. The adoption of SFAS No. 157 and related positions did not have a material impact on the Company’s consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, SumTotal Systems considers the principal or most advantageous market in which the Company would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 Using:
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4,243	$4,243	$—	$—
Certificates of deposit	1,980	1,980	—	—
Treasury bills	9,990	9,990	—	—
Money-market funds	28,615	28,615	—	—

Total cash, cash equivalents and short-term investments	$44,828	$44,828	$—	$—

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

Accounts receivable include amounts due from customers in a wide variety of industries, throughout North and Latin America, Europe, Middle East and Africa and the Asia/Pacific region. Accounts receivable are recorded at the invoiced amount and do not bear interest. SumTotal Systems performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses based on the expected collectability of its accounts receivable. To date, such losses have been within management’s expectations. At March 31, 2009 and December 31, 2008, respectively, SumTotal Systems had no customers that accounted for greater than 10% of accounts receivable, net of allowance for sales returns and doubtful accounts. No customers accounted for greater than 10% of total revenue in the three-months ended March 31, 2009. One customer accounted for 15% of total revenue in the three-months ended March 31, 2008.

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

3.	Fee is fixed or determinable. SumTotal Systems considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within SumTotal Systems’ standard payment terms. SumTotal Systems considers payment terms greater than one fiscal quarter to be beyond SumTotal Systems’ customary payment terms. In these cases, or if the arrangement price is subject to refund, concession or other adjustment, then SumTotal Systems considers the fee to not be fixed or determinable. In these cases, revenue is deferred and recognized when payments become due and payable, or the right to refund or adjustment lapses; and

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

On-Demand Subscriptions

In hosted On-Demand subscription arrangements where SumTotal Systems provides its software applications as a service, SumTotal Systems considered EITF No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP No. 97-2. Accordingly, SumTotal Systems follows the provisions of SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104 and EITF No. 00-21. Customers typically prepay for these services, amounts which SumTotal Systems defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the hosted On-Demand subscription solution, these arrangements may also include set-up fees which are sold at a fixed fee and/or customizations which are billed on a time-and-materials basis. SumTotal Systems recognizes the revenue from any set-up fees and/or customization services ratably over the term of the expected customer relationship once the customer has access to the software. SumTotal Systems recognizes the revenue from professional services, which have stand-alone value and are not essential to the functionality of the solution, ratably over the remaining term of the initial contract once the customer has access to the software since the Company is unable to establish an estimate of fair value for the subscription service in accordance with EITF 00-21. In addition, SumTotal Systems defers the direct and incremental costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential to the On-Demand subscriptions, SumTotal Systems recognizes no revenue until the services are completed. After the completion of the significant customization or modification of the software and the service start date, the entire arrangement fee is recognized ratably over the expected customer relationship. If the direct costs incurred for a contract exceed the non-cancelable contract value, then SumTotal Systems recognizes a loss for direct costs incurred in excess of the contract value as a period expense.

Hosting Revenue

SumTotal Systems provides hosting services to certain customers that own perpetual licenses. Based on the criteria outlined in EITF No. 00-03, SumTotal Systems has determined that the majority of SumTotal Systems’ hosting arrangements, other than On-Demand subscription contracts, are within the scope of SOP No. 97-2. The applicability of EITF No. 00-03 requires SumTotal Systems to recognize the portion of the fee attributable to the license on delivery, while the portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria of SOP No. 97-2 have been met. In cases where the arrangements fall outside of the scope of SOP No. 97-2, SumTotal Systems recognizes revenue from monthly subscription fees ratably over the term of the contract and any upfront fees over the term of the expected customer relationship under the provisions of SAB No. 104.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In the fourth quarter of fiscal 2008, SumTotal Systems recorded a non-cash, after-tax charge of $68.5 million for impairment of goodwill primarily triggered by the effects of adverse market conditions that caused a decrease in the Company’s stock price at December 31, 2008. This impairment charge represented the entire balance of SumTotal Systems’ goodwill. As a part of its annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, SumTotal Systems also evaluated possible impairment of its other intangible assets in accordance with the provisions of SFAS No. 144, based on the future undiscounted cash flows projections of each intangible asset. SumTotal Systems had no impairment of the other intangible assets on the balance sheet at March 31, 2009 and December 31, 2008, respectively.

Business Combinations

In accordance with SFAS No. 141 (revised), Business Combinations, any future acquisition completed by SumTotal Systems will be accounted for under the acquisition method (previously referred to as the purchase method). Under this method the Company is required to identify the acquirer, determine the acquisition date and purchase price, and recognize at the acquisition-date the fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.

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

Purchased intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. As a part of its annual goodwill impairment testing in accordance with the provisions of SFAS No. 142, SumTotal Systems also evaluated possible impairment of its other intangible assets in accordance with the provisions of SFAS No. 144, based on the future undiscounted cash flows projections of each intangible asset. There was no impairment of the Company’s other intangible assets on the balance sheet at March 31, 2009 and December 31, 2008, respectively. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values using straight-line and accelerated methods designed to match the amortization to the benefits received where applicable.

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

Capitalized Software

For other development costs related to software to be used solely for internal use, such as for the on-demand subscription offering, SumTotal Systems follows the guidance of EITF No. 00-2, Accounting for Web Site Development Costs, EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. EITF No. 00-2 sets forth the accounting for website development costs. EITF No. 00-3 sets forth the accounting for software in a hosted arrangement. SOP No. 98-1 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. SumTotal Systems has not capitalized any software development costs for external or internal use for the three-months ended March 31, 2009 and 2008, respectively.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, and in accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net income per share includes potential dilutive common shares. Potential dilutive common shares are comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three-months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2009	2008
Net income (loss)	$(5,165)	$1,502

Weighted average common shares outstanding:
Basic	31,237	32,177
Assumed conversion of dilutive securities:
Common stock equivalents	—	932
Treasury stock repurchased	—	(626)

Potentially dilutive common shares	—	306

Diluted	31,237	32,483

Net income (loss) per share:
Basic	$(0.17)	$0.05

Diluted	$(0.17)	$0.05

The following table sets forth the equity awards; including common stock options, restricted stock awards and restricted stock units, and warrants that were excluded from the computation of diluted loss per share because their effects would have been anti-dilutive due to SumTotal Systems’ net loss position for the three-months ended March 31, 2009, and due to exercise prices being in excess of market price for the three-months ended March 31, 2008 (in thousands, except per option and warrant amounts):

	Three-Months Ended March 31,
	2009	2008
Equity awards to acquire shares of common stock	7,263	5,497
Weighted average option price	$5.31	$7.30
Warrants to acquire shares of common stock	—	1,424
Weighted average warrant price	$—	$7.54

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of comprehensive loss for the three-months ended March 31, 2009 and 2008 presented below (in thousands):

	Three-Months Ended March 31,
	2009	2008
Net income (loss)	$(5,165)	$1,502
Foreign currency translation adjustment	(254)	59
Unrealized gain (loss) on investments	(3)	(7)

Comprehensive income (loss)	$(5,422)	$1,554

SumTotal Systems’ total comprehensive income (loss) for the three-months ended March 31, 2009 and 2008 consisted of net income (loss), the change in foreign currency translation adjustments and unrealized gain/loss on investments. The tax effects on the foreign currency translation adjustments have not been significant. Accumulated other comprehensive loss at March 31, 2009, consists of foreign currency translation loss adjustments of $1,091,000 and unrealized gain on investments of $1,000.

Stock-Based Compensation

SFAS No. 123R, Share-Based Payment, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in SumTotal Systems’ consolidated statement of operations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rates for the three-months ended March 31, 2009 and 2008 were 14.73% and 10.54%, respectively, and were based on historical compound annual forfeiture experience.

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

Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. On January 1, 2009, SumTotal Systems adopted SFAS No. 141R, which did not have a material impact on SumTotal Systems’ financial position and results of operations in the current reporting period, but will affect how future acquisitions are treated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and to eliminate “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. On January 1, 2009, SumTotal Systems adopted SFAS No. 160, which did not have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 applies to all entities that prepare consolidated financial statements and to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments as defined in SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. On January 1, 2009, SumTotal Systems adopted SFAS No. 161, which did not have a material impact on its financial disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. On January 1, 2009, SumTotal Systems adopted FSP SFAS No. 142-3, which did not have a material impact on its financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. SumTotal Systems did not have any investments that are accounted for under the equity method as of March 31, 2009. Therefore, the adoption of EITF No. 08-6 on January 1, 2009 did not have any financial impact on its financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. SumTotal Systems did not have any defensible intangible assets as of March 31, 2009. Therefore, the adoption of EITF No. 08-7 on January 1, 2009 did not have any financial impact on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB believes that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result. SFAS No. 162 became effective on November 15, 2008, and did not have any impact on SumTotal Systems’ financial position, results of operations and cash flows upon adoption.

NOTE 3: INTANGIBLE ASSETS

Intangible assets at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Acquired technology	$13,312	$(12,738)	$574
Customer installed-base relationships	17,094	(11,974)	5,120
Customer hosted relationships	1,014	(1,014)	—
Customer contract relationships	8,525	(8,220)	305

Total intangible assets	$39,945	$(33,946)	$5,999

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Acquired technology	$13,312	$(12,495)	$817
Customer installed-base relationships	17,094	(11,249)	5,845
Customer hosted relationships	1,014	(971)	43
Customer contract relationships	8,525	(8,146)	379

Total intangible assets	$39,945	$(32,861)	$7,084

There was no impairment of intangible assets for the three-months ended March 31, 2009 and 2008, respectively.

The following represents the expected future amortization of intangible assets as of March 31, 2009 (in thousands):

Remainder of 2009	$2,953
2010	1,841
2011	1,080
2012	125

Total expected future amortization of intangible assets	$5,999

Amortization expense related to intangible assets was approximately $1,085,000 and $1,684,000 in the three-months ended March 31, 2009 and 2008, respectively.

NOTE 4: BORROWINGS

The current portion of notes payable consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Credit facility	$—	$4,375
Litigation settlement	—	292

Total current portion of notes payable	$—	$4,667

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

The Term Loan is subject to certain restrictive covenants which include, but are not limited to, maintaining certain levels of EBITDA, leverage ratios, as well as restrictions on capital expenditures, indebtedness, distributions, investments and on change of control. There is only monitoring and no enforcement of the financial covenants if SumTotal Systems maintains a minimum balance of at least $15.0 million between qualified cash accounts (accounts pledged to the lender) and excess availability under the Revolver. As of March 31, 2009, SumTotal Systems had $44.6 million, comprised of $39.8 million in qualified cash accounts and $4.8 million in excess availability under the Revolver and therefore no test of the covenants was required. SumTotal Systems was in compliance with all terms of its credit facility as of March 31, 2009. In the event that SumTotal Systems’ qualified cash balance falls below the $15.0 million threshold and it cannot achieve the financial results necessary to maintain compliance with these covenants, SumTotal Systems could be declared in default and be required to sell or liquidate its assets to repay the outstanding credit facility, if utilized.

In January 2009, SumTotal Systems made total payments of $4.5 million to Wells Fargo Foothill to fully pay off its outstanding Term Loan, of which $4.4 million and $0.1 million were principal and interest, respectively. Included in the $4.4 million principal payments were a $1.1 million quarterly installment and a $3.3 million prepayment of the remaining principal. As a result of the loan payoff, SumTotal Systems did not have any outstanding principal or interest payments at March 31, 2009.

SumTotal Systems has an agreement with Wells Fargo Foothill in which SumTotal Systems will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, the Company has $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 of the Revolver was available for borrowings at March 31, 2009. Prospectively, at this time, SumTotal Systems anticipates it will only enter into forward foreign exchange hedging contracts to mitigate foreign currency exposures and will not enter into forward foreign exchange contracts for trading or speculative purposes. SumTotal Systems had no forward contracts at March 31, 2009.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive loss for the three-months ended March 31, 2009 was a foreign translation loss of $254,000, as compared to a gain of $59,000 in the comparable period in 2008. Due to the substantial volatility of currency exchange rates, among other factors, SumTotal Systems cannot predict the effect of exchange rate fluctuations on its future operating results.

Litigation Settlement

On March 14, 2006, SumTotal Systems entered into an agreement to settle all patent infringement claims with IpLearn that included, among other terms, a binding mutual release of all claims the parties may have had against each other, certain licenses and covenants not to sue, a payment from SumTotal Systems to IpLearn of $3.5 million, payable over three years and the issuance of 50,000 shares of SumTotal Systems’ common stock to IpLearn valued at $181,000. The settlement was reached with no admission of liability or wrongdoing by any party. The aggregate amount of the settlement was accrued as of December 31, 2005. The liability was fully settled in January 2009.

NOTE 5: RESTRUCTURING

The following table depicts restructuring activity for the three-months ended March 31, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Reductions/ Cash Expenditures	Balance at March 31, 2009
Vacated facilities	$—	$193	$(31)	$162
Stock-based compensation	—	115	(115)	—
Employee severance and other related costs	—	987	(943)	44

	$—	$1,295	$(1,089)	$206

Obligations for restructured facility leases are accrued on the consolidated balance sheet at their net present values including estimated future sublease rentals based on current market expectations. Employee severance and other related costs consist of severance and other benefits resulting from the Company’s reduction in force to reduce its cost structure. During the first quarter of 2009, SumTotal Systems committed to a cost reduction plan to reduce 8% of its headcount across all functions in all regions and restructured a portion of its facilities in Bellevue, Washington and Mountain View, California Locations, and recorded a restructuring charge of $1.3 million. Included in this charge are vacated facilities of $193,000, stock-based compensation related to workforce reduction of $115,000, and employee severance and other benefits of $987,000. SumTotal Systems estimates it will incur additional employee related restructuring charges of approximately $10,000 in the second quarter of 2009.

NOTE 6: TREASURY SHARE PURCHASES

On August 20, 2007, SumTotal Systems’ Board of Directors authorized the repurchase of up to $15.0 million of SumTotal Systems’ outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. SumTotal Systems intends to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate SumTotal Systems to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at SumTotal Systems’ discretion. As of March 31, 2009, SumTotal Systems has purchased 2,016,690 shares of common stock for an aggregate cost of $8.3 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
Through December 31, 2008	1,670,272	$4.64	$7,743,716	$7,256,284
January 1-31, 2009	—	—	—	7,256,284
February 1-28, 2009	17,686	1.78	31,507	7,224,777
March 1-31, 2009	328,732	1.52	498,307	6,726,470

Total	2,016,690	$4.10	$8,273,530	$6,726,470

NOTE 7: COMMITMENTS AND CONTINGENCIES

Commitments

SumTotal Systems leases office space in Mountain View, California; Bellevue, Washington; Gainesville, Florida; Columbus, Ohio; Rochester, New York; Tokyo, Japan; Paris, France; Datchet, United Kingdom; Frankfurt, Germany; Hyderabad, India; and Beijing, People’s Republic of China; and certain equipment under non-cancelable operating leases expiring in years through 2014. Rent expense under operating leases was approximately $708,000 and $704,000 during the three-months ended March 31, 2009 and 2008, respectively.

Future payments under operating lease obligations at March 31, 2009 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$9,616	$2,065	$2,105	$1,740	$1,749	$1,813	$144

Contingencies

In the event of a change of control and the subsequent termination of any of SumTotal Systems’ executive officers and certain key employees in a manner defined in the agreement as a termination event, the Company will be obligated to pay the officer or the key employee certain compensation and benefits, including: one year of the officer’s base salary to be paid over a one year period, 100% of the officer’s target bonus payable in one lump sum within five days, full acceleration of outstanding equity awards and continuing health coverage for up to one year, as more fully described in the Amended and Restated Change of Control Agreement. On April 3, 2009, SumTotal Systems entered into an Amended and Restated Change of Control Agreement with its Chief Executive Officer, which amended the term, benefits and obligations under the agreement, from one year to 18 months. In addition to this change of control agreement, the terms of SumTotal Systems’ Chief Executive Officer’s employment offer letter provides that if, prior to December 31, 2009, his employment is terminated other than for cause or good reason, he would be entitled to be paid one year’s base salary, 100% of his targeted annual bonus and other benefits as described in his offer letter.

From time-to-time, third-parties assert patent infringement claims against SumTotal Systems in the forms of letters, litigation, or other forms of communication. In addition without limitation, from time-to-time, SumTotal Systems is subject to other legal proceedings and claims in the ordinary course of business, including; claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, SumTotal Systems’ analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. In addition, a purported class action lawsuit has been filed against SumTotal Systems and its directors with respect to the acquisition of Sumtotal Systems by affiliates of Accel-KKR, as described in Note 10, Legal Proceedings. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on SumTotal Systems’ business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on its future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 8, Guarantees, Warranties and Indemnification, and Note 10, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements.

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

Revenue by international region is based on the direct billing location of the customer and is as follows (in thousands, except percentages):

	Three-Months Ended March 31,
	2009		2008
	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$18,007	76.0%	$27,523	76.5%
Other Americas	1,408	5.9%	2,324	6.5%

Total Americas	19,415	81.9%	29,847	83.0%
Europe, Middle East and Africa	3,078	13.0%	4,906	13.6%
Asia/Pacific	1,207	5.1%	1,239	3.4%

Total revenue	$23,700	100.0%	$35,992	100.0%

Long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, by geographic location are as follows (in thousands):

	March 31, 2009	December 31, 2008
United States	$13,128	$12,972
Europe, Middle East and Africa	135	151
India	1,466	1,703
Asia/Pacific	161	176

Total long-lived assets	$14,890	$15,002

NOTE 10: LEGAL PROCEEDINGS

From time-to-time, SumTotal Systems is involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. SumTotal Systems is not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on SumTotal Systems’ business, operating results or financial condition, except as noted below.

Lief Irgens v. SumTotal Systems, Inc., et al., Case No. 109CV141073, Superior Court of Santa Clara County, California. A purported class action lawsuit was filed on April 28, 2009 against SumTotal Systems and each of its directors claiming, among other things, that the board of directors breached their fiduciary duties to the company’s stockholders by entering into the merger agreement on April 23, 2009 with affiliates of Accel-KKR, as described in Note 11, Subsequent Events, for an unfair price and failing to engage in a fair sale process with respect to the proposed merger. The complaint seeks damages and injunctive relief. SumTotal Systems intends to vigorously defend these claims.

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

NOTE 11: SUBSEQUENT EVENTS

On April 3, 2009 Vista Equity Partners III, LLC (“Vista”) submitted a proposal to acquire the Company in a merger in which stockholders would receive $3.25 per share in cash (the “Proposal”). In addition, on April 6, 2009, Vista delivered notice to the Company in which it nominated three directors for election to the Company’s Board of Directors at the Company’s 2009 annual meeting of stockholders.

On April 23, 2009, and as described in the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ST Software Holdings, LLC (“Newco”), and ST Mergersub, Inc., a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub would be merged with and into the Company, and as a result the Company would continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by a private equity fund associated with Accel-KKR. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and extinguished and automatically converted into the right to receive $3.80 in cash.

In addition, on April 28, 2009, a purported class action lawsuit has been filed against us and our directors with respect to the acquisition of the company by affiliates of Accel-KKR, as described in Note 10, Legal Proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes contained elsewhere within this document. Operating results for the three-months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the SumTotal Systems Annual Report on Form 10-K for the year ended December 31, 2008.

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements may be identified by the words “may”, “plans”, “expects”, “anticipates”, “intends”, “targets”, “goals”, “seeks”, “believes”, “potential”, “continue”, “predict”, “could”, “will”, “estimate” and similar language, including variations of such words and include, but are not limited to, statements regarding the following: the proposed acquisition of the Company by Accel-KKR, our belief that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months; our belief that any current disputes will not result in litigation, but if they do, they will not have a material adverse effect on our business, operating results and/or financial condition; statements about future business operations, including future product launches; marketing statements; industry leadership; internal controls and procedures; statements about our product, SumTotal 8 Series; revenue recognition; continued growth in our revenues from our professional service organization; financial performance including, but not limited to, estimated revenues, bookings, operating expenses, gross margins, and profit, and market conditions that include risks and uncertainties are based on information that is available to us at the date of this Quarterly Report on Form 10-Q and reflects management’s then current expectations, estimates, beliefs, assumptions and goals and objectives, and are subject to uncertainties that are difficult, if not impossible, to predict. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We recorded total revenue of $23.7 million in the three-months ended March 31, 2009, a decrease from $36.0 million over the comparable period in 2008. Our net loss was $5.2 million in the three-months ended March 31, 2009, compared to net income of $1.5 million over the same period in 2008. Our deferred revenue was $35.6 million at March 31, 2009, a $1.0 million increase from $34.6 million at December 31, 2008. Our cash flow from operating activities increased to $4.1 million in the three-months ended March 31, 2009 from $3.6 million in the comparable period in 2008. Further, we ended the quarter with $44.8 million in cash, cash equivalents and short-term investment.

On April 23, 2009, and as described in the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, ST Software Holdings, LLC (“Newco”), and ST Mergersub, Inc., a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub would be merged with and into us, and as a result we would continue as the surviving corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by a private equity fund associated with Accel-KKR.

Pursuant to the Merger Agreement, each issued and outstanding share of our common stock will be canceled and extinguished and automatically converted into the right to receive $3.80 in cash. Options to purchase our common stock and restricted stock units, whether vested or unvested, will be converted into a right to receive cash consideration as described in the Merger Agreement. Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by holders of a majority of our outstanding common stock and (ii) absence of any law or order prohibiting the consummation of the Merger. In addition, Newco’s obligation to consummate the merger is subject to our having at least $36.5 million of cash and cash equivalents at the closing of the merger.

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

We have made no significant changes in our critical accounting policies and estimates since our previous filing on our Annual Report on Form 10-K, as filed with the SEC on March 11, 2009.

Comparison of Financial Data for the Three-Months Ended March 31, 2009 and 2008

Results of Operations

The following table presents our results of continuing operations as a percentage of total revenue for the three-months ended March 31, 2009 and 2008:

	2009	2008
Revenue:
Subscriptions and support	70.8%	49.0%
Service	22.3	26.9
License	6.9	24.1

Total revenue	100.0	100.0

Cost of revenue:
Subscriptions and support	23.6	16.6
Service	18.5	19.1
License	0.2	0.2
Amortization of intangible assets	4.6	4.7

Total cost of revenue	46.9	40.6

Gross margin	53.1	59.4

Operating expenses:
Research and development	21.1	16.2
Sales and marketing	30.1	24.2
General and administrative	17.6	14.4
Restructuring	5.4	0.2

Total operating expenses	74.2	55.0

Income (loss) from operations	(21.1)	4.4
Other income (expense), net	(0.4)	0.8

Income (loss) before income taxes	(21.5)	5.2
Provision for income taxes	0.3	1.0

Net income (loss)	(21.8)%	4.2%

Revenue

Revenue for the three-months ended March 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
Subscriptions and support	$16,774	$17,627	$(853)	(4.8)%
Percentage of net revenue	70.8%	49.0%
Service	5,295	9,672	(4,377)	(45.3)%
Percentage of net revenue	22.3%	26.9%
License	1,631	8,693	(7,062)	(81.2)%
Percentage of net revenue	6.9%	24.1%

Total revenue	$23,700	$35,992	$(12,292)	(34.2)%

Despite the sustained decline in the global economy, the decrease in subscriptions and support revenue in the three-months ended March 31, 2009 over the comparative period in 2008 is small. We attribute this to a number of factors, including the shift in our business focus and strategy to our on-demand solutions and increased investments in our sales and marketing efforts in international markets. Subscriptions and support revenue was also positively affected by the increase in the number of on-demand customers.

The decrease in our license revenue and increase in recurring on-demand subscriptions revenue reflected the shift in our business emphasis and strategy from our perpetual license products to on-demand subscriptions and a sustained decline in the global economy which has decreased the budgets of our customers for large license purchases and related services purchases.

Subscriptions and support revenue. The decrease in subscriptions and support revenue in the three-months ended March 31, 2009 over the comparable period in 2008 was as follows (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
Hosting subscriptions	$3,423	$3,958	$(535)	(13.5)%
Term license rental arrangements	1,638	1,722	(84)	(4.9)%
On-demand subscriptions	2,917	1,875	1,042	55.6%

Total subscriptions	7,978	7,555	423	5.6%
Support maintenance	8,796	10,072	(1,276)	(12.7)%

Total subscriptions and support revenue	$16,774	$17,627	$(853)	(4.8)%

The increase in on-demand subscriptions in the three-months ended March 31, 2009 over the comparative period in 2008 was the result of increased interest in on-demand solutions as a way for our global customers to manage costs effectively, and demonstrates continued growth within our installed base, and broad market interest in on-demand solutions for both Learning Management and Performance Management. The decrease in hosting subscriptions revenue, term license rental arrangements revenue and support maintenance revenue reflects the shift from our perpetual license products to on-demand subscriptions, as these products are typically included in the on-demand subscription. In addition, during the three-months ended March 31, 2008, we recognized a $0.7 million of support maintenance revenue from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in subscription and support had no material effect on our revenue in the three-months ended March 31, 2009 over the comparative period in 2008.

Service revenue. Service revenue was unfavorably affected by the difficult global economic environment, which has decreased the budgets of our customers for large license and related services purchases.

As our clients are purchasing more on-demand subscriptions, the size of our services contracts is smaller than comparable service contracts for perpetual licenses, as less customization services are needed for on-demand subscriptions.

The decrease in service revenue in the three-months ended March 31, 2009 over the comparable period in 2008 was also due to continued shift from recognizing professional services revenue as the services were performed under our perpetual license model, to recognizing the services over the subscription service period in our on-demand solution. The subscription services are provided pursuant to customer agreements with terms typically ranging from one to three years. The revenue for professional services associated with our on-demand deals is recognized ratably over the term of the agreement.

In three-months ended March 31, 2008, we recognized $1.2 million of consulting services revenue from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue.

Price changes in service had no material effect on our revenue in the three-months ended March 31, 2009 over the comparative period in 2008.

License revenue. The decrease in license revenue in the three-months ended March 31, 2009 over the comparable period in 2008 was primarily due to $3.4 million in license revenue recognized in the three-months ended March 31, 2008 from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. The decrease in license revenue is also due to the decrease in sales of our perpetual license products as new small and medium business (“SMB”) customers purchased our subscription offerings rather than the perpetual products we sold historically.

Price changes in license had no material effect on our revenue in the three-months ended March 31, 2009 over the comparative period in 2008.

Geographic Region. We sell our product solutions in three geographic regions: Americas; Europe, Middle East and Africa; and Asia/Pacific. Revenues for each region, which include product and service revenue, are summarized in the following table (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
United States	$18,007	$27,523	$(9,516)	(34.6)%
Percentage of net revenue	76.0%	76.5%
Other Americas	1,408	2,324	(916)	(39.4)%
Percentage of net revenue	5.9%	6.5%

Total Americas	19,415	29,847	(10,432)	(35.0)%
Percentage of net revenue	81.9%	83.0%
Europe, Middle East and Africa	3,078	4,906	(1,828)	(37.3)%
Percentage of net revenue	13.0%	13.6%
Asia/Pacific	1,207	1,239	(32)	(2.6)%
Percentage of net revenue	5.1%	3.4%

Total revenue	$23,700	$35,992	$(12,292)	(34.2)%

The decrease in Americas’ revenue for the three-months ended March 31, 2009 over the comparable period in 2008 was primarily due to $5.3 million in revenue recognized in the three-months ended March 31, 2008 from one of our global retail customers as we met certain revenue recognition criteria which allowed us to recognize previously deferred revenue. The decrease in Europe’s revenue was primarily due to revenue recognized in the three-months ended March 31, 2008 from a large sale and installation of an enterprise-wide solution for one of our global financial services customers. Revenue in Asia/Pacific remains about the same for the three-months ended March 31, 2009 over the comparable period in 2008. The decrease in total revenue was also due to the sustained decline in the global economy.

Price changes had no material effect on our revenue in any region or revenue type in the three-months ended March 31, 2009 over the comparable period in 2008.

No customers accounted for greater than 10% of total revenue in the three-months ended March 31, 2009. One customer accounted for 15% of total revenue in the three-months ended March 31, 2008.

Cost of Revenue

The following table is a summary of cost of revenue between subscriptions and support, service, license, and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
Subscriptions and support	$5,581	$5,961	$(380)	(6.4)%
Percentage of total revenue	23.6%	16.6%
Service	4,391	6,891	(2,500)	(36.3)%
Percentage of total revenue	18.5%	19.1%
License	52	64	(12)	(18.8)%
Percentage of total revenue	0.2%	0.2%
Amortization of intangible assets	1,085	1,684	(599)	(35.6)%
Percentage of total revenue	4.6%	4.7%

Total cost of revenue	$11,109	$14,600	$(3,491)	(23.9)%

Cost of subscriptions and support. The decrease in the cost of subscriptions and support for the three-months ended March 31, 2009 over the comparable period in 2008 was partially due to $0.2 million in savings from decreased performance-based compensation. The remaining decrease is attributed to a $0.1 million reduction in expenses associated with the use of third party vendors and a $0.1 million decrease in travel.

Cost of services. The decrease in the cost of services for the three-months ended March 31, 2009 over the comparable period in 2008 was partially due to $0.7 million in savings from decreased performance-based compensation and decreased head count associated with our workforce rebalancing efforts. The cost decrease was also due to $1.0 million in costs deferrals for such projects where revenue is deferred. The remaining decrease is attributed to a $0.4 million reduction in expenses associated with outside services, a $0.3 million decrease in travel and a $0.1 million reduction in equipment and software purchased or depreciated.

Cost of license. The decrease in the cost of license for the three-months ended March 31, 2009 over the comparable period in 2008 was due to reduced usage of third party content preparation and shipping costs.

Amortization of intangible assets. The decrease in amortization of intangible assets for the three-months ended March 31, 2009 over the comparable period in 2008 was primarily due to a $0.3 million elimination of certain intangible assets recorded from prior acquisitions as they became fully amortized in 2008, and a scheduled $0.3 million decrease in the amortization of other intangible assets from prior acquisitions.

Gross Margin

The following table is the summary of gross margin between subscriptions and support, service, license and amortization of intangible assets (in thousands, except percentages):

	Three-Months Ended March 31,
	2009	2008
Gross margin
Subscriptions and support	$11,193	$11,666
Percentage of subscriptions and support revenue	66.7%	66.2%
Services	904	2,781
Percentage of services revenue	17.1%	28.8%
License	1,579	8,629
Percentage of license revenue	96.8%	99.3%
Amortization of intangible assets	(1,085)	(1,684)
Percentage of license revenue	(66.5)%	(19.4)%

Total gross margin	$12,591	$21,392
Percentage of net revenue	53.1%	59.4%

Gross margin percent for subscriptions and support in the three-months ended March 31, 2009 increased over the comparable period in 2008. This increase is attributed to a gain in efficiencies, resulting from our workforce rebalancing efforts, as well as improved delivery efficiencies, despite a decrease in revenue.

Gross margin percent for services in the three-months ended March 31, 2009 decreased over the comparable period in 2008 due to a decrease associated with unfavorable changes in sales mix and volume. This decrease was only partially offset by an increase in improved delivery efficiencies. Decreases in our customer installed base were primarily due to both the difficult economic environment globally and a shift in the demand of perpetual licensed software to subscription, which generally provide less opportunity for services sales.

Gross margin percent for license, exclusive of amortization of intangible assets, in the three-months ended March 31, 2009, decreased slightly over the comparable period in 2008 due to a large decrease in license revenue from a global retail customer for which there was no corresponding third party license cost. Gross margin percent for license, including amortization of intangible assets, also decreased for the same reason.

Operating Expenses

The following table is a summary of research and development, sales and marketing, general and administrative and restructuring expenses (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
Research and development	$5,003	$5,830	$(827)	(14.2)%
Percentage of net revenue	21.1%	16.2%
Sales and marketing	7,127	8,728	(1,601)	(18.3)%
Percentage of net revenue	30.1%	24.2%
General and administrative	4,167	5,176	(1,009)	(19.5)%
Percentage of net revenue	17.6%	14.4%
Restructuring	1,295	85	1,210	1,423.5%
Percentage of net revenue	5.4%	0.2%

Total operating expenses	$17,592	$19,819	$(2,227)	(11.2)%
Percentage of net revenue	74.2%	55.0%

Research and development. The decrease in research and development expense in the three-months ended March 31, 2009 over the comparable period in 2008 was due to a decrease of $0.4 million in employee and related costs, a decrease of $0.2 million in facility and equipment expenses, a $0.1 million decrease in travel expenses and a $0.1 million decrease in stock-based compensation expense.

Sales and marketing. The decrease in sales and marketing expense in the three-months ended March 31, 2009 over the comparable period in 2008 was due to a decrease of $1.4 million in employee and related costs and commissions, including; $1.1 million in North America and $0.3 million internationally, a $0.3 million decrease in travel expenses, a $0.1 million decrease in other miscellaneous expenses and a $0.2 decrease in stock-based compensation expense offset by a $0.4 million increase in marketing programs.

General and administrative. The decrease in general and administrative expense in the three-months ended March 31, 2009 over the comparable period in 2008 was due to a decrease of $0.6 million in expenses relating to general and administrative personnel, a $0.2 million decrease related to facility and other expenses, a $0.1 million decrease in accounting, legal and consulting fees associated with Sarbanes-Oxley Section 404 compliance and a decrease of $0.2 million in stock-based compensation expense.

Restructuring. During the three-months ended March 31, 2009, we recorded a restructuring charge of $1.3 million in employee severance and other related costs. Employee severance and other related costs consist of severance and other benefits resulting from our first quarter 2009 reduction in force. The restructuring charge in 2008 was due to employee severance and other related costs from our fourth quarter 2007 reduction in force.

Stock-based compensation expense. The following table summarizes stock-based compensation expense related to employee stock options, shares issued pursuant to the employee stock purchase plan and restricted stock units under SFAS No. 123R for the three-months ended March 31, 2009 and 2008 which was allocated as follows (in thousands):

	Three-Months Ended March 31,
	2009	2008
Stock-based compensation expense:
Subscriptions and support	$60	$70
Service	154	150
Research and development	52	175
Sales and marketing	139	355
General and administrative	286	469
Restructuring	115	—

Total stock-based compensation expense	$806	$1,219

The decrease in stock-based compensation expense in the three-months ended March 31, 2009 over the comparable period in 2008 was primarily due to a higher forfeiture rate, cancellations of restricted stock awards of certain senior management and a decrease in stock option grants.

Non-Operating Income (Expense), Net

The following table is a summary of interest expense, interest income, other expense, net and provision for income taxes (in thousands, except percentages):

	Three-Months Ended March 31,		Variance in Dollars	Variance in Percent
	2009	2008
Interest expense	$(139)	$(222)	$83	37.4%
Percentage of net revenue	(0.6)%	(0.6)%
Interest income	103	493	(390)	(79.1)%
Percentage of net revenue	0.4%	1.4%
Other income (expense), net	(48)	21	(69)	(328.6)%
Percentage of net revenue	(0.2)%	0.0%
Provision for income taxes	(80)	(363)	283	78.0%
Percentage of net revenue	(0.3)%	(1.0)%

Total non-operating income (expense)	$(164)	$(71)	$(93)	(131.0)%
Percentage of net revenue	(0.7)%	(0.2)%

Interest expense. The decrease in interest expense in the three-months ended March 31, 2009 over the comparable period in 2008 was attributable to lower principal balance and interest rates on the Wells Fargo Foothill credit facility.

Interest income. Interest income decreased in the three-months ended March 31, 2009 over the comparable period in 2008 due to lower interest rates.

Other income expense, net. The decrease in other income in the three-months ended March 31, 2009 over the comparable period in 2008 was primarily due to foreign currency exchange activity.

Provision for income taxes. The tax provision for the three-months ended March 31, 2009 was $0.1 million compared to $0.4 million for the three-months ended March 31, 2008. As a result of a pre-tax loss in the current quarter compared to a pre-tax income in the comparable period in the prior year, the expected alternative minimum federal tax was reduced for the current quarter as well as tax reductions in some foreign jurisdictions. Our effective tax rates differ from the statutory rate of 34% primarily due to the tax impact of foreign operations for which no tax benefit is provided for foreign losses, research and development tax credits, state taxes, non-deductible stock-based compensation and amortization of intangible assets. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity were $34.8 million of cash and cash equivalents, $10.0 million of short-term investments and a revolving credit facility with Wells Fargo Foothill pursuant to which we may borrow a maximum of $5.0 million, adjusted as described in the following paragraph, to meet the working capital requirements of the business in excess of our cash provided by operations. Our short-term investment portfolio increased from $3.8 million at December 31, 2008 to $10.0 million at March 31, 2009 primarily as a result of investing cash and cash equivalents into short-term investments of higher credit quality, primarily treasury bills during the quarter.

Under our revolving credit facility (the “Revolver”) with Wells Fargo Foothill, we have an agreement with Wells Fargo Foothill in which we will enter into forward foreign exchange contracts to mitigate certain foreign exchange exposures we have related to foreign trade receivables. As part of this agreement, the credit facility provides for a 5% reserve against the Revolver. As a result of the 5% reserve requirement, we have $250,000 less in funds available for use from the Revolver including debt covenant compliance and, accordingly, only $4,750,000 was available for borrowings at March 31, 2009.

On June 1, 2006, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective October 2, 2006. Our shelf registration statement allows us to offer and sell an aggregate of $75.0 million in debt and equity securities, the terms of which will be established at the time of the offering by means of a written prospectus or prospectus supplement.

On May 23, 2007, we completed the sale of $35.1 million of our common stock in a registered direct offering, in which approximately 5.4 million shares of common stock were sold at a purchase price of $6.50 per share through a prospectus supplement to our shelf registration statement. The shares were sold to accredited institutional investors with RBC Capital Markets Corporation acting as sole placement agent for the transaction. The net proceeds raised from the offering provided us with greater working capital and which has been, and may be, used for general corporate purposes, to repay or prepay our debt, and/or investments and acquisitions. As of March 31, 2009, $39.9 million in debt and equity securities remained eligible to be sold through the shelf registration statement.

On August 20, 2007, our Board of Directors authorized the repurchase up to $15.0 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more larger repurchases. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock and the program may be modified, suspended or terminated any time at in the discretion of the Board of Directors. As of March 31, 2009, we have purchased 2,016,690 shares of common stock for an aggregate cost of $8.3 million, and have $6.7 million available for further purchases under the plan.

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

Three-months ended March 31, 2009

Net cash provided by operating activities was $4.2 million during the three-months ended March 31, 2009. The cash provided during the period primarily relates to collections of our trade receivables resulting in a net decrease in accounts receivable of $5.5 million and net increases in accounts payable and deferred revenue of $1.4 million and $0.9 million, respectively. The increase in deferred revenue is primarily associated with the increase in multiple year contracts. Offsetting these increases in operating cash was a decrease in other accrued compensation of $1.9 million. The decline in accrued compensation and benefits is primarily associated with year-end sales commissions, bonuses and severance that were paid in the three-months ended March 31, 2009. Also included in cash provided by operating activities are adjustments to net income for non-cash items which included intangible assets amortization of $1.1 million, stock-based compensation of $0.8 million and depreciation and amortization of $1.0 million.

Net cash used by investing activities was $8.1 million in the three-months ended March 31, 2009. The cash provided during the period primarily relates to short-term investments maturities of $3.8 million in the three-months ended March 31, 2009, which was offset by purchases of $10.0 million of short-term investments and $1.9 million in purchases of property and equipment to increase our infrastructure. At March 31, 2009, short-term investments had a carrying value of $10.0 million.

Net cash used by financing activities included a repayment of indebtedness under the Wells Fargo Foothill credit facility of $4.4 million to fully settle our outstanding Term Loan, a payment of $0.3 million for notes payable related to our settlement with IpLearn, $0.5 million for purchases of treasury stock and a payment of $0.1 million for taxes withheld in connection with restricted stock issuances. Offsetting these uses was $0.3 million in net proceeds from the issuance of common stock through our employee stock purchase plan.

Commitments

Future payments under operating lease obligations at March 31, 2009 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$9,616	$2,065	$2,105	$1,740	$1,749	$1,813	$144

Contingencies

In the event of a change of control and the subsequent termination of any of our executive officers and certain employees in a manner defined in the agreement as a termination event, we will be obligated to pay the officer or the key employee certain compensation and benefits, including: one year of the officer’s base salary to be paid over a one year period, 100% of the officer’s target bonus payable in one lump sum within five days, full acceleration of outstanding equity awards and continuing health coverage for up to one year, as more fully described in our Amended and Restated Change of Control Agreement. On April 3, 2009, we entered into an Amended and Restated Change of Control Agreement with our Chief Executive Officer, which amended the term, benefits and obligations under the agreement, from one year to 18 months. In addition to this change of control agreement, the terms of our Chief Executive Officer’s employment offer letter provides that if, prior to December 31, 2009, his employment is terminated other than for cause or good reason, he would be entitled to be paid one year’s base salary, 100% of his targeted annual bonus and other benefits as described in his offer letter.

From time-to-time, third parties assert patent infringement claims against us in the forms of letters, litigation, or other forms of communication. In addition, without limitation from time-to-time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, employment claims and general contract or other claims. Management does not believe that any of the foregoing claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, our analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. In addition, a purported class action lawsuit has been filed against us and our directors with respect to the acquisition of the company by affiliates of Accel-KKR, as described in Note 10, Legal Proceedings. Defending each of these actions, regardless of the outcome, may be costly, time-consuming, distract management personnel and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results and/or financial condition.

For information regarding indemnifications, refer to Note 8, Guarantees, Warranties and Indemnification, in the Notes to Condensed Consolidated Financial Statements.

Equity Incentive Awards

Our equity incentive plan is a key component of the compensation package we provide to attract and retain talented employees and we believe equity awards, such as stock options and other equity grants, provides our employees a strong link to our long term performance and the interests of our stockholders. The trading price of our common stock has been and is likely to continue to be highly volatile. As a result of this volatility, the trading price of our common stock may be lower than the exercise price of options held by some of our employees or the value of our common stock may decline from the value of such stock at the time of grant of other equity awards and the effectiveness of our equity incentive plan may be adversely impacted. For example, at March 31, 2009, 85% of our outstanding stock options and restricted stock units and awards had exercise prices in excess of the current market price of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

Refer to the discussion of recent accounting pronouncements in Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We held no auction-rate securities as of March 31, 2009 and December 31, 2008.

Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents and short-term investments such as commercial paper, publicly traded common stock and treasury bills. We minimize risk by investing in financial instruments with original maturities of less than one year. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2009, the fair value of cash and cash equivalents and short-term investments would not change by a material amount.

Concurrent with the closing of the Pathlore acquisition on October 4, 2005, we entered into a credit facility with Wells Fargo Foothill, principally to fund a portion of the acquisition price, and to provide for our ongoing working capital requirements. Under the terms of the facility, Wells Fargo Foothill loaned us $17.5 million to complete the acquisition of Pathlore and provided a revolving credit facility to a maximum of $5.0 million to meet the working capital requirements of the business. Prior to the amendment of the credit facility on June 19, 2007, outstanding loan balances would bear interest at Wells Fargo Foothill’s base rate plus 2%, unless we elected to be charged at the London Intrabank Offered Rate (“LIBOR”) rate plus 3.5%. On June 19, 2007, we entered into an amendment of our credit facility in which, among other things, the determination of the interest rate was changed from the description above to a scalable schedule of the base rate, based on earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement On August 26, 2008, we entered into an amendment of our credit facility to remove the contractual 6% minimum rate. We agreed to perform an initial transfer of $25.0 million to a Wells Fargo investment account, and maintain at least 50% of our total aggregate amount of invested cash and cash equivalents at all times thereafter until the loan is fully repaid. In January 2009, we made total payments of $4.5 million to Wells Fargo Foothill to fully pay off our outstanding Term Loan, of which $4.4 million and $0.1 million were principal and interest, respectively. Included in the $4.4 million principal payments were a $1.1 million quarterly installment and a $3.3 million prepayment of the remaining principal. As a result of the loan payoff, we did not have any outstanding principal or interest payments at March 31, 2009.

Foreign Currency Exchange Risk. We have foreign currency risk as a result of sales by our foreign subsidiaries denominated in currencies other than the United States dollar. In the three-months ended March 31, 2009 and 2008, international revenue from our foreign subsidiaries accounted for approximately 24% and 24% of total revenue, respectively. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the U.S. are charged to the foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the U.S. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, certain transaction gains and losses may vary from expectations and adversely impact overall expected profitability. In addition, during the third quarter 2006, we began entering into 30 day forward contracts for USD and GBP to hedge anticipated cash flows from our U.K. subsidiary. As a result of the recapitalization of significant inter-company debt from our U.K. subsidiary to the parent company in the U.S. in August 2008, which reduced our foreign exchange rate exposure, we did not have any forward currency contracts at March 31, 2009.

The effect of foreign exchange rate fluctuations accounted for in accumulated other comprehensive income in the three-months ended March 31, 2009 was a foreign translation loss of $254,000, as compared to a gain of $58,000 in the comparable period in 2008. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.

Based upon their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time-to-time, we are involved in legal proceedings or threats of legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on our business, operating results or financial condition, except as noted below.

Lief Irgens v. SumTotal Systems, Inc., et al., Case No. 109CV141073, Superior Court of Santa Clara County, California. A purported class action lawsuit was filed on April 28, 2009 against us and each of our directors claiming, among other things, that our board of directors breached their fiduciary duties to our stockholders by entering into the merger agreement on April 23, 2009 with affiliates of Accel-KKR, as described in Note 11, Subsequent Events, for an unfair price and failing to engage in a fair sale process with respect to the proposed merger. The complaint seeks damages and injunctive relief. We intend to vigorously defend these claims.

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

Our business and results of operations may be affected by the announcement of our proposed acquisition by ST Software Holdings, LLC, an affiliate of Accel-KKR Capital Partners III, L.P.

On April 23, 2008, we entered into a merger agreement with ST Software Holdings, LLC, an affiliate of Accel-KKR. The pending merger could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases pending completion of the merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our software and/or services due to potential uncertainty about the direction of the combined company’s product offerings and the combined company’s support and service of existing products. To the extent that the pending merger creates uncertainty among customers or our employees such that any significant number of customers delay purchase decisions pending completion of the merger, or employees depart SumTotal Systems or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, employees, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

Additionally, we are subject to additional risks in connection with the pending merger, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee by us pursuant to the terms of the merger agreement, (2) the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the merger agreement, including but not limited to the purported class action lawsuit described in Item 1, Legal Proceedings, (3) the failure of the pending merger to close for any reason, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the merger agreement and the potential impact of such covenants on our business, (5) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of our current business plan, and (6) potential difficulties in employee retention arising from the pending merger.

We may suffer additional consequences if the acquisition by Accel-KKR is not completed.

If the merger is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•

Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•

The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•

We could, depending on the timing and circumstances, be required to pay a termination fee to Accel-KKR and provide reimbursement to Accel-KKR for certain expenses incurred by them, up to a maximum fee of $4.95 million;

•	We would remain liable for our costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees;

•	We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•	We may experience the departure of employees from SumTotal Systems;

•	We may be subject to legal proceedings related to the transaction; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Completion of the merger is subject to customary conditions, including (i) adoption of the merger agreement by holders of a majority of the SumTotal Systems common stock outstanding and (ii) absence of any law or order prohibiting the consummation of the merger. In addition, Accel-KKR’s obligation to complete the merger is subject to our having cash and cash equivalents at the closing of the merger of at least $36.5 million. We will manage our business in the ordinary course of business, but we can provide no assurance that we will have the requisite amount of cash and cash equivalents at closing.

We have filed with the Securities and Exchange Commission a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials in connection with our proposed business combination with Accel-KKR. The definitive proxy statement will be sent or given to our stockholders. We urge our investors and stockholders to read the proxy statement and the other relevant materials when they become available because they will contain important information about the merger.

We have a history of losses and we may not achieve profitability under generally accepted accounting principles on a consistent basis.

We expect to continue to derive substantially all of our revenue from the licensing of our learning, performance and talent development solutions, the recently introduced SumTotal 8 Series, and our predecessor solutions and related services, including without limitation, maintenance, professional services, on-demand subscriptions and hosting. Historically, we have not been profitable under GAAP in the U.S. and we may not consistently achieve or sustain GAAP profitability. If we fail to generate adequate revenue from the SumTotal 8 Series, predecessor solutions and related services, we will continue to incur losses.

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

Our disaster recovery plan covers redundant back-up computer systems and data at an alternate site for our primary business applications hosted in our Mountain View headquarters. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations, including software solutions we host for some of our customers, depend on our ability to maintain and protect the computer systems needed for our day-to-day operations. For instance, a number of these computer systems are located in Mountain View, California on or near known earthquake fault zones and flood plains, or in Hyderabad, India where the infrastructure is not as robust as in the United States. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could impair our ability to operate our business, leading us to pay service level credits or customers to withhold payments due to us and decreased revenue. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, which would result in increased expenses and a possible decline in the price of our common stock.

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

Our cash, cash equivalents and short-term investments, which collectively totaled $44.8 million as of March 31, 2009, are deposited with several financial institutions, and may, at times, exceed federally insured limits. If any of such financial institutions were to become insolvent or unable to satisfy its obligations to us, such insolvency or failure could materially adversely affect our financial condition.

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

Any significant adverse changes to the key assumptions about acquired businesses and their prospects or an adverse change in market conditions could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible assets, which had a carrying value of $6.0 million on March 31, 2009, as a percentage of our total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to our reported assets and results of operations.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and income taxes, could cause us to recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with the accounting rules and guidance provided by the AICPA, FASB, SEC and the Public Company Accounting Oversight Board (“PCAOB”), these bodies continue to issue implementation guidelines for their standards and the accounting profession continues to discuss a wide range of potential interpretations of such rules and guidance. Additional implementation guidelines, and changes in interpretations of such guidelines, including the possible adoption of international financial reporting standards, could lead to unanticipated changes in our current revenue and accounting practices that could cause us to recognize lower revenue or increased expenses. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, foreign taxes, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. If our determination of these matters is subsequently changed or updated, such changes or updates could result in an adverse impact on our financial statements.

Adverse litigation, disputes or investigations could affect our business.

We may, from time to time, be subject to various legal or government claims, disputes or investigations. Such matters may include, but not be limited to, claims, disputes or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation or compliance or other matters such as the subpoena we received on April 30, 2008 from the U.S. Department of Defense, as described in Item 1, Legal Proceedings. These matters can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Even if such matters do not result in litigation or such matters are resolved in our favor, such matters and the time and resources necessary to resolve or litigate them, could have a material adverse impact on our financial condition, results of operations, our reputation, or the market value of our common stock.

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

Purchases of Equity Securities. On August 20, 2007, our Board of Directors authorized the repurchase up to $15 million of our outstanding shares of common stock. Stock repurchases will be made in the open market, in block purchase transactions, or in structured Rule 10b5-1 share repurchase plans, and may be made from time to time, in one or more larger repurchases at prices and no terms satisfactory to us. We intend to conduct the repurchase in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate us to acquire any particular amount of common stock. It does not have an expiration date and may be modified, suspended or terminated at any time at our discretion. As of March 31, 2009, we have purchased 2,016,690 shares of common stock for an aggregate cost of approximately $8.3 million as follows:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
Through December 31, 2008	1,670,272	$4.64	$7,743,716	$7,256,284
January 1-31, 2009	—	—	—	7,256,284
February 1-28, 2009	17,686	1.78	31,507	7,224,777
March 1-31, 2009	328,732	1.52	498,307	6,726,470

Total	2,016,690	$4.10	$8,273,530	$6,726,470

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 9, 2008)

10.1*	2009 Executive and Management Bonus Plan

10.2*	Separation Agreement between Ray Villareal and SumTotal Systems, Inc. dated February 15, 2009

10.3*	Form of Change of Control Agreement, amended on March 17, 2009

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMTOTAL SYSTEMS, INC.

May 5, 2009	/s/ NEIL J. LAIRD
Date	Neil J. Laird
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial and Chief Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on March 18, 2004 (incorporated by reference to Form 8-K filed on March 19, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Form 8-K filed on December 9, 2008)

10.1*	2009 Executive and Management Bonus Plan

10.2*	Separation Agreement between Ray Villareal and SumTotal Systems, Inc. dated February 15, 2009

10.3*	Form of Change of Control Agreement, amended on March 17, 2009

31.1	Certifications of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each exhibit marked with a (*) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.